Form 10-Q
period 1999-06-30
NEXTERA ENTERPRISES INC
filed 1999-08-16
CIK 1070534

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                         Commission File Number 0-25995

                            NEXTERA ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                     95-4700410
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                    Identification Number)

               One Cranberry Hill, Lexington, Massachusetts 02421
          (Address of principal executive office, including zip code)

                                 (781) 778-4400
              (Registrant's telephone number, including area code)

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [_] No [X]

           As of July 31, 1999 there were 29,025,540 shares of $.001 par value Class A Common Stock outstanding and 4,274,630 shares of $.001 par value Class B Common Stock outstanding.

================================================================================

                            NEXTERA ENTERPRISES, INC.
                          Quarterly Report on Form 10-Q
                       for the Quarter Ended June 30, 1999

                                      INDEX

PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
   Item 1. Financial Statements

           Consolidated Balance Sheets as of June 30, 1999
              and December 31, 1998                                         2

           Consolidated Statements of Operations for the
              Three Months Ended June 30, 1999 and 1998                     3

           Consolidated Statements of Operations for the
              Six Months Ended June 30, 1999 and 1998                       4

           Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 1999 and 1998                       5

           Notes to Consolidated Financial Statements                       6

   Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     9

   Item 3. Quantitative and Qualitative Disclosures About Market Risk      16

PART II. OTHER INFORMATION

   Item 2  Changes in Securities and Use of Proceeds                       16

   Item 4  Submission of Matters to a Vote of Security Holders             18

   Item 5  Other Items                                                     18

   Item 6. Exhibits and Reports on Form 8-K                                33

           Signatures                                                      34

                        PART I - - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                            NEXTERA ENTERPRISES, INC.

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

                                                                             June 30, 1999      December 31, 1998(1)
                                                                             -------------      --------------------
                                                                              (unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                    $  4,425              $  1,496
   Accounts receivable, net of allowance for
      doubtful accounts of $1,163 at June 30, 1999 and
      $1,267 at December 31, 1998                                                 38,265                31,094
   Costs and estimated earnings in excess of billings                              4,524                 2,962
   Due from affiliates                                                                19                   400
   Due from officers                                                                 469                   856
   Prepaid expenses and other current assets                                       2,444                 5,709
                                                                                --------              --------
      Total current assets                                                        50,146                42,517
Property and equipment, net                                                        9,358                 8,056
Intangible assets, net of accumulated amortization of
   $2,688 at June 30, 1999 and $1,977 at December 31, 1998                       152,781               125,082
Other assets                                                                       1,672                 1,036
                                                                                --------              --------
      Total assets                                                              $213,957              $176,691
                                                                                ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                        $ 26,793              $ 23,530
   Notes payable to bank                                                          17,906                 6,156
   Bridge loan payable (including $37,500 payable to
      related party at December 31, 1998)                                             --                75,849
   Deferred revenue                                                                1,601                 1,193
   Due to affiliates                                                                 372                 1,068
   Current portion of long-term debt and capital lease obligations                   658                   482
                                                                                --------              --------
      Total current liabilities                                                   47,330               108,278
Long-term debt and capital lease obligations                                       4,013                 2,600
Debentures due to affiliates, including accrued interest thereon                  29,940                53,149
Other long-term liabilities                                                        1,198                 1,174
Stockholders' equity:
   Preferred Stock, $0.001 par value, 10,000,000 shares authorized,
      no shares issued and outstanding                                                --                    --
   Exchangeable shares, no par value, 2,500,000 shares authorized,
      197,813 shares issued and outstanding at June 30, 1999
      and December 31, 1998                                                          495                   495
   Class A Common Stock, $0.001 par value, 50,000,000 shares
      authorized, 29,025,517 and 16,811,740 shares issued
      and outstanding at June 30, 1999 and December 31, 1998                          29                    17
   Class B Common Stock, $0.001 par value, 4,300,000 shares
      authorized, 4,274,630 shares issued and outstanding at
      June 30, 1999 and December 31, 1998                                              4                     4
   Additional paid-in capital                                                    154,839                31,144
   Retained earnings (deficit)                                                   (23,891)              (20,170)
                                                                                --------              --------
      Total stockholders' equity                                                 131,476                11,490
                                                                                --------              --------
      Total liabilities and stockholders' equity                                $213,957              $176,691
                                                                                ========              ========


(1) Derived from audited financial statements as of December 31, 1998.


                 See Notes to Consolidated Financial Statements

                            NEXTERA ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               (In thousands, except per share amounts; unaudited)

                                                                    Three Months      Three Months
                                                                        Ended             Ended
                                                                   June 30, 1999      June 30, 1998
                                                                   -------------      -------------

Net revenues                                                          $36,519             $13,909
Cost of revenues                                                       20,470               9,315
                                                                      -------             -------
      Gross profit                                                     16,049               4,594
Selling, general and administrative expenses                           10,594               4,410
Amortization expense                                                    1,156                 344
Compensation expense - other                                            1,705                  --
                                                                      -------             -------
      Income (loss) from operations                                     2,594                (160)
Interest expense, net                                                  (2,591)             (1,104)
                                                                      -------             -------
      Income (loss) before provision for income taxes                       3              (1,264)
Provision for income taxes                                                  2                  75
                                                                      -------             -------
      Net income (loss)                                               $     1             $(1,339)
                                                                      =======             =======

Net income (loss) per common share, basic and diluted                 $  0.00             $ (0.09)
                                                                      =======             =======

Weighted average common shares outstanding, basic                      28,240              15,290
                                                                      =======             =======

Weighted average common shares outstanding, diluted                    28,802              15,290
                                                                      =======             =======



                 See Notes to Consolidated Financial Statements

                            NEXTERA ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               (In thousands, except per share amounts; unaudited)

                                                                     Six Months        Six Months
                                                                        Ended             Ended
                                                                   June 30, 1999      June 30, 1998
                                                                   -------------      -------------

Net revenues                                                           $72,664           $22,095
Cost of revenues                                                        40,982            14,938
                                                                       -------           -------
      Gross profit                                                      31,682             7,157
Selling, general and administrative expenses                            20,748             7,296
Amortization expense                                                     2,190               568
Compensation expense - other                                             6,089                --
                                                                       -------           -------
      Income (loss) from operations                                      2,655              (707)
Interest expense, net                                                   (6,374)           (2,671)
                                                                       -------           -------
      Loss before provision for income taxes                            (3,719)           (3,378)
Provision for income taxes                                                   2               200
                                                                       -------           -------
      Net loss                                                         $(3,721)          $(3,578)
                                                                       =======           =======

Net loss per common share, basic and diluted                           $ (0.15)          $ (0.29)
                                                                       =======           =======

Weighted average common shares outstanding, basic and diluted           24,925            12,409
                                                                       =======           =======



                 See Notes to Consolidated Financial Statements

                            NEXTERA ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (In thousands, unaudited)

                                                                                      Six Months        Six Months
                                                                                        Ended              Ended
                                                                                    June 30, 1999      June 30, 1998
                                                                                    -------------      -------------

Cash flows from operating activities:
    Net loss                                                                           $ (3,721)         $ (3,578)
    Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
        Depreciation and amortization                                                     3,594               931
        Non-cash compensation charges                                                     6,031                --
        Change in operating assets and liabilities, net of effect of acquired businesses:
            Accounts receivable                                                          (3,059)           (1,877)
            Due from affiliate                                                              381               138
            Due to affiliate                                                               (696)               60
            Prepaid expenses and other current assets                                     3,306               111
            Income tax receivable                                                            --               414
            Accounts payable and accrued expenses                                           859             3,683
            Costs and estimated earnings in excess of billings                           (1,563)              726
            Deferred revenue                                                                391               126
            Other                                                                          (606)             (790)
                                                                                       --------          --------
                Net cash provided by (used in) operating activities                       4,917               (56)
                                                                                       --------          --------

Cash flows from investing activities:
    Purchase of property and equipment                                                   (2,331)             (426)
    Acquisition of businesses, net of cash acquired                                     (11,465)          (25,756)
                                                                                       --------          --------
                Net cash used in investing activities                                   (13,796)          (26,182)
                                                                                       --------          --------

Cash flows from financing activities:
    Proceeds from issuance of Class A and Class B Common Stock                          103,654             5,230
    Proceeds from issuance of Class B Preferred Stock                                        --            24,993
    Due from officers                                                                       387              (849)
    Borrowings (repayments) under note payable to bank                                   11,749              (639)
    Borrowings under bridge loan payable                                                  2,000                --
    Repayment of bridge loan payable                                                    (79,564)               --
    Repayment of debentures due to affiliates                                           (25,607)               --
    Repayments of long-term debt and capital lease obligations                             (811)             (130)
                                                                                       --------          --------
                Net cash provided by financing activities                                11,808            28,605
                                                                                       --------          --------
    Net increase in cash and cash equivalents                                             2,929             2,367
    Cash and cash equivalents at beginning of period                                      1,496               554
                                                                                       --------          --------
    Cash and cash equivalents at end of period                                         $  4,425          $  2,921
                                                                                       ========          ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                           $  6,569          $    134
                                                                                       ========          ========


                 See Notes to Consolidated Financial Statements

                            NEXTERA ENTERPRISES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    BASIS OF PRESENTATION

           The accompanying financial statements of Nextera Enterprises, Inc. ("Nextera" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and adjustments related to the Company's 1998 equity recapitalization) considered necessary for a fair presentation have been included. Operating results for the three- and six- month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

           The consolidated balance sheet as of December 31, 1998 has been derived from the consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

           These financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on May 17, 1999.

ACQUISITIONS

           Effective January 5, 1998, Nextera acquired substantially all of the assets and assumed certain liabilities of SiGMA Consulting, LLC ("SiGMA"), a New York-based management consulting firm. SiGMA was acquired for $10.0 million in cash and 669,000 shares of Class A Common Stock. Effective December 31, 1998, the Company transferred all the membership interests of SiGMA to Nextera Business Performance Solutions Group, Inc. ("NBPSG"), a wholly owned subsidiary of the Company.

           Effective March 31, 1998, Nextera acquired substantially all of the assets and assumed certain liabilities of The Planning Technologies Group, Inc. ("PTG"), a Massachusetts-based strategy and management consulting firm. PTG was acquired for $6.7 million in cash and 214,000 shares of Class A Common Stock.

           Effective March 31, 1998, Nextera acquired Pyramid Imaging, Inc. ("Pyramid"), a California-based consulting and technology firm. Pyramid was acquired for $10.0 million in cash and 640,000 shares of Class A Common Stock, including $0.8 million in cash and 53,333 shares of Class A Common Stock (the "Pyramid Earn-out Shares") accrued as of June 30, 1999 as a result of the achievement of certain revenue and pretax profit targets related to the performance of Pyramid during the twelve months ending March 31, 1999.

           Effective August 31, 1998, Nextera acquired substantially all the assets and assumed certain liabilities of Sibson & Company, L.P. and acquired

 Sibson Canada, Inc., (collectively "Sibson") human resources consulting firms based in New Jersey and Toronto, Canada, respectively. Sibson was acquired for $37.4 million in cash, 2,613,087 shares of Class A Common Stock and 197,813 Exchangeable Shares of a subsidiary of the Company, which may be exchanged at the option of the holders into 197,813 shares of Class A Common Stock.

           Effective December 31, 1998, the Company acquired Lexecon Inc. ("Lexecon"), an Illinois-based economic consulting firm. Lexecon was acquired for $31.1 million in cash and 4,266,240 shares of Class A Common Stock, including 1,450,240 shares of Class A Common Stock (the "Lexecon Contingent Shares") which were determined based on the price per share in the initial public offering of the Company's Class A Common Stock (see Note 2).

           Effective January 29, 1999, the Company acquired The Alexander Corporation Limited ("Alexander"), a United Kingdom-based human resources consulting firm. Alexander was acquired for (pound)300,000 (approximately $490,000 as of January 29, 1999) and 150,000 shares of Class A Common Stock. In addition, the Company will pay an earn-out of up to an additional (pound)700,000 over a three-year period depending upon Alexander's satisfaction of certain performance criteria.

           Effective May 18, 1999, the Company acquired NeoEnterprises, Inc. ("NeoEnterprises"), a Connecticut-based electronic commerce, or "e-commerce," consulting and development company. NeoEnterprises was acquired for 170,000 shares of Class A Common Stock and was merged into Neonext LLC ("Neonext"), a newly-formed acquisition subsidiary of the Company, as a part of the acquisition.

           Effective June 1, 1999, the Company acquired substantially all of the assets and certain liabilities of The Economics Resource Group, Inc. ("ERG"), a Massachusetts-based consulting firm that provides economic and strategic services primarily to energy and other regulated industries. ERG was acquired for $9.6 million of cash and a $2.4 million promissory note payable December 31, 2000, subject to post-closing adjustments based upon certain financial performance criteria for ERG.

Note 2.    STOCKHOLDERS' EQUITY

           On May 21, 1999, the Company completed its initial public offering ("the Offering") of its Class A Common Stock. The Company sold 11,500,000 shares of Class A Common Stock and realized net proceeds of $103.0 million. Substantially all of these net proceeds were used to repay a portion of the Company's then outstanding short- and long-term debt.

           Based upon the share price of the Class A Common Stock in the Offering, fully-vested stock options entitling option holders to purchase 197,760 shares of Class A Common Stock were granted on May 18, 1999 to certain key executives of Lexecon. Pursuant to these grants, the Company recorded compensation expense - other of $1.7 million representing the difference between the fair value of the Class A Common Stock on the date of grant of $10.00 per share and the exercise price of the options.

Note 3.    EARNINGS (LOSS) PER SHARE

           Basic and diluted earnings (loss) per share were calculated as follows:

           (In thousands, except per share amounts; unaudited)

                                                             THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                       JUNE 30, 1999     JUNE 30, 1998     JUNE 30, 1999     JUNE 30, 1998
                                                       -------------     -------------     -------------     -------------
Basic
-----
Net income (loss)                                         $     1           $(1,339)           $(3,721)          $(3,578)
                                                          -------           -------            -------           -------
Weighted average shares                                    28,240            15,290             24,925            12,409
                                                          -------           -------            -------           -------
Basic earnings (loss) per share                           $  0.00           $ (0.09)           $ (0.15)          $ (0.29)
                                                          =======           =======            =======           =======

Diluted
-------
Net income (loss)                                         $     1           $(1,339)           $(3,721)          $(3,578)
                                                          -------           -------            -------           -------
Weighted average shares                                    28,240            15,290             24,925            12,409
Effect of stock options                                       562                --                 --                --
                                                          -------           -------            -------           -------
Weighted average shares, as adjusted                       28,802            15,290             24,925            12,409
                                                          -------           -------            -------           -------
Diluted earnings (loss) per share                         $  0.00           $ (0.09)           $ (0.15)          $ (0.29)
                                                          =======           =======            =======           =======

                            NEXTERA ENTERPRISES, INC.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The disclosure and analysis in this quarterly report contain "forward-looking statements." Forward-looking statements give Nextera's current expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these forward-looking statements include statements relating to future actions or the outcome of financial results. From time to time, Nextera also may provide oral or written forward-looking statements in other materials released to the public. Any or all of the forward-looking statements in this quarterly report and in any other public statements make may turn out to be incorrect. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially.

           Factors that might cause such a difference include, but are not limited to, those discussed below in "Item 5: Factors That May Affect Future Performance" as well as those discussed in Nextera's Registration Statement on Form S-1 under the heading "Risk Factors." It is not possible to predict or identify all such factors. Consequently, any such list should not be considered to be a complete set of all potential risks or uncertainties. Nextera undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information or future events.

OVERVIEW

           Nextera Enterprises, Inc. provides leading-edge consulting services focused on business strategy, economic analysis, operations improvement, organizational design and information technology ("IT") primarily to Fortune 500 and other multinational companies and government agencies. The Company provides services in three practice areas, which enables it to offer a broad range of complementary services that assist clients in achieving enhanced business performance by anticipating and addressing their complex, multi-disciplinary consulting needs. Nextera helps organizations redefine the way in which existing work is conducted or new businesses and markets are entered by analyzing underlying strategic and economic issues affecting business performance, redesigning operational processes and business practices, defining and managing major change initiatives, and using emerging information technologies (such as web-based technologies and electronic commerce) to support new strategic approaches.

           The Company's portfolio of practice areas includes Strategy and Research Services, Human Capital Services, and Information Technology Consulting and Process Transformation Services. The Strategy and Research Services practice provides in-depth business and economic analyses of business conditions, relevant business frameworks and business practices. Through the Strategy and Research Services practice area, Nextera assists senior management in proactively developing, refining and managing business strategies, action plans and core competencies, provides litigation support, including expert testimony, principally in antitrust and securities matters, and also furnishes focuses research on a number of issues of client concern.

The Human Capital Services practice assists clients in implementing organizational and strategic changes established by senior management through all levels of the organization. The Company recently combined its Process Transformation Services and its Information Technology Consulting Services practice areas into a single Information Technology Consulting and Process Transformation Services practice. This practice area applies emerging technologies such as web-based technologies and electronic commerce to design and develop high impact business process support systems and knowledge management systems. Additionally, it also helps clients solve complex operational issues through major business transformation programs, redesigned business processes, and best practices.

           In August 1999, Nextera combined the operations of NBPSG, Pyramid and Neonext into a new organization named Nextera Interactive. Nextera Interactive was formed to increase Nextera's focus on the rapidly growing e-commerce and e-business service markets. Nextera Interactive will provide a portfolio of service offerings, including e-commerce and e-business strategy formulation, market positioning and branding, user interface and technical architecture design and full design and development of Internet and web-based applications and systems.

           The Company provides its services across a broad spectrum of industries, including communications, consumer products, diversified services, energy, entertainment, financial services, government, health care, insurance, manufacturing, media, retail and technology.

SEQUENTIAL QUARTERLY TRENDS AND RESULTS OF OPERATIONS

           The following table sets forth the Company's results of operations for the periods indicated. This information for quarterly periods has been prepared on the same basis as the Company's annual Consolidated Financial Statements and, in the opinion of the Company's management, reflects all adjustments (consisting only of normal and recurring adjustments and adjustments related to the Company's equity recapitalization) necessary for the fair presentation of the information for the periods presented.

                                                               FOR THE THREE MONTHS ENDED
                                        --------------------------------------------------------------------------
                                        MARCH 31      JUNE 30   SEPTEMBER 30   DECEMBER 31   MARCH 31      JUNE 30
                                          1998         1998         1998          1998         1999          1999
                                                                      (IN THOUSANDS)

Net revenues                             $ 8,186      $13,909      $17,486       $28,009      $36,145      $36,519
Cost of revenues                           5,623        9,315       12,641        17,406       20,512       20,470
                                         -------      -------      -------       -------      -------      -------
    Gross profit                           2,563        4,594        4,845        10,603       15,633       16,049
Selling, general and
    administrative expenses                2,886        4,410        7,279         8,528       10,154       10,594
Amortization expense                         224          344          466           688        1,034        1,156
Restructuring costs                           --           --          967           331           --           --
Compensation expense --
    other                                     --           --           --         6,671        4,384        1,705
                                         -------      -------      -------       -------      -------      -------
    Income (loss) from operations           (547)        (160)      (3,867)       (5,615)          61        2,594
Interest income (expense), net            (1,567)      (1,104)      (1,648)       (2,404)      (3,783)      (2,591)
                                         -------      -------      -------       -------      -------      -------
    Income (loss) before provision
        for income taxes                  (2,114)      (1,264)      (5,515)       (8,019)      (3,722)           3
Provision for income taxes                   125           75           --            43           --            2
                                         -------      -------      -------       -------      -------      -------
    Net income (loss)                    $(2,239)     $(1,339)     $(5,515)      $(8,062)     $(3,722)     $     1
                                         =======      =======      =======       =======      =======      =======


           The following table sets forth, for periods indicated, the percentage relationship to net revenues of the Company's results of operations.

                                                               FOR THE THREE MONTHS ENDED
                                        --------------------------------------------------------------------------
                                        MARCH 31      JUNE 30   SEPTEMBER 30   DECEMBER 31   MARCH 31      JUNE 30
                                          1998         1998         1998          1998         1999          1999
                                                                      (IN THOUSANDS)

Net revenues                              100%         100%         100%          100%         100%          100%
Cost of revenues                           69           67           72            62           57            56
                                          ---          ---          ---           ---          ---           ---
       Gross profit                        31           33           28            38           43            44
Selling, general and
       Administrative expenses             35           32           42            30           28            29
Amortization expense                        3            2            3             2            3             3
Restructuring costs                         -            -            6             1            -             -
Compensation expense --
       Other                                -            -            -            24           12             5
                                          ---          ---          ---           ---          ---           ---
       Income (loss) from operations       (7)          (1)         (22)          (20)           -             7
Interest income (expense), net            (19)          (8)          (9)           (9)         (10)           (7)
                                          ---          ---          ---           ---          ---           ---
       Income (loss) before               (26)          (9)         (32)          (29)         (10)            -
       provision for income taxes
Provision for income taxes                  1            1            -             -            -             -
                                          ---          ---          ---           ---          ---           ---
       Net income (loss)                  (27)%        (10)%        (32)%         (29)%        (10)%           0%
                                          ===          ===          ===           ===          ===           ===

RESULTS OF OPERATIONS

           In light of the number and significance of acquisitions completed since January 1, 1998, management has decided to present a comparison of results for (i) the three months ended June 30, 1999 versus the three months ended March 31, 1999 and (ii) the three months ended March 31, 1999 versus the three months ended December 31, 1998, because it believes that such comparisons are the most meaningful presentation of the Company's financial results.

           All acquisitions completed by Nextera have been accounted for under the purchase method of accounting. Accordingly, the Consolidated Financial Statements of the Company include operating results of the acquired companies only from the effective date of each respective acquisition.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 AND THREE MONTHS ENDED MARCH 31, 1999

           Net Revenues. Net revenues increased to $36.5 million for the three months ended June 30, 1999 from $36.1 million for the three months ended March 31, 1999. This increase was primarily attributable to an increase in e-commerce and e-business revenues and to the inclusion of revenues generated by ERG, which was acquired effective June 1, 1999, offset in part by a reduction in revenues related to enterprise resource planning ("ERP") services performed during the quarter. As a result of the reduced demand for ERP services, the Company utilized a lower level of outside contractors during the current quarter.

           Gross Profit. Gross profit increased 2.6% to $16.0 million for the three months ended June 30, 1999 from $15.6 million for the three months ended March 31, 1999. Gross margin as a percentage of sales increased to 43.9% for the three months ended June 30, 1999 from 43.3% for the three months ended March 31, 1999. The increase in gross margin was due primarily to higher margins on e-commerce and e-business services than those earned on ERP-related business. The Company has historically utilized subcontractors to perform a significant portion of ERP services and, in most instances, has recorded lower gross margins on revenue related to such subcontracted services than on work performed by internal consultant resources.

           Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 4.3% to $10.6 million for the three months ended June 30, 1999 from $10.2 million for the three months ended December 31, 1998. As a percentage of revenues, such expenses increased slightly to 29.0% for the three months ended June 30, 1999 from 28.1% for the three months ended March 31, 1999.

           Interest Income (Expense), Net. Interest expense, net decreased to $2.6 million for the three months ended June 30, 1999 from $3.8 million for the three months ended December 31, 1998. This decrease was due primarily to the repayment of a portion of the Company's outstanding indebtedness with the proceeds from the Company's initial public offering of Class A Common Stock, which was completed on May 21, 1999.

           Compensation Expense - Other. The Company granted to certain non-stockholder employees of Lexecon fully-vested options to purchase 197,760 shares of Class A Common Stock at an exercise price of $1.50 per share effective as of May 1999. The Company recorded an expense of $1.7 million in the three months ended June 30, 1999, which represented the difference between the fair value of the options on the date of grant of $10.00 per share, and the exercise price of the options.

           In March 1999, the Company granted to certain non-employee consultants of Lexecon fully-vested options to purchase 445,245 shares of Class A Common Stock at an exercise price of $14.00 per share. The Company recorded a non-cash compensation charge of $4.4 million related to the grant of these options in the three months ended March 31, 1999.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 AND THREE MONTHS ENDED DECEMBER 31, 1998

           Net Revenues. Net revenues increased 29.1% to $36.1 million for the three months ended March 31, 1999 from $28.0 million for the three months ended December 31, 1998. This increase was primarily attributable to the inclusion of revenues generated by Lexecon, which was acquired effective December 31, 1998, and by Alexander, which was acquired effective January 29, 1999.

           Gross Profit. Gross profit increased 47.4% to $15.6 million for the three months ended March 31, 1999 from $10.6 million for the three months ended December 31, 1998. Gross margin as a percentage of sales increased to 43.3% for the three months ended March 31, 1999 from 37.9% for the three months ended December 31, 1998. The increase in gross profit and gross margin was due primarily to the acquisition of Lexecon (the "Lexecon Acquisition").

           Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 19.1% to $10.2 million for the three months ended March 31, 1999 from $8.5 million for the three months ended December 31, 1998. As a percentage of revenues, such expenses decreased to 28.1% for the three months ended March 31, 1999 from 30.4% for the three months ended December 31, 1998. The dollar increase was due primarily to the inclusion of the Lexecon Acquisition for the three months ended March 31, 1999, offset in part by the inclusion in the three months ended December 31, 1998 of $0.4 million of a supplemental management fee charged by Knowledge Universe, Inc. ("Knowledge Universe").

           Interest Income (Expense), Net. Interest expense, net increased to $3.8 million for the three months ended March 31, 1999 from $2.4 million for the three months ended December 31, 1998. This increase was due primarily to borrowings incurred to fund the Lexecon Acquisition.

           Restructuring. During the three months ended December 31, 1998 the Company recorded restructuring costs of $0.3 million related to severance obligations incurred in connection with the combination of two of the Company's operating subsidiaries, Symmetrix, Inc. ("Symmetrix") and SiGMA, into NBPSG.

           Compensation Expense - Other. The Company granted to certain non-employee consultants of Lexecon options to purchase 445,245 shares of Class A Common Stock at an exercise price of $14.00 per share in March 1999. Such options were fully-vested upon grant. The Company accounted for the issuance of such options in accordance with EITF 96-18 and recorded a non-cash compensation charge of $4.4 million in the three months ended March 31, 1999.

Such charge represents the estimated fair value of the options calculated using the Black-Scholes model.

LIQUIDITY AND CAPITAL RESOURCES

           Consolidated working capital was $2.8 million on June 30, 1999, compared with a working capital deficit of $65.8 million on December 31, 1998. Included in working capital were cash and cash equivalents of $4.4 million and $1.5 million on June 30, 1999 and December 31, 1998, respectively. The increase in working capital was primarily attributable to the completion of the Company's initial public offering on May 21, 1999, which resulted in net proceeds to the Company of $103.0 million. A portion of such proceeds were used to retire amounts outstanding under a short-term bridge loan, with the balance used to repay a portion of the Company's outstanding long-term indebtedness and certain management and other fees.

           Net cash provided by operating activities was $4.9 million for the six months ended June 30, 1999. The primary components of net cash provided by operating activities were a net loss of $3.7 million and an increase in accounts receivables of $3.1 million, offset by depreciation and amortization expense of $3.6 million, a non-cash compensation charge of $6.0 million and a decrease in prepaid expenses of $3.3 million.

           Net cash used in investing activities was $13.8 million for the six months ended June 30, 1999. The primary components of cash used in investing activities were the acquisitions of Alexander in January 1999 and the acquisition of ERG in June 1999, totaling $10.1 million, exclusive of $0.3 million of cash acquired, and expenditures of $2.3 million for furniture, equipment and leasehold improvements.

           Net cash from financing activities was $11.8 million for the six months ended June 30, 1999. The primary components of cash generated from financing activities were $103.0 million of net proceeds from the completion of the Company's initial public offering of common stock, offset by $79.6 million of cash utilized to repay bridge loan borrowings and $25.6 million of cash utilized to repay a portion of the Company's outstanding indebtedness. Additionally, borrowings under notes payables to banks totaled $11.7 million, of which $9.6 million was incurred in connection with the acquisition of ERG.

           The Company has an aggregate borrowing capacity of $30.0 million under a Discretionary Demand Credit Facility as of June 30, 1999. Interest on the Discretionary Demand Credit Facility is based on the lender's base rate, which was 7.75% as of June 30, 1999. This facility has a final maturity date of January 5, 2000. As of June 30, 1999, the Company had borrowings outstanding under this facility totaling $17.9 million. This facility is secured by substantially all of the Company's assets.

           Nextera believes that cash flow from operations, along with available borrowings under the Discretionary Demand Credit Facility, will be sufficient to meet short-term liquidity requirements, excluding cash which may be required for future acquisitions. The Company intends to replace the Discretionary Demand Credit Facility with a new arrangement to provide working capital and financing for potential acquisitions. The Company is currently negotiating a term sheet for such a facility. There can be no assurances that the Company will be successful in securing such a facility, that the Company's actual needs will not exceed anticipated levels or that the Company will generate sufficient net revenues to fund its operations in the absence of other sources.

There also can be no assurances that any additional required financing will be available through additional bank borrowings, debt or equity offerings or otherwise, or that if such financing is available, that it will be available on terms favorable to the Company.

YEAR 2000 COMPLIANCE

           Many currently installed computer systems are coded to accept only two digit entries in the date code field. These date code fields need to be modified or upgraded to accept four digit entries to distinguish dates beginning on or after January 1, 2000 from dates beginning prior to January 1, 2000. Many organizations are expending significant resources to modify or upgrade their computer systems for such "Year 2000" compliance. These expenditures may result in reduced funds available to purchase the types of services offered by the Company as resources that might otherwise be directed towards the purchase of outside consulting services are utilized for Year 2000 compliance. Any such reduction in the purchase of the types of services offered by Nextera could materially adversely affect the Company's business, operating results and financial condition.

           The Year 2000 issue affects the Company's internal systems, including IT and non-IT systems. Nextera has completed an assessment of its IT systems, including the systems of its subsidiaries, for Year 2000 compliance. The Company relies upon microprocessor-based personal computers and commercially available applications software. Nextera is in the process of upgrading its existing computer software and IT systems as well as those of its subsidiaries. The Company is reviewing its utility systems (heat, light, telephones, etc.) and other non-IT systems for the impact of Year 2000. Additionally, should the Company undertake future acquisitions, the Year 2000 risks that affect the Company can be expected to similarly affect such acquisition candidates. The Company intends to review the systems of all acquisition candidates for Year 2000 compliance. However, the failure to correct a material Year 2000 problem either within the Company, including any of its subsidiaries, within a vendor or supplier or within an acquisition candidate could result in an interruption in, or a failure of, certain normal business activities or operations of the Company. Such interruptions or failures could materially adversely affect the Company's business, operating results and financial condition.

           The Company depends on smooth and timely interactions with its vendors, clients and other third parties. Any unexpected costs or disruption in the operations or activities of such vendors, clients or other third parties as a result of Year 2000 compliance issues within such entities could materially adversely affect Nextera's business, operating results or financial condition. The Company intends to take continuous steps to identify Year 2000 problems related to its vendors and to formulate a system of working with key third-parties to understand their ability to continue providing services and products through the change to Year 2000. The Company intends to work directly with its key vendors, including financial institutions and utility-providers, and partner with them if necessary, to avoid any business interruptions. The Company believes the most likely worst case scenario related to Year 2000 risks is a material business interruption that leads to client dissatisfaction and the termination of a project or projects by dissatisfied clients. Such an interruption in services could occur due to a breakdown in any number of the Company's computer systems and applications and non-IT systems, or the systems of third-parties. Examples are failures in the Company's application software, computer chips embedded in equipment, supply of materials from its suppliers, or lack of adequate telecommunications, power, or other utilities.

Any such failure could prevent the Company from being able to deliver its services as expected, which could materially adversely affect the Company's business, operating results and financial condition.

           The cost of the Company's Year 2000 compliance assessment and upgrade is being funded from current operations. As of June 30, 1999, the cost to the Company of its Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, was expected to be less than $200,000. Because of the uncertainty associated with Year 2000 failures, it is not possible at present to quantify the cost of corrective actions. The Company will continue to consider the likelihood of a material business interruption due to the Year 2000 issue, and, if necessary, implement appropriate contingency plans. Since the Company has adopted a plan to address these Year 2000 issues, it has not developed a comprehensive contingency plan should these issues fail to be completed successfully or in their entirety. However, if the Company identifies significant risks or is unable to meet its anticipated timeline, the Company will develop contingency plans as deemed necessary at that time. There can be no assurance that unexpected Year 2000 compliance problems of either the Company or its vendors, customers and service providers will not materially adversely affect the Company's business, operating results and financial condition.

The Company has in the past and may in the future perform services related to the planning, implementation and testing of Year 2000 compliance work for its clients. Failure to timely or accurately perform these services could cause a client to experience failures of one or more key systems or result in miscalculations causing material disruptions of one or more of a client's operations, including an inability to process transactions or engage in business activities. Disruptions in a client's operations and the variability of definitions of "compliance" with the Year 2000 could lead to lawsuits against the Company. The outcome of such lawsuits and the impact on the Company are not estimable at this time. A claim for product or service liability brought against Nextera related to its Year 2000 consulting could result in substantial cost to the Company and divert management's attention from Nextera's operations, which could materially adversely affect the Company's business, operating results and financial condition.

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

           Currently, the majority of Nextera's sales and expenses are denominated in U.S. dollars and as a result the Company has not experienced significant foreign exchange gains and losses to date. While Nextera is conducting some transactions in foreign currencies during 1999, the Company does not anticipate that foreign exchange gains or losses will be significant. Nextera has not engaged in foreign currency hedging activities to date.

                           PART II. Other Information

Item 2.   Changes in Securities and Use of Proceeds

           Effective May 18, 1999, Nextera issued 170,000 shares of Class A Common Stock to James K. Burns, the former sole stockholder of NeoEnterprises, in exchange for all of the capital stock of NeoEnterprises.

This transaction was undertaken in reliance upon the exemption from the registration requirements of the Securities Act afforded by Rule 506 of Regulation D under the Securities Act and upon the exemption from registration set forth in Section 4(2) of the Securities Act. The foregoing transaction did not involve a distribution or public offering. Nextera did not engage any underwriters in connection with the foregoing transaction and did not pay any underwriting discounts or commissions.

           Effective May 18, 1999, Nextera granted certain employees of Lexecon fully-exercisable options to purchase 197,760 shares of Class A Common Stock at an exercise price of $1.50 per share. The Company had agreed effective December 31, 1998 to grant the foregoing options in connection with the Lexecon Acquisition. This transaction was undertaken in reliance upon the exemption from the registration requirements of the Securities Act afforded by Rule 506 of Regulation D under the Securities Act and upon the exemption from registration set forth in Section 4(2) of the Securities Act. The foregoing transaction did not involve a distribution or public offering. Nextera did not engage any underwriters in connection with the foregoing transaction and did not pay any underwriting discounts or commissions.

           On May 21, 1999, Nextera completed a firm commitment underwritten initial public offering of 11,500,000 shares of Class A Common Stock. The shares were registered with the Securities and Exchange Commission pursuant to a registration statement on Form S-1 (No. 333-63789), which was declared effective on May 18, 1999 (the "Registration Statement"). The public offering was underwritten by a syndicate of underwriters led by Donaldson, Lufkin & Jenrette Securities Corporation, Banc of America Securities LLC, BancBoston Robertson Stephens, BT Alex. Brown Incorporated, and Thomas Weisel Partners LLC, as their representatives.

           A total of 11,500,000 shares of the Company's Class A Common Stock were sold at a price to the public of $10.00 per share. The public offering commenced on May 18, 1999 and closed on May 21, 1999. The initial public offering resulted in gross proceeds of $115.0 million, $7.8 million of which was applied toward underwriting discounts and commissions. Other expenses related to the public offering totaled approximately $4.2 million, net of certain reimbursements from the representatives of the underwriters, of which $4.1 million was paid to persons other than directors or officers of Nextera or their associates or persons owning ten (10) percent or more of any class of the Company's equity securities, or affiliates of Nextera, and of which $144,000 was paid for legal services rendered in connection with the public offering to a law firm of which Stanley E. Maron and Richard V. Sandler, directors of the Company, are partners. Total expenses related to the public offering were approximately $12.0 million.

           From the effective date of the Company's Registration Statement through June 30, 1999, the net proceeds of the offering were applied as follows:
(i) $102.1 million to repay outstanding indebtedness, of which $63.7 was paid to an affiliate of an entity holding more than 10% of the Company's outstanding Common Stock; (ii) $750,000 was paid to the lender under the bridge loan in consideration for certain consents and amendments granted by such lender; and
(iii) $151,000 for accrued management fees was paid to an affiliate of an entity holding more than 10% of the Company's outstanding Common Stock.

Item 4.   Submission of Matters to a Vote of Security Holders

           On May 14, 1999, an annual meeting of the stockholders of Nextera was held in Los Angeles, California. At the meeting, all of directors were re-elected, which directors constituted all of the directors of the Company at the time of the annual meeting. The matters voted upon and the votes cast at the annual meeting were as follows:

                                                       Votes Cast
                 Matter Voted Upon            For        Against     Abstentions
                 -----------------       -----------   ----------    -----------

1.    Election of Directors:

           Gresham T. Brebach, Jr.        47,446,203       --         12,650,425
           Ronald K. Bohlin               47,446,203       --         12,650,425
           Roger Brossy                   47,446,203       --         12,650,425
           Ralph Finerman                 47,446,203       --         12,650,425
           Steven B. Fink                 47,446,203       --         12,650,425
           Stanley E. Maron               47,446,203       --         12,650,425
           Michael D. Rose                47,446,203       --         12,650,425
           Richard V. Sandler             47,446,203       --         12,650,425

2.    Adoption of the 1998 Equity
      Participation Plan of Nextera
      Enterprises, Inc.                   47,446,203       --         12,650,425

3.    Adoption of the Nextera/Lexecon
      Limited Purpose Stock Option Plan
      of Nextera Enterprises, Inc.        47,446,203       --         12,650,425


Item 5.   Other Information

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

LIMITED COMBINED OPERATING HISTORY.

           Nextera was formed in February 1997 and has grown substantially since its inception, principally through the acquisitions of Symmetrix, SiGMA, PTG, Pyramid, Sibson, Lexecon, Alexander, NeoEnterprises and ERG (collectively, the "Acquired Companies"). Although the Acquired Companies have been in operation for some time, the Company has a limited history of combined operations. Consequently, the historical performance and other information contained in this quarterly report may not be indicative of Nextera's financial condition and future performance. There can be no assurances that the Company will not encounter financial, managerial or other difficulties as a result of its lack of combined operating history. Further, the success of Nextera's acquisitions will depend on a number of factors, including the Company's ability to integrate the businesses and operations of the Acquired Companies, to retain certain key employees of the Acquired Companies and to preserve and expand the businesses and operations of the Acquired Companies. There can be no assurance that Nextera will be able to successfully integrate and operate the businesses of the Acquired Companies or that the Company will not experience losses as a result of these acquisitions. Failure to achieve the anticipated benefits of these acquisitions or to successfully integrate the operations of the Acquired Companies could materially adversely affect the business, operating results and financial condition of the Company.

NET LOSSES.

           The Company has been in existence since February 1997. For the year ended December 31, 1998 and for the six months ended June 30, 1999, Nextera experienced net losses of $17.2 million and $3.7 million, respectively. There can be no assurance that Nextera will achieve or sustain profitability in the future.

MANAGEMENT OF GROWTH.

           Nextera has experienced rapid growth that has challenged, and will likely continue to challenge, the Company's managerial and other resources. Since the Company's inception in February 1997 through June 30, 1999, the number of consultants employed by the Company has increased to 481 and the scope of Nextera's geographic coverage has expanded significantly. Nextera intends to hire additional consultants through acquisitions and its own recruiting efforts and expects its geographic coverage to continue to grow in the future. The Company's success in managing its growth will depend on its ability to continue to enhance its operating, financial and management information systems and to recruit, develop, motivate and manage effectively its expanding work force. For example, Nextera is in the process of integrating a new financial reporting system, and any failure or significant delay in achieving the integration of such system or complications with respect to the change to such system could materially adversely affect the Company. In addition, Nextera's future success will depend in large part on its ability to continue to set rates and fees competitively and to maintain high employee utilization rates and project quality, particularly if the average size or number of the Company's projects increases. If Nextera is unable to manage growth or new employees effectively or if its personnel are unable to achieve anticipated performance or utilization levels, the Company's services, its ability to retain key personnel, and its business, operating results and financial condition could be materially adversely affected. There can be no assurance that Nextera will be able to effectively manage its growth or that the Company's business will continue to expand.

OPERATIONAL, FINANCIAL AND ACCOUNTING RISKS OF ACQUISITIONS.

           Since its inception, Nextera has significantly expanded through acquisitions and expects to pursue additional acquisitions in order to enhance its service offerings and client base, expand its geographic presence and obtain experienced consultants. The timing, magnitude and success of the Company's acquisition efforts and the related capital expenditures and commitments cannot be predicted. Nextera competes for acquisitions with companies that have significantly greater financial and management resources than the Company, which may lead to limited acquisition opportunities for Nextera and may result in higher purchase prices or transaction costs. There can be no assurance that the Company will be able to integrate successfully any acquired businesses without substantial expense, delays or other operational or financial costs or problems, including costs in pursuing and negotiating with acquisition candidates, or that it will be able to identify, acquire or profitably manage additional businesses or acquisitions. Acquisitions may involve certain risks, including significant diversion of management's attention, failure to retain key acquired personnel, unanticipated events or circumstances and legal liabilities. Client satisfaction or performance problems at a single acquired firm could have a material adverse impact on the reputation of Nextera as a whole. Further, there can be no assurance that the Company's future acquired businesses will achieve expected results or generate anticipated revenues or earnings.

In order to pursue additional acquisitions, Nextera may also require debt or equity financing that may not be available on terms favorable to the Company, if at all, and may result in dilution to the holders of Class A Common Stock. For the foreseeable future, Nextera will be unable to account for future acquisitions under the pooling-of-interests method of accounting. Accordingly, the Company will be required to account for acquisitions under the purchase method of accounting, which may result in substantial additional annual non-cash amortization charges for goodwill and other intangible assets in Nextera's statements of operations. In addition, the Company could be required to make substantial cash payments related to any such acquisition. Any of these factors could materially adversely affect Nextera's business, operating results and financial condition.

ATTRACTION AND RETENTION OF SKILLED CONSULTANTS.

           Because Nextera's business involves the delivery of professional services and is labor-intensive, the Company's success depends in large part upon its ability to attract, motivate and retain highly skilled consultants. Qualified business consultants are in great demand and are likely to remain a limited resource for the foreseeable future. There can be no assurance that Nextera will be able to attract, motivate and retain sufficient numbers of highly skilled consultants. Any inability to do so could impair the Company's ability to effectively manage and complete its client projects and to secure future client engagements, and as a result could materially adversely affect Nextera's business, operating results and financial condition. Because the Company has experienced growth principally through the acquisitions of the Acquired Companies, substantially all of Nextera's current consultants were initially hired by one of the Acquired Companies and not the Company. There can be no assurance that these consultants will continue to be satisfied with the culture or benefits of the Company or prospects for advancement within Nextera. Further, even if the Company is able to expand the number of qualified consultants, the resources required to attract, motivate and retain such consultants may adversely affect Nextera's operating margins, which could materially adversely affect the Company's business, operating results and financial condition. To the extent that Nextera is unable to attract, motivate or retain qualified consultants from among individuals currently legally eligible to work in the United States, the Company may need to utilize foreign labor under H-1B and other employment-related permits and visas granted by the United States government. In the event that such visas are unavailable, either due to a change in policy or law or a reduction in the number of such visas granted, Nextera may be unable to attract or retain additional qualified consultants or may incur unexpected substantial additional labor costs, any of which could materially adversely affect the Company's business, operating results and financial condition.

CONTROL BY KNOWLEDGE UNIVERSE OR ITS AFFILIATES.

           Nextera Enterprises Holdings, Inc. ("Nextera Holdings") currently owns 8,810,000 shares of Class A Common Stock and 3,844,200 shares of Class B Common Stock, which together represent approximately 64.5% of the voting power of the Company's outstanding Common Stock. The Class A Common Stock entitles its holders to one vote per share, and the Class B Common Stock entitles its holders to ten votes per share, on all matters submitted to a vote of Nextera's stockholders, including in connection with the election of the Board of Directors.

Accordingly, Nextera Holdings will be able to elect all of the Company's directors, except for two directors to be elected in accordance with the terms of a stockholders agreement entered into in connection with the acquisition of Sibson, as amended in connection with the Lexecon Acquisition (the "Stockholders Agreement"), and determine the disposition of all matters submitted to a vote of Nextera's stockholders, including mergers, transactions involving a change in control of the Company and other corporate transactions and the terms thereof. The former stockholders of Lexecon have not yet exercised their right to nominate a director under the Stockholders Agreement. Such control by Nextera Holdings could materially adversely affect the market price of the Class A Common Stock or delay or prevent a change in control of Nextera.

           Nextera Holdings is controlled by Knowledge Enterprises, Inc. ("Knowledge Enterprises") which, in turn, is controlled by Knowledge Universe, Inc. and Knowledge Universe, L.L.C. ("KU, LLC"). Knowledge Enterprises was formed to conduct certain of Knowledge Universe's businesses whose primary customers are other businesses. Knowledge Enterprises controls businesses which presently operate in the following three sectors: (i) career workforce management (including staffing, employee training and testing and assessment);
(ii) business consulting through Nextera; and (iii) informational meetings and conferences (including seminars). Knowledge Universe was formed by Lawrence J. Ellison, Michael R. Milken and Lowell J. Milken to build, through a combination of internal development and acquisitions, leading companies in a broad range of areas relating to career management, technology and education and the improvement of individual and corporate performance. Knowledge Universe has focused on acquiring and building education-oriented companies with activities in areas such as youth education, continuing education, corporate training (both classroom-based and computer-delivered), educational content creation and distribution, and information technology and management consulting. Knowledge Universe and Knowledge Enterprises may form, invest in or acquire other businesses which are involved in these and related areas, among others, which businesses may be operated under the control of Knowledge Universe or other affiliates of Knowledge Universe independently of Nextera. There can be no assurance that conflicts of interest between Knowledge Universe, Knowledge Enterprises, Nextera Holdings or any other affiliate of Knowledge Universe and the Company will not arise or that any such conflict of interest will be resolved in a manner favorable to Nextera, including potential competitive business activities, indemnity arrangements, registration rights, sales or distributions by Nextera Holdings of Nextera's Class A Common Stock and Class B Common Stock and the exercise by Knowledge Universe of its ability to control the management and affairs of the Company.

           The Company was founded in February 1997 by entities which were under the direct or indirect control of Lawrence J. Ellison, Michael R. Milken and Lowell J. Milken. Subsequent to the formation of the Company, ownership of the Common Stock originally held by such founding entities was transferred to Nextera Holdings. KU, LLC indirectly controls Knowledge Enterprises. Lawrence J. Ellison, Michael R. Milken and Lowell J. Milken may each be deemed to have the power to control KU, LLC. As a result, Lawrence J. Ellison, Michael R. Milken and Lowell J. Milken may each be deemed to have the power to direct the voting and disposition of, and to share beneficial ownership of, any shares of Common Stock owned by Nextera Holdings. On February 24, 1998, without admitting or denying any liability, Michael R. Milken consented to the entry of a final judgment in the U.S. District Court for the Southern District of New York in Securities and Exchange Commission v. Michael R. Milken et al., which judgment was entered on February 26, 1998, restraining and enjoining Michael R. Milken from associating with any broker, dealer, investment advisor, investment company, or municipal securities dealer and from violating Section 15(a) of the Exchange Act.

On March 11, 1991, in the action entitled In the Matter of Michael R. Milken, the Securities and Exchange Commission instituted a proceeding pursuant to
Section 15(b)(6) of the Exchange Act and ordered that Michael R. Milken be barred from association with any broker, dealer, investment advisor, investment company, or municipal securities dealer. On April 24, 1990, Michael R. Milken consented to the entry of a final judgment in the U.S. District Court for the Southern District of New York in Securities and Exchange Commission v. Drexel Burnham Lambert Incorporated, et al., restraining and enjoining Michael R. Milken from engaging in transactions, acts, practices and courses of business which constitute or would constitute violations of, or which aid and abet or would aid and abet violations of Sections 7(c), 7(f), 9(a)(2), 10(b), 13(d), 14(e), 15(c)(3) and 17(a)(1) of the Exchange Act, and Regulations T and X and Rules 10b-5, 10b-6, 13d-1, 13d-2, 14c-3, 15c3-1, 17a-3 and 17a-4 promulgated thereunder and Section 17(a) of the Securities Act of 1933, as amended. Lowell
J. Milken is the brother of Michael R. Milken. Any change in Nextera's relationship with Nextera Holdings, Knowledge Enterprises, Knowledge Universe or any affiliate of Knowledge Universe could materially adversely affect the Company's business, operating results and financial condition.

VARIABILITY AND SEASONALITY OF QUARTERLY OPERATING RESULTS.

           Nextera may experience fluctuations in its future quarterly operating results. Variations in the Company's net revenues and operating results from quarter-to-quarter may be caused by such factors as the number of active client projects, termination of major client projects, the number of business days in a quarter, hiring, integration and utilization of consultants and other employees, the mix and timing of client projects, re-evaluation of progress on and completion of client projects, variations in utilization rates and average billing rates for consultants, the accuracy of estimates of resources required to complete ongoing projects, the integration of acquired entities, and the length of Nextera's sales cycle. Because a relatively high percentage of the Company's expenses is relatively fixed, a variation in the number or timing of client projects, particularly at or near the end of any quarter, may cause significant variations in operating results from quarter-to-quarter and could result in losses to Nextera for any particular fiscal period. Events such as write-offs of uncollectable accounts, the unanticipated termination of a major project or the completion during a single quarter of several major client projects without deploying consultants to new engagements could result in the Company's underutilization of consultants which could, in turn, materially adversely affect Nextera's business, operating results and financial condition. To the extent that increases in the numbers of consultants are not followed by corresponding increases in net revenues, the operating results of the Company could be materially adversely affected. In addition, it is difficult for Nextera to forecast the timing of revenues because project cycles depend on factors such as the size and scope of consulting projects and circumstances specific to each client. Because the Company's consultants only generate revenues when they are engaged on client projects, Nextera's operating results are adversely affected when its consultants cannot perform services for clients due to vacations, sick days, holidays, inclement weather, training schedules or other reasons. In particular, the Company can be expected to generate a smaller proportion of its net revenues and realize lower operating income during the fourth quarter of the year due to the number of holidays in that quarter.

Given the foregoing factors, Nextera believes that quarter-to-quarter comparisons of its operating results are not necessarily meaningful and that the results for one quarter should not be relied upon as an indication of future performance. Demand for Nextera's services is significantly affected by the general level of economic activity. When economic activity slows, clients may delay or cancel plans that involve the hiring of consultants. The Company is unable to predict the level of economic activity at any particular time, and fluctuations in the general economy could materially adversely affect Nextera's business, operating results and financial condition. See "Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations."

SUBSTANTIAL AMOUNT OF GOODWILL AND OTHER INTANGIBLE ASSETS RELATING TO
PERSONNEL.

           As of June 30, 1999, the Company's intangible assets, net of accumulated amortization, were approximately $152.8 million, of which approximately $38.8 million and $61.2 million were attributable to the acquisition of Sibson and the Lexecon Acquisition, respectively. Intangible assets at June 30, 1999, net of accumulated amortization, included $148.1 million of goodwill and $4.7 million for intangibles relating to personnel. Intangible assets are being amortized by Nextera on a straight-line basis generally over 40 years for goodwill and over five years for intangibles relating to personnel. Future acquisitions by Nextera are expected to result in additional goodwill and intangible assets. The amount amortized in a particular period constitutes a non-cash expense that reduces the Company's net income. In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of ("SFAS No. 121"), the Company will periodically evaluate the recoverability of goodwill when indications of possible impairment are present by reviewing the anticipated undiscounted future cash flows from operations and comparing such cash flows to the carrying value of the associated goodwill. If goodwill becomes impaired, Nextera will be required to write down the carrying value of the goodwill and incur a related charge to its income. A write down of goodwill would result in a reduction in net income which could materially adversely affect Nextera's business, operating results and financial condition. See "Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations."

CONCENTRATION OF NET REVENUES WITHIN A RELATIVELY LIMITED NUMBER OF CLIENTS AND INDUSTRIES.

           Nextera has in the past derived, and may in the future derive, a significant portion of its net revenues from a relatively limited number of clients. For example, for the years ended December 31, 1997 and 1998, on a pro forma basis, the Company's ten largest clients accounted for approximately 24%, and 29% of its net revenues, respectively. For the years ended December 31, 1997 and 1998, on a pro forma basis, the Company's largest client during such periods accounted for approximately 6% and 5% of Nextera's net revenues, respectively. There can be no assurance that these significant clients will continue to engage the Company for additional projects or do so at the same revenue levels or that the portion of Nextera's net revenues attributable to a relatively limited number of clients will not increase in the future or that the Company will not experience concentration of receivables. The loss of any such client, or a reduction in the scope of engagements undertaken for such client, could materially adversely affect Nextera's business, operating results and financial condition. Clients engage the Company on a project-by-project basis, often without a written contract, and a client can generally terminate an engagement with little or no notice to Nextera and without penalty.

Further, clients in the financial services, diversified services, insurance and health care industries accounted for approximately 16%, 13%, 12% and 10%, respectively, of Nextera's pro forma net revenues for the year ended December 31, 1998. Any economic conditions or other factors adversely affecting any of the foregoing industries or any increase in the size or number of the Company's competitors within these industries could materially adversely affect Nextera's business, operating results and financial condition.

POTENTIAL CONFLICTS OF INTERESTS.

           The Company provides economic and litigation consulting services primarily in connection with significant or complex transactions, disputes or other matters that are usually adversarial or that involve sensitive client information. Nextera's engagement by a client to provide such services frequently precludes the Company from accepting engagements with entities which may have interests which are adverse to the subject matter of such engagements. In addition, the Company may be precluded from accepting engagements due to clients' expectations of loyalty, perceived conflicts of interests or other reasons. Accordingly, the number of both potential clients and potential engagements is limited, particularly in the economic consulting and litigation services markets. Moreover, in many of the industries in which Nextera provides economic and litigation consulting services, there has been a continuing trend toward business consolidations and strategic alliances. These consolidations and alliances reduce the number of potential clients for the Company's services and increase the likelihood that the Company will be unable to continue certain ongoing engagements or accept certain new engagements as a result of conflicts of interests. Any such result could materially adversely affect Nextera's business, operating results and financial condition.

DEPENDENCE ON KEY PERSONNEL.

           The Company's success is highly dependent upon the efforts, abilities, business generation capabilities and project execution skills of its senior consulting executives and other key personnel. The loss of the services of any of these persons for any reason could materially adversely affect Nextera's business, operating results and financial condition, including its ability to secure and complete engagements. There can be no assurance that the Company will be able to retain these persons or to attract suitable replacements or additional personnel if required. In addition, if one or more of Nextera's key personnel resigns from the Company to join a competitor or to form a competing business, any resulting loss of existing or potential clients to any such competitor could materially adversely affect Nextera's business, operating results and financial condition. Most of the Company's senior consultants are not bound by non-competition agreements with the Company. Further in the event of the loss of any such personnel, there can be no assurance that the Company would be able to prevent the unauthorized disclosure or use of its technical knowledge, practices or procedures by such personnel. Nextera generally does not maintain key person life insurance coverage for employees.

PROJECT RISKS.

           The Company's client engagements often involve projects that are critical to the operation of a client's business and provide benefits that may be difficult to quantify. Nextera's failure or inability to meet a client's expectations in the performance of its services could result in a client's refusal to pay or give rise to claims against the Company or damage Nextera's reputation, any of which could materially adversely affect its business, operating results and financial condition. There can be no assurance that the Company will not fail to satisfy certain clients' expectations.

FIXED-PRICE OR CAPPED-FEE CONTRACTS.

           Nextera has undertaken and expects in the future to undertake certain projects under fixed-price or capped-fee billing arrangements, which are distinguishable from the Company's principal method of utilizing time and materials billing arrangements. On a pro forma basis, fixed- price or capped-fee billing arrangement projects accounted for approximately 8% and 12% of Nextera's net revenues for the years ended December 31, 1997 and 1998, respectively. The failure of Nextera to complete such fixed-price or capped-fee projects within budget or below the cap would expose the Company to risks associated with potentially unrecoverable cost overruns, which could materially adversely affect Nextera's business, operating results and financial condition. See "Item 2:
Management's Discussion and Analysis of Financial Condition and Results of Operations."

EFFECT OF CHANGING LAWS AND REGULATIONS.

           For the years ended December 31, 1997 and 1998, Nextera derived approximately 28% and 24%, respectively, of its pro forma net revenues from economic and litigation consulting services related to antitrust matters, mergers and acquisitions and other securities matters. A substantial portion of these net revenues were derived from engagements relating to United States antitrust and securities laws. Changes in these laws, changes in judicial interpretations of these laws or less vigorous enforcement of these laws by the United States Department of Justice, the United States Federal Trade Commission or other federal agencies as a result of changes in philosophy, political decisions, priorities or other reasons could materially reduce the magnitude, scope, number or duration of engagements available to the Company in this area. In addition, adverse changes in general economic conditions or conditions influencing merger and acquisition activity could have an adverse impact on engagements in which Nextera assists clients in connection with proposed mergers and acquisitions. Any reductions in the number of the Company's securities, antitrust and mergers and acquisitions consulting engagements could materially adversely affect Nextera's business, operating results and financial condition.

ABSENCE OF WRITTEN CONTRACTS.

           Nextera derives a significant portion of its net revenues from client projects involving significant dollar values. Accordingly, the cancellation, delay or significant reduction in the scope of a large engagement could materially adversely affect the Company's business, operating results and financial condition. Clients engage the Company on a project-by-project basis, often without a written contract, and a client can generally terminate an engagement with little or no notice to Nextera and without penalty. As a result, Nextera believes that the number of clients or the number and size of its existing projects are not reliable indicators or measures of future net revenues. The Company has in the past provided, and is likely in the future to provide, services to clients without a written contract. When a client defers, modifies or cancels a project, Nextera must be able to rapidly deploy its consultants to other projects in order to minimize the underutilization of employees and the resulting adverse impact on operating results. In addition, the Company's operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of projects in progress. As a result, any termination, significant reduction or modification of its business relationships with any of its significant clients or with a number of smaller clients could materially adversely affect Nextera's business, operating results and financial condition.

COMPETITION.

           The consulting services industry includes a large number of competitors, is subject to rapid change and is highly competitive. Nextera believes that the principal competitive factors in the consulting services industry are reputation, industry expertise, analytical ability and price. Nextera also believes that its ability to compete depends in part on a number of factors outside of its control, including the ability of its competitors to hire, retain and compensate consultants, offer lower-priced services, respond to client requirements, and develop advanced services or technology. Nextera's primary competitors include participants from a variety of market segments, including general management consulting companies, boutique management consulting firms that provide specialized services or focus on certain industries, "Big Five" and other accounting firms, economic consulting firms, technical and economic advisory firms, individual academics, systems consulting and implementation firms, application software firms, service groups of computer equipment companies, outsourcing companies, and systems integration companies. Many of these competitors have significantly greater financial, technical, and marketing resources, and greater name recognition than Nextera. In addition, many of these competitors have been operating for a significantly longer period of time than the Company and have established long-term client relationships. Nextera also competes with its clients' internal resources, particularly where the resources represent a fixed cost to the client. Such competition may impose additional pricing pressures on Nextera. In addition, Nextera faces intense competition in its efforts to recruit and retain qualified consultants. There can be no assurance that the Company will be able to compete successfully with its existing competitors or any new competitors.

FOREIGN OPERATIONS.

           Nextera derived approximately 7% and 6% of its net revenues on a pro forma basis from clients outside of the United States for the years ended December 31, 1997 and 1998, respectively. The Company has engaged in projects in Canada and the United Kingdom and intends to continue to seek an increasing number of foreign engagements. One of the components of Nextera's growth strategy is to expand its international presence and seek additional business outside the United States. Nextera's international business operations are and will be subject to a number of risks, including difficulties in managing foreign operations, enforcing agreements and collecting receivables through foreign legal systems; longer payment cycles; fluctuations in the value of foreign currencies; and unexpected regulatory, economic or political changes in foreign markets. The relationship between non-dollar denominated revenues and dollar denominated expenses may subject the Company to significant foreign exchange risks.

In addition, Nextera may in the future acquire an interest in entities that operate in countries where the repatriation or conversion of currency is restricted. There can be no assurance that these factors will not materially adversely affect the Company's business, operating results and financial condition.

RAPID TECHNOLOGICAL CHANGE.

           Nextera's success will depend in part on its ability to develop business consulting and strategic information technology solutions that keep pace with continuing changes in information processing technology and the effect of such changes on client needs and preferences. Part of the Company's strategy is to focus on business performance solutions, which include strategic/knowledge management systems and enabling technologies. There can be no assurance that Nextera will be successful in adequately addressing developments in IT on a timely basis or that, if these developments are addressed, the Company will be successful in the marketplace. In addition, there can be no assurance that products or technologies developed by others or changing client preferences will not render Nextera's services uncompetitive or obsolete. The Company's failure to identify or address these developments could materially adversely affect Nextera's business, operating results and financial condition.

YEAR 2000 RISKS.

           Many currently installed computer systems are coded to accept only two digit entries in the date code field. These date code fields need to be modified or upgraded to accept four digit entries to distinguish dates beginning on or after January 1, 2000 from dates beginning prior to January 1, 2000. Many organizations are expending significant resources to modify or upgrade their computer systems for such "Year 2000" compliance. These expenditures may result in reduced funds available to purchase the types of services offered by the Company as resources that might otherwise be directed towards the purchase of outside consulting services are utilized for Year 2000 compliance. Any such reduction in the purchase of the types of services offered by Nextera could materially adversely affect the Company's business, operating results and financial condition.

           The Year 2000 issue affects the Company's internal systems, including IT and non-IT systems. Nextera has completed an assessment of its IT systems, including the systems of its subsidiaries, for Year 2000 compliance. The Company relies upon microprocessor-based personal computers and commercially available applications software. Nextera is in the process of upgrading its existing computer software and IT systems as well as those of its subsidiaries. The Company is reviewing its utility systems (heat, light, telephones, etc.) and other non-IT systems for the impact of Year 2000. Additionally, should the Company undertake future acquisitions, the Year 2000 risks that affect the Company can be expected to similarly affect such acquisition candidates. The Company intends to review the systems of all acquisition candidates for Year 2000 compliance. However, the failure to correct a material Year 2000 problem either within the Company, including any of its subsidiaries, within a vendor or supplier or within an acquisition candidate could result in an interruption in, or a failure of, certain normal business activities or operations of the Company. Such interruptions or failures could materially adversely affect the Company's business, operating results and financial condition.

           The Company depends on smooth and timely interactions with its vendors, clients and other third parties. Any unexpected costs or disruption in the operations or activities of such vendors, clients or other third parties as a result of Year 2000 compliance issues within such entities could materially adversely affect Nextera's business, operating results or financial condition. The Company intends to take continuous steps to identify Year 2000 problems related to its vendors and to formulate a system of working with key third-parties to understand their ability to continue providing services and products through the change to Year 2000. The Company intends to work directly with its key vendors, including financial institutions and utility-providers, and partner with them if necessary, to avoid any business interruptions. The Company believes the most likely worst case scenario related to Year 2000 risks is a material business interruption that leads to client dissatisfaction and the termination of a project or projects by dissatisfied clients. Such an interruption in services could occur due to a breakdown in any number of the Company's computer systems and applications and non-IT systems, or the systems of third-parties. Examples are failures in the Company's application software, computer chips embedded in equipment, supply of materials from its suppliers, or lack of adequate telecommunications, power, or other utilities. Any such failure could prevent the Company from being able to deliver its services as expected, which could materially adversely affect the Company's business, operating results and financial condition.

           The cost of the Company's Year 2000 compliance assessment and upgrade is being funded from current operations. As of June 30, 1999, the cost to the Company of its Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, was expected to be less than $200,000. Because of the uncertainty associated with Year 2000 failures, it is not possible at present to quantify the cost of corrective actions. The Company will continue to consider the likelihood of a material business interruption due to the Year 2000 issue, and, if necessary, implement appropriate contingency plans. Since the Company has adopted a plan to address these Year 2000 issues, it has not developed a comprehensive contingency plan should these issues fail to be completed successfully or in their entirety. However, if the Company identifies significant risks or is unable to meet its anticipated timeline, the Company will develop contingency plans as deemed necessary at that time. There can be no assurance that unexpected Year 2000 compliance problems of either the Company or its vendors, customers and service providers will not materially adversely affect the Company's business, operating results and financial condition.

           The Company has in the past and may in the future perform services related to the planning, implementation and testing of Year 2000 compliance work for its clients. Failure to timely or accurately perform these services could cause a client to experience failures of one or more key systems or result in miscalculations causing material disruptions of one or more of a client's operations, including an inability to process transactions or engage in business activities. Disruptions in a client's operations and the variability of definitions of "compliance" with the Year 2000 could lead to lawsuits against the Company. The outcome of such lawsuits and the impact on the Company are not estimable at this time. A claim for product or service liability brought against Nextera related to its Year 2000 consulting could result in substantial cost to the Company and divert management's attention from Nextera's operations, which could materially adversely affect the Company's business, operating results and financial condition.

ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER AND BYLAW PROVISIONS.

           The Company's Amended and Restated Certificate of Incorporation ("Certificate of Incorporation") and Bylaws, as well as Delaware corporate law, contain certain provisions that could have the effect of delaying, deferring or preventing a change in control of Nextera. These provisions could limit the price that certain investors might be willing to pay in the future for shares of the Class A Common Stock. The Certificate of Incorporation authorizes the Company's Board of Directors to issue shares of Preferred Stock of Nextera, in one or more series, and to establish the rights and preferences (including the convertibility of such shares of Preferred Stock into shares of Class A Common Stock) of any series of Preferred Stock so issued. Such provisions could diminish the opportunities for a stockholder to participate in tender offers, including tender offers at a price above the then current market value of the Class A Common Stock. Such provisions also may inhibit fluctuations in the market price of the Class A Common Stock that could result from takeover attempts. Additionally, the Certificate of Incorporation provides that any action required or permitted to be taken by stockholders of Nextera must be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing. Special meetings of stockholders may be called only by the Board of Directors, the Chairman of the Board, or the President of the Company, and stockholders are not permitted to call a special meeting of stockholders or to require that the Board of Directors call a special meeting. The Bylaws require stockholders to comply with special advance notice procedures in order to make a proposal or director nomination which such stockholder desires to present at any annual or special meeting of stockholders (the "Stockholder Notice Procedure"). The Stockholder Notice Procedure provides that only persons who are nominated by, or at the direction of, the Company's notice of meeting, the Board of Directors or by a stockholder who has given timely written notice to the Secretary of the Company prior to the meeting at which directors are to be elected, will be eligible for election as directors of the Company. The Stockholder Notice Procedure also provides that at an annual meeting only such business may be conducted as has been brought before the meeting by, or at the direction of, the Company's notice of meeting, the Board of Directors or by a stockholder who has given timely written notice to the Secretary of the Company of such stockholder's intention to bring such business before such meeting. In addition, under the Stockholder Notice Procedure, a stockholder's notice to the Company proposing to nominate a person for election as a director or relating to the conduct of business other than the nomination of directors must contain a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such stockholder and the beneficial owner, if any, on whose behalf the nomination or proposal is made. If the chairman of a meeting determines that business was not properly brought before the meeting, in accordance with the Stockholder Notice Procedure, such business shall not be discussed or transacted. The foregoing provisions and requirements could make it difficult for stockholders to effect certain corporate actions.

           The Company is subject to the provisions of Section 203 of the Delaware General Corporation Law. Section 203 prohibits a publicly-held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an "interested stockholder," unless the business combination is approved in a prescribed manner. A "business combination" includes mergers, asset sales and other transactions resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, an "interested stockholder" is a person who, together with affiliates and associates, owns (or within the previous three years, did own) 15% or more of the corporation's voting stock. This statute contains provisions enabling a corporation to avoid the statute's restrictions if the stockholders holding a majority of the corporation's voting stock approve an amendment to the corporation's certificate of incorporation or bylaws. Neither the Company's Certificate of Incorporation nor Bylaws contain such a provision, and the Company does not presently intend to submit such a provision to its stockholders. The Company does not believe that Nextera Holdings, Knowledge Universe or their affiliates should be considered interested stockholders subject to the provisions of Section 203.

INTELLECTUAL PROPERTY RIGHTS.

           Nextera's success is dependent in part upon certain methodologies and other proprietary intellectual property rights. Nextera relies upon a combination of nondisclosure, confidentiality (including confidentiality agreements with employees), license, employment, and client agreements and trade secret, copyright and trademark laws to protect its proprietary rights and the proprietary rights of third parties from whom Nextera licenses intellectual property. In addition, Nextera generally limits the distribution of its proprietary information. There can be no assurance, however, that the steps taken by Nextera to protect its intellectual property rights will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights or that competitors will not be able to develop similar or functionally equivalent methodologies. Furthermore, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries, and no assurance can be given that foreign copyright and trade secret laws will adequately protect the Company's intellectual property rights. Although Nextera believes that its services do not infringe on the intellectual property rights of others and that it has all rights necessary to utilize the intellectual property employed in its business, there can be no assurance that Nextera's employees will not misappropriate the intellectual property of others. Accordingly, the Company is subject to the risk of claims alleging infringement of third-party intellectual property rights. Any such claims could require Nextera to spend significant sums in litigation, pay damages, develop non-infringing intellectual property or acquire licenses to the intellectual property that is the subject of asserted infringement, any of which could materially adversely affect the Company's business, operating results and financial condition. The Company presently holds no patents or registered copyrights.

VOLATILITY OF STOCK PRICE.

           The market price of the Class A Common Stock has fluctuated and may continue to fluctuate substantially due to a variety of factors, including quarterly fluctuations in results of operations, adverse circumstances affecting the introduction or market acceptance of new services offered by Nextera, announcements of new services by competitors, changes in earnings estimates by analysts, changes in accounting principles, sales of Class A Common Stock or Class B Common Stock by existing holders, the depth and liquidity of the market for Class A Common Stock, loss of key personnel, general market conditions and other factors. The Company believes, based on publicly available historical data, that equity securities of entities with businesses similar to the Company's are subject to greater volatility than the general market.

In addition, the stock market from time to time has experienced broad price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations, as well as shortfalls in operating results as compared to securities analysts' expectations or changes in such analysts' projections or recommendations, and general economic market conditions, may materially and adversely affect the market price of the Class A Common Stock. In the past, following periods of volatility in the market price of a company's securities, class action litigation has often been instituted against such a company. Any such litigation brought against the Company could result in substantial costs and a diversion of management's attention and resources, which could materially adversely affect Nextera's business, operating results and financial condition.

DILUTION.

           To the extent additional shares of Common Stock are issued or outstanding options and warrants to purchase Class A Common Stock are exercised, there may be dilution to current stockholders. There can be no assurance that the Company will not require additional funds to support its working capital requirements or for other purposes, in which case Nextera may seek to raise such additional funds through public or private debt or equity financing or from other sources. There can be no assurance that such additional financing will be available or that, if available, such financing will be obtained on terms favorable to the Company and would not result in additional dilution of Nextera's stockholders.

SHARES ELIGIBLE FOR FUTURE SALE.

           Sales of significant amounts of Common Stock in the public market after the Offering or the perception that such sales will occur could materially adversely affect the market price of the Class A Common Stock or the future ability of the Company to raise capital through an offering of its equity securities. A substantial number of outstanding shares of common stock and shares of common stock issuable upon exercise of outstanding stock options will become available for resale in the public market at prescribed times. As of July 31, 1999, Nextera had 29,025,540 shares of Class A Common Stock outstanding. The 11,500,000 shares sold in the recent initial public offering are freely tradable under the Securities Act of 1933, as amended, unless held by "affiliates" as defined in Rule 144 under the Securities Act ("Rule 144"). The remaining 17,525,540 shares of Class A Common Stock (which do not include (i) 197,813 shares of Class A Common Stock issuable upon exchange of the Exchangeable Shares, (ii) 53,333 Pyramid Earn-out Shares and (iii) 1,450,240 Lexecon Contingent Shares) and 4,274,630 shares of Class B Common Stock are "restricted securities" as that term is defined in Rule 144. Restricted securities may be sold in the public market only if registered or if they qualify for an exemption from registration under the Securities Act. Directors, officers and certain stockholders of the Company holding an aggregate of 16,955,686 shares of Class A Common Stock and 4,266,030 shares of Class B Common Stock have agreed that they will not sell, directly or indirectly, any Common Stock, subject to certain exceptions, without the prior consent of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") for a period of 180 days from May 18, 1999 (the "DLJ Lock-up Agreements"). In connection with the Lexecon Acquisition, the former stockholders of Lexecon entered into lock-up agreements which provide that they may not sell or otherwise dispose of their shares of Class A Common Stock for a six-month period following the Offering, and that subsequent to such six-month period, those stockholders will not sell more than one-third of such shares in the subsequent 12-month period and more than two-thirds of such shares in the subsequent 24-month period (the "Lexecon Lock-up Agreements" and collectively with the DLJ Lock-up Agreements, the "Lock-up Agreements").

A total of 4,266,240 shares of Class A Common Stock are subject to the Lexecon Lock-up Agreements (assuming the issuance of the Lexecon Contingent Shares). In addition, Nextera's Certificate of Incorporation provides that each holder of Common Stock, other than with respect to the shares of Class A Common Stock acquired in the Offering, agrees not to sell, directly or indirectly, any Common Stock, subject to certain exceptions, without the prior consent of DLJ for a period of 180 days from the date of this Prospectus. Giving effect to these Lock-up Agreements and the foregoing provisions of the Company's Certificate of Incorporation and without giving effect to the registration rights under the Stockholders Agreement, additional shares of Class A Common Stock (excluding shares issuable upon the exchange of the Exchangeable Shares, the Lexecon Contingent Shares and as Pyramid Earn-out Shares, but including shares issuable upon conversion of Class B Common Stock) will be available for sale in the public market (subject in certain circumstances to compliance with certain volume and other restrictions under Rule 144) as follows: (i) 6,463 shares will be eligible for sale 180 days after May 18, 1999; and (ii) 21,793,707 shares will become eligible for sale under Rule 144 commencing December 31, 1999, upon the expiration of the restrictions imposed by the Stockholders Agreement and the Lexecon Lock-up Agreements.

      Nextera has filed two registration statements on Form S-8 covering (i) 6,993,537 shares of Class A Common Stock issuable under the 1998 Equity Participation Plan of Nextera Enterprises, Inc. (the "1998 Equity Participation Plan") and (ii) 5,500,000 shares of Class A Common Stock issuable under the Nextera/Lexecon Limited Purpose Stock Option Plan of Nextera Enterprises, Inc. (the "Limited Purpose Plan"). Of the 6,990,223 shares of Class A Common Stock issuable under the 1998 Equity Participation Plan, 3,155,426 shares were subject to outstanding options as of July 31, 1999, of which approximately 581,545 were exercisable on such date. Of the 5,500,000 shares of Class A Common Stock issuable under the Limited Purpose Plan, as of July 31, 1999 the Company has granted options to purchase an aggregate of 3,381,452 shares, of which options to purchase 643,005 shares of Class A Common Stock were exercisable on such date. The holders of 19,053,589 shares of Class A Common Stock and 4,274,630 shares of Class B Common Stock (after conversion to Class A Common Stock) will be entitled to certain registration rights with respect to such shares (assuming the issuance of (i) 197,813 shares of Class A Common Stock upon exchange of the Exchangeable Shares, (ii) 53,333 Pyramid Earn-out Shares and (iii) 1,450,240 Lexecon Contingent Shares). If such holders, by exercising their registration rights, cause a large number of shares of Class A Common Stock to be registered and sold in the public market, such sales could materially adversely affect the market price of the Class A Common Stock. In addition, if the Company is required, pursuant to such registration rights, to include shares held by such persons in a registration statement which Nextera files to raise additional capital, the inclusion of such shares could adversely affect the Company's ability to raise needed capital.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)    Exhibits

            10.1 Discretionary Demand Credit Agreement dated as of June 25, 1999 between Nextera Enterprises, Inc. and BankBoston, N.A.

            10.2 Demand Note dated June 25, 1999 of Nextera Enterprises, Inc. in favor of BankBoston, N.A.

            10.3 Guarantee and Security Agreement dated as of June 25, 1999 between Nextera Enterprises, Inc., BankBoston, N.A. and the entities listed on the signature pages thereto.

            27.1      Financial Data Schedule

     (b)    Reports on Form 8-K

                     No reports on Form 8-K were filed by the Company during the three months ended June 30, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NEXTERA ENTERPRISES, INC.
                                    (Registrant)


Date: August 16, 1999               By: /s/ Gresham T. Brebach, Jr.
                                    --------------------------------------------
                                    Gresham T. Brebach, Jr.
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                    NEXTERA ENTERPRISES, INC.
                                    (Registrant)


Date: August 16, 1999               By: /s/ Michael P. Muldowney
                                    --------------------------------------------
                                    Michael P. Muldowney
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)