Form 10-Q
period 1999-09-30
NEXTERA ENTERPRISES INC
filed 1999-11-12
CIK 1070534

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

                For the quarterly period ended September 30, 1999

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

                                 Yes [X] No [ ]

         As of October 29, 1999 there were 29,130,952 shares of $.001 par value Class A Common Stock outstanding and 4,274,630 shares of $.001 par value Class B Common Stock outstanding.

================================================================================

                            NEXTERA ENTERPRISES, INC.
                          Quarterly Report on Form 10-Q
                    for the Quarter Ended September 30, 1999

                                      INDEX


PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        -------
   Item 1.  Financial Statements

            Consolidated Balance Sheets as of September 30, 1999
              and December 31, 1998                                        2

            Consolidated Statements of Operations for the
              Three Months Ended September 30, 1999 and 1998               3

            Consolidated Statements of Operations for the
              Nine Months Ended September 30, 1999 and 1998                4

            Consolidated Statements of Cash Flows for the
              Nine Months Ended September 30, 1999 and 1998                5

            Notes to Consolidated Financial Statements                     6

   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          9

   Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                                           18


PART II. OTHER INFORMATION


   Item 2   Changes in Securities and Use of Proceeds                     18

   Item 6.  Exhibits and Reports on Form 8-K                              18

            Signatures                                                    19

                        PART I - - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                            NEXTERA ENTERPRISES, INC.

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)


                                                                        SEPTEMBER 30,  DECEMBER 31,
                                                                            1999         1998(1)
                                                                        ------------   -----------
                                                                         (unaudited)

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                              $  5,290      $  1,496
   Accounts receivable, net of allowance for
     doubtful accounts of $1,136 at September 30, 1999
     and $1,267 at December 31, 1998                                        40,878        31,094
   Costs and estimated earnings in excess of billings                        5,442         2,962
   Due from affiliates                                                         189           400
   Due from officers                                                           488           856
   Prepaid expenses and other current assets                                 3,557         5,709
                                                                          --------      --------
     Total current assets                                                   55,844        42,517
Property and equipment, net                                                 10,016         8,056
Intangible assets, net of accumulated amortization of $5,099
     at September 30, 1999 and $1,977 at December 31, 1998                 153,282       125,082
Other assets                                                                 2,032         1,036
                                                                          --------      --------
     Total assets                                                         $221,174      $176,691
                                                                          ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                  $ 26,371      $ 23,530
   Notes payable to bank                                                    21,861         6,156
   Bridge loan payable (including $37,500 payable to
     related party at December 31, 1998)                                        --        75,849
   Deferred revenue                                                          1,483         1,193
   Due to affiliates                                                           349         1,068
   Current portion of long-term debt and capital lease obligations             709           482
                                                                          --------      --------
     Total current liabilities                                              50,773       108,278
Long-term debt and capital lease obligations                                 4,052         2,600
Debentures due to affiliates, including accrued interest thereon
   at December 31, 1998                                                     30,001        53,149
Other long-term liabilities                                                  1,461         1,174
Stockholders' equity:
   Preferred Stock, $0.001 par value, 10,000,000 shares authorized,
     no shares issued and outstanding                                           --            --
   Exchangeable shares, no par value, 2,500,000 shares authorized,
     197,813 shares issued and outstanding at September 30, 1999
     and December 31, 1998                                                     495           495
   Class A Common Stock, $0.001 par value, 50,000,000 shares
     authorized, 29,130,952 and 16,811,740 shares issued
     and outstanding at September 30, 1999 and December 31, 1998                29            17
   Class B Common Stock, $0.001 par value, 4,300,000 shares
     authorized, 4,274,630 shares issued and outstanding at
     September 30, 1999 and December 31, 1998                                    4             4
   Additional paid-in capital                                              154,907        31,144
   Retained earnings (deficit)                                             (20,548)      (20,170)
                                                                          --------      --------
     Total stockholders' equity                                            134,887        11,490
                                                                          --------      --------
     Total liabilities and stockholders' equity                           $221,174      $176,691
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




                 See Notes to Consolidated Financial Statements

                            NEXTERA ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               (In thousands, except per share amounts; unaudited)

                                                               Three Months        Three Months
                                                                   Ended              Ended
                                                            September 30, 1999   September 30, 1998
                                                            ------------------   ------------------

Net revenues                                                     $40,094              $17,486
Cost of revenues                                                  22,755               12,641
                                                                 -------              -------
     Gross profit                                                 17,339                4,845
Selling, general and administrative expenses                      11,531                7,279
Amortization expense                                               1,243                  466
Restructuring costs                                                   --                  967
                                                                 -------              -------
     Income (loss) from operations                                 4,565               (3,867)
Interest expense, net                                             (1,222)              (1,648)
                                                                 -------              -------
     Income (loss) before provision for income taxes               3,343               (5,515)
Provision for income taxes                                            --                   --
                                                                 -------              -------
     Net income (loss)                                           $ 3,343              $(5,515)
                                                                 =======              =======
Net income (loss) per common share, basic                        $  0.10              $ (0.30)
                                                                 =======              =======
Net income (loss) per common share, diluted                      $  0.09              $ (0.30)
                                                                 =======              =======
Weighted average common shares outstanding, basic                 35,032               18,583
                                                                 =======              =======
Weighted average common shares outstanding, diluted               35,359               18,583
                                                                 =======              =======


                 See Notes to Consolidated Financial Statements

                            NEXTERA ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               (In thousands, except per share amounts; unaudited)


                                                                  Nine Months          Nine Months
                                                                     Ended               Ended
                                                               September 30, 1999   September 30, 1998
                                                               ------------------   ------------------

Net revenues                                                        $112,758             $39,581
Cost of revenues                                                      63,737              27,579
                                                                    --------             -------
     Gross profit                                                     49,021              12,002
Selling, general and administrative expenses                          32,279              14,575
Amortization expense                                                   3,433               1,034
Restructuring costs                                                       --                 967
Compensation expense - other                                           6,089                  --
                                                                    --------             -------
     Income (loss) from operations                                     7,220              (4,574)
Interest expense, net                                                 (7,596)             (4,319)
                                                                    --------             -------
     Loss before provision for income taxes                             (376)             (8,893)
Provision for income taxes                                                 2                 200
                                                                    --------             -------
     Net loss                                                       $   (378)            $(9,093)
                                                                    ========             =======
Net loss per common share, basic and diluted                        $  (0.01)            $ (0.66)
                                                                    ========             =======
Weighted average common shares outstanding, basic and diluted         28,303              13,835
                                                                    ========             =======




                 See Notes to Consolidated Financial Statements

                           NEXTERA ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (In thousands, unaudited)


                                                                       Nine Months          Nine Months
                                                                          Ended               Ended
                                                                   September 30, 1999   September 30, 1998
                                                                   ------------------   ------------------

Cash flows from operating activities:
    Net loss                                                            $   (378)            $ (9,093)
    Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
       Depreciation and amortization                                       5,690                1,726
       Non-cash compensation charges                                       6,031                   --
       Change in operating assets and liabilities, net of
          effect of acquired businesses:
          Accounts receivable                                             (5,483)              (1,818)
          Due from affiliate                                                 211                   74
          Due to affiliate                                                  (725)               1,190
          Prepaid expenses and other current assets                        2,021                 (154)
          Income tax receivable                                               --                  414
          Accounts payable and accrued expenses                            1,091                4,279
          Costs and estimated earnings in excess of billings              (2,481)                (780)
          Deferred revenue                                                   273                  598
          Other                                                             (692)              (1,330)
                                                                        --------             --------
              Net cash provided by (used in) operating activities          5,558               (4,894)
                                                                        --------             --------
Cash flows from investing activities:
    Purchase of property and equipment                                    (3,678)                (893)
    Acquisition of businesses, net of cash acquired                      (14,007)             (64,072)
                                                                        --------             --------
              Net cash used in investing activities                      (17,685)             (64,965)
                                                                        --------             --------
Cash flows from financing activities:
    Proceeds from issuance of Class A and Class B Common Stock           103,722                5,230
    Proceeds from issuance of Class B Preferred Stock                         --               24,993
    Due from officers                                                        387                 (849)
    Borrowings (repayments) under note payable to bank                    15,704               41,799
    Borrowings under bridge loan payable                                   2,000                   --
    Repayment of bridge loan payable                                     (79,564)                  --
    Repayment of debentures due to affiliates                            (25,607)                  --
    Repayments of long-term debt and capital lease obligations              (721)                (305)
                                                                        --------             --------
              Net cash provided by financing activities                   15,921               70,868
                                                                        --------             --------
    Net increase in cash and cash equivalents                              3,794                1,009
    Cash and cash equivalents at beginning of period                       1,496                  554
                                                                        --------             --------
    Cash and cash equivalents at end of period                          $  5,290             $  1,563
                                                                        ========             ========
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                            $  6,957             $    107
                                                                        ========             ========


                 See Notes to Consolidated Financial Statements

                            NEXTERA ENTERPRISES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  BASIS OF PRESENTATION

         The accompanying financial statements of Nextera Enterprises, Inc. ("Nextera" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and adjustments related to the Company's 1998 equity recapitalization) considered necessary for a fair presentation have been included. Operating results for the three- and nine- month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

         Effective March 31, 1998, Nextera acquired Pyramid Imaging, Inc. ("Pyramid"), a California-based consulting and technology firm. Pyramid was acquired for $10.0 million in cash and 640,000 shares of Class A Common Stock, including $0.8 million in cash and 53,333 shares of Class A Common Stock issued during the three months ended September 30, 1999 as a result of the achievement of certain revenue and pretax profit targets related to the performance of Pyramid during the twelve months ending March 31, 1999.

         Effective August 31, 1998, Nextera acquired substantially all the assets and assumed certain liabilities of Sibson & Company, L.P. and acquired Sibson Canada, Inc., (collectively "Sibson") human resources consulting firms based in New Jersey and Toronto, Canada, respectively. Sibson was acquired for $37.4 million in cash, 2,613,087 shares of Class A Common Stock and 197,813 Exchangeable Shares which may be exchanged at the option of the holders into 197,813 shares of Class A Common Stock.

         Effective December 31, 1998, the Company acquired Lexecon Inc. ("Lexecon"), an Illinois-based economic consulting firm. Lexecon was acquired for $31.1 million in cash and 4,266,240 shares of Class A Common Stock, including 1,450,240 shares of Class A Common Stock (the "Lexecon Contingent Shares") which were determined based on the price per share in the initial public offering of the Company's Class A Common Stock (see Note 3).

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

         Effective September 30, 1999, the Company, through Sibson AP, LLC, a newly formed acquisition subsidiary of the Company, acquired substantially all of the assets of SCCAP Pty Limited ("SCCAP"). SCCAP, an Australian human resources consulting firm, was acquired for $1.7 million in cash.

Note 2.  EARNINGS (LOSS) PER SHARE

         The Company computes net income (loss) per share in accordance with Statement of Financial Standards No. 128, "Earnings per Share" ("SFAS 128"). Under the provisions of SFAS 128, basic net income (loss) per share ("Basic EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic and Diluted EPS on the face of the consolidated statement of operations.

         Basic and diluted earnings (loss) per share were calculated as follows:

         (In thousands, except per share amounts; unaudited)

                                                    THREE MONTHS ENDED                     NINE MONTHS ENDED
                                        --------------------------------------   --------------------------------------
                                        SEPTEMBER 30, 1999  SEPTEMBER 30, 1998   SEPTEMBER 30, 1999  SEPTEMBER 30, 1998
                                        ------------------  ------------------   ------------------  ------------------

BASIC
Net income (loss)                             $ 3,343             $(5,515)              $  (378)           $(9,093)
Weighted average shares                        35,032              18,583                28,303             13,835
                                              -------             -------               -------            -------
Basic earnings (loss) per share               $  0.10             $ (0.30)              $ (0.01)           $ (0.66)
                                              =======             =======               =======            =======

DILUTED
Net income (loss)                             $ 3,343             $(5,515)              $  (378)           $(9,093)
Weighted average shares                        35,032              18,583                28,303             13,835
Effect of stock options                           327                  --                    --                 --
Weighted average shares, as adjusted           35,359              18,583                28,303             13,835
                                              -------             -------               -------            -------
Diluted earnings (loss) per share             $  0.09             $ (0.30)              $ (0.01)           $ (0.66)
                                              =======             =======               =======            =======


Note 3.  STOCKHOLDERS' EQUITY

         On May 21, 1999, the Company completed its initial public offering (the Offering) of its Class A Common Stock. The Company sold 11,500,000 shares of Class A Common Stock and realized net proceeds of $103.0 million. Substantially all of these net proceeds were used to repay a portion of the Company's then outstanding short- and long-term debt.

Note 4.  SUBSEQUENT EVENTS

         On November 1, 1999, Nextera announced that Steven Fink, Vice Chairman of Knowledge Universe, had been named Chairman and Chief Executive Officer of Nextera Enterprises, Inc. Mr. Fink, who has been a board member of Nextera since its inception, replaced Gresham T. Brebach, Jr., in those positions.

                            NEXTERA ENTERPRISES, INC.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The disclosure and analysis in this quarterly report contain "forward-looking statements." Forward-looking statements give Nextera's current expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these forward-looking statements include statements relating to future actions or the outcome of financial results. From time to time, Nextera also may provide oral or written forward-looking statements in other materials released to the public. Any or all of the forward-looking statements in this quarterly report and in any other public statements may turn out to be incorrect. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially.

         Such forward-looking statements are based on many factors that may be outside Nextera's control, causing actual results to differ materially from those suggested. Such factors include, but are not limited to, Nextera's limited operating history, dependence on key personnel, attracting and retaining qualified consultants, new business solicitation efforts, intense competition, risks of acquisitions, regulatory changes, and changes in technology. Further information on these and other potential factors that could affect Nextera's financial and operating results are included in Nextera's filings with the Securities and Exchange Commission. New risk factors emerge from time to time, and it is not possible for Nextera to predict all such risk factors nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

         The Company's portfolio of practice areas includes Strategy and Research Services, Human Capital Services, and Information Technology Consulting and Process Transformation Services. The Strategy and Research Services practice provides in-depth business and economic analyses of business conditions, relevant business frameworks and business practices. Through the Strategy and Research Services practice area, Nextera assists senior management in proactively developing, refining and managing business strategies, action plans and core competencies, provides litigation support, including expert testimony, principally in antitrust and securities matters, and also furnishes focuses research on a number of issues of client concern. The Human Capital Services practice assists clients in implementing organizational and strategic changes established by senior management through all levels of the organization. The Information Technology Consulting and Process Transformation Services practice area applies emerging technologies such as web-based technologies and electronic commerce to design and develop high impact business process support systems and knowledge management systems. Additionally, it also helps clients to solve complex operational issues through major business transformation programs, redesigned business processes, and best practices.

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

                                                                    FOR THE THREE MONTHS ENDED
                                      ---------------------------------------------------------------------------------------
                                      MARCH 31     JUNE 30   SEPTEMBER 30  DECEMBER 31    MARCH 31     JUNE 30   SEPTEMBER 30
                                       1998          1998         1998        1998         1999         1999         1999
                                      -------      -------   ------------  -----------    --------     -------   ------------
                                                                           (IN THOUSANDS)

Net revenues                          $ 8,186      $13,909      $17,486      $28,009      $36,145      $36,519      $40,094
Cost of revenues                        5,623        9,315       12,641       17,406       20,512       20,470       22,755
                                      -------      -------      -------      -------      -------      -------      -------
    Gross profit                        2,563        4,594        4,845       10,603       15,633       16,049       17,339
Selling, general and
    administrative expenses             2,886        4,410        7,279        8,528       10,154       10,594       11,531
Amortization expense                      224          344          466          688        1,034        1,156        1,243
Restructuring costs                        --           --          967          331           --           --           --
Compensation expense --
    Other                                  --           --           --        6,671        4,384        1,705           --
                                      -------      -------      -------      -------      -------      -------      -------
    Income (loss) from operations        (547)        (160)      (3,867)      (5,615)          61        2,594        4,565
Interest expense, net                  (1,567)      (1,104)      (1,648)      (2,404)      (3,783)      (2,591)      (1,222)
                                      -------      -------      -------      -------      -------      -------      -------
    Income (loss) before
      provision for income taxes       (2,114)      (1,264)      (5,515)      (8,019)      (3,722)           3        3,343
Provision for income taxes                125           75           --           43           --            2           --
                                      -------      -------      -------      -------      -------      -------      -------
    Net income (loss)                 $(2,239)     $(1,339)     $(5,515)     $(8,062)     $(3,722)     $     1      $ 3,343
                                      =======      =======      =======      =======      =======      =======      =======


         The following table sets forth, for periods indicated, the percentage relationship to net revenues of the Company's results of operations.


                                                               FOR THE THREE MONTHS ENDED
                                    --------------------------------------------------------------------------------------
                                    MARCH 31    JUNE 30   SEPTEMBER 30   DECEMBER 31    MARCH 31   JUNE 30    SEPTEMBER 30
                                      1998       1998        1998           1998          1999       1999        1999
                                    --------    -------   ------------   -----------    --------   -------    ------------
                                                                    (IN THOUSANDS)

Net revenues                          100%       100%         100%          100%          100%       100%          100%
Cost of revenues                       69         67           72            62            57         56            57
                                      ---        ---          ---           ---           ---        ---           ---
      Gross profit                     31         33           28            38            43         44            43
Selling, general and
      administrative expenses          35         32           42            30            28         29            29
Amortization expense                    3          2            3             2             3          3             3
Restructuring costs                    --         --            6             1            --         --            --
Compensation expense --
      Other                            --         --           --            24            12          5            --
                                      ---        ---          ---           ---           ---        ---           ---
      Income (loss) from operations    (7)        (1)         (22)          (20)           --          7            11
Interest expense, net                 (19)        (8)          (9)           (9)          (10)        (7)           (3)
                                      ---        ---          ---           ---           ---        ---           ---
      Income (loss) before
        provision for income taxes    (26)        (9)         (32)          (29)          (10)        --             8
Provision for income taxes              1          1           --            --            --         --            --
                                      ---        ---          ---           ---           ---        ---           ---
      Net income (loss)               (27)%      (10)%        (32)%         (29)%         (10)%        0%            8%
                                      ===        ===          ===           ===           ===        ===           ===

RESULTS OF OPERATIONS

         In light of the number and significance of acquisitions completed since January 1, 1998, management has decided to present a comparison of results for
(i) the three months ended September 30, 1999 versus the three months ended June 30, 1999 and (ii) the three months ended June 30, 1999 versus the three months ended March 31, 1999 and (iii) the three months ended March 31, 1999 versus the three months ended December 31, 1998 because it believes that such comparisons are the most meaningful presentation of the Company's financial results.

         All acquisitions completed by Nextera have been accounted for under the purchase method of accounting. Accordingly, the Consolidated Financial Statements of the Company include operating results of the acquired companies only from the effective date of each respective acquisition.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 AND THREE MONTHS ENDED JUNE 30, 1999

         Net Revenues. Net revenues increased 10% to $40.1 million for the three months ended September 30, 1999 from $36.5 million for the three months ended June 30, 1999. This increase was primarily attributable to an increase in e-commerce and e-business revenues and to the inclusion of revenues generated by ERG, which was acquired effective June 1, 1999, offset in part by a reduction in revenues related to enterprise resource planning ("ERP") services performed during the quarter.

         Gross Profit. Gross profit increased 8.0% to $17.3 million for the three months ended September 30, 1999 from $16.0 million for the three months ended June 30, 1999. Gross margin as a percentage of sales decreased to 43.2% for the three months ended September 30, 1999 from 43.9% for the three months ended June 30, 1999. The decrease in gross margin was due primarily to lower chargeability from junior level resources due to seasonal training and vacation schedules.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 8.8% to $11.5 million for the three months ended September 30, 1999 from $10.6 million for the three months ended June 30, 1999. As a percentage of revenues, such expenses decreased slightly to 28.8% for the three months ended September 30, 1999 from 29.0% for the three months ended June 30, 1999.

         Interest Expense, Net. Interest expense, net decreased to $1.2 million for the three months ended September 30, 1999 from $2.6 million for the three months ended June 30, 1999. This decrease was due primarily to the repayment of a portion of the Company's outstanding indebtedness with the proceeds from the Company's initial public offering of Class A Common Stock, which was completed on May 21, 1999.

         Compensation Expense - Other. The Company recorded a non-cash compensation expense of $1.7 million in the three months ended June 30, 1999, which represented the difference between the fair value of fully-vested options granted to certain non-stockholder employees of Lexecon on the date of grant of $10.00 per share, and the $1.50 exercise price of the options.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 AND THREE MONTHS ENDED MARCH 31, 1999

         Net Revenues. Net revenues increased to $36.5 million for the three months ended June 30, 1999 from $36.1 million for the three months ended March 31, 1999. This increase was primarily attributable to an increase in e-commerce and e-business revenues and to the inclusion of revenues generated by ERG, which was acquired effective June 1, 1999, offset in part by a reduction in revenues related to ERP services performed during the quarter. As a result of the reduced demand for ERP services, the Company utilized a lower level of outside contractors during the three months ended June 30, 1999.

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

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 4.3% to $10.6 million for the three months ended June 30, 1999 from $10.2 million for the three months ended March 31, 1999. As a percentage of revenues, such expenses increased slightly to 29.0% for the three months ended June 30, 1999 from 28.1% for the three months ended March 31, 1999.

         Interest Expense, Net. Interest expense, net decreased to $2.6 million for the three months ended June 30, 1999 from $3.8 million for the three months ended March 31, 1999. This decrease was due primarily to the repayment of a portion of the Company's outstanding indebtedness with the proceeds from the Company's initial public offering of Class A Common Stock, which was completed on May 21, 1999.

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

         Interest Expense, Net. Interest expense, net increased to $3.8 million for the three months ended March 31, 1999 from $2.4 million for the three months ended December 31, 1998. This increase was due primarily to borrowings incurred to fund the Lexecon Acquisition.

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

LIQUIDITY AND CAPITAL RESOURCES

         Consolidated working capital was $5.1 million on September 30, 1999, compared with a working capital deficit of $65.8 million on December 31, 1998. Included in working capital were cash and cash equivalents of $5.3 million and $1.5 million on September 30, 1999 and December 31, 1998, respectively. The increase in working capital was primarily attributable to the completion of the Company's initial public offering on May 21, 1999, which resulted in net proceeds to the Company of $103.0 million. A portion of such proceeds were used to retire amounts outstanding under a short-term bridge loan, with the balance used to repay a portion of the Company's outstanding long-term indebtedness and certain management and initial public offering fees.

         Net cash provided by operating activities was $5.6 million for the nine months ended September 30, 1999. The primary components of net cash provided by operating activities were a net loss of $0.4 million and an increase in accounts receivables and costs and estimated earnings in excess of billings of $8.0 million, offset by depreciation and amortization expense of $5.7 million, a non-cash compensation charge of $6.0 million and a decrease in prepaid expenses of $2.0 million.

         Net cash used in investing activities was $17.7 million for the nine months ended September 30, 1999. The primary components of cash used in investing activities were the acquisitions of Alexander in January 1999, the acquisition of ERG in June 1999, the acquisition of SCCAP in September 1999 and the payment of an earnout to the former owners of Pyramid in aggregate totaling $14.0 million, exclusive of $0.3 million of cash acquired, and expenditures of $3.7 million for furniture, equipment and leasehold improvements.

         Net cash provided by financing activities was $15.9 million for the nine months ended September 30, 1999. The primary components of cash generated from financing activities were $103.0 million of net proceeds from the completion of the Company's initial public offering of common stock, offset by $79.6 million of cash utilized to repay bridge loan borrowings and $25.6 million of cash utilized to repay a portion of the Company's outstanding indebtedness. Additionally, borrowings under notes payables to banks totaled $15.7 million, of which $14.0 million was incurred in connection with acquisitions completed during 1999.

         The Company has an aggregate borrowing capacity of $30.0 million under a Discretionary Demand Credit Facility as of September 30, 1999. Interest on the Discretionary Demand Credit Facility is based on the lender's base rate, which was 8.25% as of September 30, 1999. This facility has a final maturity date of January 5, 2000. As of September 30, 1999, the Company had borrowings outstanding under this facility totaling $21.9 million. This facility is secured by substantially all of the Company's assets.

         Effective September 29, 1999, Nextera signed a letter of intent to acquire the business and assets of a consulting firm that provides economic consulting services. Subject to the satisfaction of certain conditions precedent, the consulting firm will be acquired for approximately $10.5 million in cash. No assurances can be made that the Company will consummate this acquisition or that the terms of such acquisition will not vary from those anticipated at this time.

         Nextera believes that cash flow from operations, along with available borrowings under the Discretionary Demand Credit Facility, will be sufficient to meet short-term liquidity requirements, excluding cash which may be required for future acquisitions. The Company intends to replace the Discretionary Demand Credit Facility with a new arrangement to provide working capital and financing for potential acquisitions. Towards this end, the Company has executed a commitment letter and term sheet with BankBoston,

N.A., Bank of America, N.A., BancBoston Robertson Stephens Inc. ("BRS") and Banc of America Securities LLC ("BancAmerica") for a committed revolving credit and acquisition facility of $55 million. Additionally, BRS and BancAmerica have agreed to use reasonable best efforts to syndicate the credit facility to other lenders willing to increase the credit facility from $55 million to up to $80 million. If this new credit facility is consummated, the Company would become subject to certain restrictive covenants relating to maintenance of financial ratios, restrictions on indebtedness and permitted acquisitions, operating restrictions and restrictions on the payment of dividends to the Company's stockholders. There can be no assurances that the Company will be successful in securing such a facility, that the Company's actual needs will not exceed anticipated levels or that the Company will generate sufficient net revenues to fund its operations in the absence of other sources. There also can be no assurances that any additional required financing will be available through additional bank borrowings, debt or equity offerings or otherwise, or that if such financing is available, that it will be available on terms favorable to the Company.

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

         The cost of the Company's Year 2000 compliance assessment and upgrade is being funded from current operations. As of September 30, 1999, the cost to the Company of its Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, was expected to be less than $200,000. Because of the uncertainty associated with Year 2000 failures, it is not possible at present to quantify the cost of corrective actions. The Company will continue to consider the likelihood of a material business interruption due to the Year 2000 issue, and, if necessary, implement appropriate contingency plans. Since the Company has adopted a plan to address these Year 2000 issues, it has not developed a comprehensive contingency plan should these issues fail to be completed successfully or in their entirety. However, if the Company identifies significant risks or is unable to meet its anticipated timeline, the Company will develop contingency plans as deemed necessary at that time. There can be no assurance that unexpected Year 2000 compliance problems of either the Company or its vendors, customers and service providers will not materially adversely affect the Company's business, operating results and financial condition.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

         Interest Rate Risk

         Nextera is exposed to changes in interest rates primarily from its Demand Discretionary Credit Facility. Nextera does not currently use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the interest rate yield curve would not have a material adverse effect on interest sensitive financial instruments at September 30, 1999.

         Foreign Currency Risk

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


                           PART II. Other Information


Item 2.  Changes in Securities and Use of Proceeds

         Effective July 15, 1999, Nextera issued 53,333 shares of Class A Common Stock to the former stockholders of Pyramid pursuant to earn-out provisions in connection with the acquisition of Pyramid and upon the achievement of certain revenue and pre-tax profit targets during the twelve months ended March 31, 1999. This transaction was undertaken in reliance upon the exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act. The foregoing transaction did not involve a distribution or public offering. Nextera did not engage any underwriters in connection with the foregoing transaction and did not pay any underwriting discounts or commissions.

Item 6.  Exhibits and Reports on Form 8-K.


         (a)      Exhibits

                           27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed by the Company
                  during the three months ended September 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      NEXTERA ENTERPRISES, INC.
                                      (Registrant)



Date:  November 12, 1999              By: /s/ Steven B. Fink
                                          -------------------------------------
                                          Steven B. Fink
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



                                      NEXTERA ENTERPRISES, INC.
                                      (Registrant)


Date: November 12, 1999               By: /s/ Michael P. Muldowney
                                          -------------------------------------
                                          Michael P. Muldowney
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)