Form 10-K
period 1999-12-31
NEXTERA ENTERPRISES INC
filed 2000-03-30
CIK 1070534

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                         COMMISSION FILE NUMBER 0-25995

                            NEXTERA ENTERPRISES, INC.
                (NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                        95-4700410
     (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

ONE CRANBERRY HILL, LEXINGTON, MASSACHUSETTS                        02421
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

                                 (781) 778-4400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE.
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                CLASS A COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (TITLE OF CLASS)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 28, 2000, the aggregate market value of the registrant's
Class A voting stock held by non-affiliates of the registrant was approximately $174,092,000, based on the closing price of the Company's Class A Common Stock on the Nasdaq National Market on March 28, 2000 of $8.125 per share.

     As of March 28, 2000 there were 30,683,808 shares of $0.001 par value Class A Common Stock outstanding and 4,274,630 shares of $0.001 par value Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following document are incorporated into this report by reference:

     1. Part III. Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.
================================================================================

                           FORWARD LOOKING STATEMENTS

     The following discussion contains "forward-looking statements." Forward-looking statements give our current expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these forward-looking statements include statements relating to future actions or the outcome of financial results. From time to time, we also may provide oral or written forward-looking statements in other materials released to the public. Any or all of the forward-looking statements in this annual report and in any other public statements may turn out to be incorrect. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially.

     Forward-looking statements are based on many factors that may be outside our control, causing actual results to differ materially from those suggested. These factors include, but are not limited to, those discussed under the caption "Item 1. Business - Factors That May Affect Our Future Performance." New factors emerge from time to time, and it is not possible for us to predict all these factors nor can we assess the impact of these factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on forward-looking statements as a prediction of actual results.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Nextera Enterprises, Inc. is a provider of consulting services and integrated Internet solutions. Our end-to-end professional service offerings encompass business and digital strategy, customer relationship management, economic analysis, organizational and process design and Internet technology consulting to both innovative Fortune 500 as well as emerging companies. The breadth of our practice portfolio allows us to assist clients in achieving enhanced business performance, building new businesses, entering new markets and redefining the way in which their existing work is conducted. We do this by utilizing proprietary econometric modeling tools and capitalizing on our knowledge of vertical markets.

     Our practice portfolio includes:

     - Strategy and Research Services. This practice provides economic analyses of business conditions, pricing models, relevant business frameworks, business practices and litigation support. Through this practice we assist senior management in proactively developing electronic business strategies and implementing business plans.

     - Human Capital Services. This practice assists clients in implementing organizational and strategic changes through all levels of an organization. In addition, this practice also helps organizations solve complex operational issues through major business transformation programs, redesigned business processes and best practices adaptation.

     - Interactive Technology Consulting Services. This practice applies emerging web-based technologies ranging from business and technical architecture, to creative consulting to applications development, implementation and hosting. Our breadth of expertise enables us to deliver services from across each of our service offerings on a stand alone or combined basis and offers our clients creative Internet solutions.

     In addition, we make minority investments in independently managed companies that we believe are well-positioned to take advantage of opportunities created by the Internet. We have co-invested in these companies with other well-known early-stage investors. We believe that our relationship with Knowledge Universe, Inc. and its affiliates, coupled with the broad based expertise resident in our consulting practices, allow us access to early-stage investment opportunities and the ability to focus our investment capital in the most promising of those entities.

     We provide our services across a broad spectrum of industries, including communications, consumer products, diversified services, energy, entertainment, financial services, government, health care, insurance, manufacturing, media, retail and technology. Our clients principally consist of Fortune 500 and other multinational companies.

INDUSTRY BACKGROUND

     Change is one of the most important factors driving demand for professional consulting services. Corporate recognition that the Internet can be used to gain competitive advantage is leading to rapid changes in the business environment. Traditional barriers to competition are becoming less effective in protecting competitive positions. Regulatory changes have led to increased competition both from within industries and from new entrants. Commercial activity is becoming increasingly global. The continued evolution of the Internet and electronic commerce technology are motivating companies to use the Internet in a variety of innovative and strategic ways. This is resulting in the creation of new products and services, the opening of new sales and marketing channels, and a reduction in costs and time-to-market for products and services. Moreover, business and technology strategies continue to converge as organizations recognize that technology can create new business opportunities as well as support existing business. The increasingly complex and dynamic business environment is also forcing government agencies to frequently adjust their regulatory strategies, leading to an increased need for businesses to understand the underlying issues affecting strategies and performance. In response to these challenges and opportunities, organizations are altering traditional approaches to overall strategy, business processes, organizational design and the use of the Internet.

     Many organizations lack the skilled personnel, technical capabilities and time necessary to formulate strategies and implement the changes needed to benefit from these new challenges and opportunities. In addition, organizations must continually keep pace with new technological and competitive developments, which further strain internal resources. Moreover, organizations expect timely and substantial economic returns from their investments in strategic initiatives and organizational change. As a result, many organizations are increasingly retaining third-party professionals for assistance and expertise.

     Professional consulting services have traditionally been focused on individual issues of business strategy, operations improvement, organizational design or information technology (IT) consulting. Historically, consulting service providers have offered services focusing on one or two of these issues. Few providers have had the breadth of expertise or comprehensive approach to address effectively multi-disciplinary business problems. For example, service providers oriented around strategy formulation and market assessment often provide some expertise in addressing operational or organizational issues, but typically do not address technology issues or electronic commerce opportunities.

     Given the rapidly changing nature of today's business environment, traditional approaches do not provide the broad perspective or range of expertise required for a comprehensive examination of the causes of business problems. Consequently, consulting service providers employing traditional approaches do not offer the types of integrated solutions critical to solving the multi-disciplinary problems that organizations currently face. In order to solve such problems, organizations are demanding that third-party service providers have experience in a breadth of practice areas. We recognize this need and deliver our services through industry experts that have decades of experience in their discipline and coordinate with our other practitioners to deliver multifaceted, integrated solutions.

OUR ADVANTAGE

     We provide consulting services and integrated Internet solutions to help organizations adapt and develop dynamic business and electronic commerce strategies, redesign operational processes, and enhance the organizational effectiveness our clients need to achieve their visions and goals. Our flexible delivery model is designed to bring together required expertise in business strategy and research, operations improvement, organizational design and Internet commerce consulting. This enables us to solve our clients' enterprise-wide management problems and deliver results that are timely and cost-effective. The key elements of our advantage include:

     Portfolio of Complementary Practice Areas. Through our portfolio of three practice areas--Strategy and Research Services, Human Capital Services, and Interactive Technology Consulting Services--we address our clients' needs from varying perspectives and draw on our experience to provide multi-disciplinary services. We utilize this perspective to help clients identify business opportunities and to develop and implement the strategic solutions necessary to enhance business performance. As a result of this balanced perspective, we offer objective and independent services which we believe are valued by organizations.

     Experience and Expertise. Our experience within traditional and emerging industries and practice areas enables our consultants to more fully and rapidly understand clients' businesses. Our senior consulting executives average more than 20 years of consulting or industry experience and have all held senior level positions in large organizations with management responsibility for large numbers of consultants. Of our consultants, 47% have either doctorate or master's degrees as of December 31, 1999.

     Client Relationships. We have established relationships with many rapidly growing emerging companies and with the community of venture capitalists and investors that provide the capital necessary to fuel this growth. Through our relationships, we gain in-depth knowledge of clients' businesses and industries, which facilitates our identification of service opportunities and our ability to offer new and timely services to these clients. As a result, we have amassed significant expertise in a wide range of industries, including electronic commerce and electronic business, financial services, utilities and insurance.

     Proprietary Information System and Scaleable Infrastructure. We have developed and are expanding our proprietary information system that facilitates synergies across our practice areas. NextNet, the foundation of our technology infrastructure, provides the backbone and architecture for a collection of integrated applications accessed through a common, web-based user interface. Our information system enables us to share business information and knowledge among our consultants and to effectively manage our resources. NextNet provides an interactive environment through which defined groups, including client service teams, can collaborate to solve complex client problems. In addition, our infrastructure incorporates recruiting, staff development and deployment, collaborative marketing initiatives, sharing of intellectual capital and enterprise management systems. We believe that this scaleable infrastructure has the capacity to support our growth plans for the foreseeable future.

GROWTH STRATEGY

     Our objective is to develop and expand our position as a leading provider of integrated electronic commerce and Internet-focused consulting services. The key elements of our growth strategy include:

     Expansion of Internet-related Engagements. We intend to focus on continuing the rapid growth of our Interactive Technology Consulting Services practice area. This practice area is dedicated to Internet related electronic commerce and electronic business strategy and implementation. We are developing a new e-Solutions Center--a state-of-the art technology facility whose mission is to help clients capitalize on emerging opportunities. This facility will be dedicated to the development of Internet software applications and frameworks. In addition, we intend to provide application hosting and proof-of-concept development for clients. We intend to increase our focus on Internet-related engagements by providing consulting services to our clients regarding employee retention and rewards, sales and marketing effectiveness and Internet strategy.

     Innovative Capital Usage. To further expand our business, we increased our credit facility, in part to fund acquisitions and incubator investments. We intend to continue to take advantage of the highly fragmented nature of the consulting industry by acquiring select complementary consulting businesses. We intend to continue to broaden and enhance our substantive expertise, service offerings and geographic coverage through strategic acquisitions. For example, to capitalize on the growth in electronic commerce, we intend to evaluate potential acquisitions designed to enhance and strengthen our capabilities in this area. From time to time, we may also evaluate selective potential acquisitions outside these practice areas if justified by client needs and market demand.

     In addition, we are also seeking growth through venture incubation activities in order to extend our consulting services and work with our external strategic partners. We are evaluating equity participation in new
Internet-based, high-growth businesses. In connection with these ventures, we are evaluating obtaining equity in partial payment of our fees, in addition to potential cash investments in these entities.

     We believe that our expertise in delivering Internet services and our breadth of expertise in strategic, economic, human resource and technology issues will facilitate the identification of promising Internet companies in the early stages of their development. Further, once we have made an investment in these Internet companies, we have the diverse skill set to deliver high quality Internet services, strategic consulting services, human capital and business infrastructure services during their critical formative period.

     In 1999, we formed a new wholly-owned subsidiary, NetNext, Inc., to make investments in companies that we believe possess superior Internet business models. In 1999, we made investments in:

     - Hoover's Online- an Internet site delivering a full spectrum of business news and information;
     - Oncology.com- a daily news network providing coverage of cancer research, treatment developments and patient care needs;
     -    Taste for Living - an on-line health and wellness company;
     - MeansBuiness - a business-to-business knowledge management company that uses a proprietary search engine to provide key extracts and summaries from business and other non-fiction books, periodicals and research reports; and
     - Advanced Online- an Internet supplier of training for compliance with government environmental, health and safety regulations.

     For a description of the acquisitions we have made since our inception in 1997, refer to our discussion under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Acquisitions" and at Note 1 of the Notes to Consolidated Financial Statements.


     Marketing the Nextera Brand Name. We plan to continue to build a common identity for the services we provide under our brand name. We actively promote our name and capabilities through our sales and marketing activities. We believe that using a common brand name for our services enhances our visibility and recognition in the market and improves our ability to compete for new and expanded business.

     We are affiliated with Knowledge Universe and its affiliates and from time-to-time have been engaged on an arm's-length basis to provide consulting services for them. See "Item 1. Business -- Factors That May Affect Our Future Performance -- Nextera Enterprises Holdings Owns 64.2% of Our Voting Power." We expect that we may also be engaged to provide such services in the future. Knowledge Universe and its affiliates are engaged in acquiring and operating companies in a broad range of areas, including those relating to (i) career workforce management (including staffing, employee training and testing and assessment), (ii) business consulting through Nextera, and (iii) informational meetings and conferences (including seminars). Knowledge Universe has focused on acquiring and building education-oriented companies with activities in areas such as youth education, corporate training (both classroom-based and computer-delivered), educational content creation and distribution, and information technology and management consulting. We believe that our association with Knowledge Universe and its affiliates will increase our market exposure and provide us with prospective client contacts and other business opportunities.

     Sales and Marketing. We rely to a significant extent on the efforts of our employees, particularly our senior consulting executives and consultants, to market our services. We employ a "selling practitioner" model in which our senior consulting executives are responsible for identifying and obtaining new business as well as managing client engagements and relationships. Consultants are encouraged to generate business from both existing and new clients and successful efforts are rewarded with increased compensation and promotions. Our close working relationships with many of our clients enable our consultants to become aware of, and to help define, additional project opportunities, thereby facilitating our ability to market additional capabilities to our clients. In pursuing new business, our consultants emphasize our overall capabilities and experience while also promoting the expertise of the particular employees who will work on the project. In addition, our senior consulting executives meet with prospective clients and senior managers in organizations where we have worked in the past to make them aware of the our capabilities.

     Our marketing and sales efforts are focused on increasing our brand awareness and market share through:

     -    Defining our services as deliverable products;
     -    Entering into and managing strategic alliances;
     -    Public relations efforts and marketing communications;
     - Direct mail and advertising building brand recognition in industry publications; and
     -    Conference attendance and speaking engagements.

     Pursue Cross-Selling Opportunities. We intend to provide additional services and expand the scope of engagements during delivery to include follow-on complementary activities. We believe that our integrated approach to practice areas coupled with our ability to cross-sell services will significantly enhance, sustain and expand our relationships with clients. Further, our close working relationship with our clients affords us the opportunity to become aware of, and to help define, additional project opportunities and to market additional capabilities to our clients. Client service opportunities are disseminated and coordinated on-line through our Business Development System, a proprietary NextNet application providing company-wide access and the identification and sharing of sales, marketing and other business data.

     Talent Development and Deployment. We will continue to build our talent base by training and hiring, and through acquisitions and recruitment programs. We intend to actively seek talent in the areas of digital strategy, web creativity, customer relationship management, content management, enterprise integration and project management. In addition, we intend to launch several new programs to use our intellectual capital in new ways. These programs include:

     - Incubating new Internet ventures that extend our traditional consulting services;
     - Launching new functional practice groups (including, for example, due diligence, turnover and turnaround practices) to provide focused resources on areas critical to success in today's economy; and
     - Formation of vertical industry groups to better address the unique challenges faced by many industry segments.

     We intend to attract and retain consultants who will enhance and complement our service capabilities by fostering a creative, innovative, collaborative work environment and through competitive compensation and incentive programs. We have a national recruiting program aimed at hiring entry-level consultants as well as consultants with experience at major management consulting firms, IT and process consulting firms, technology companies and from the industries we serve. Our broad client base and flexible delivery model provide our consultants with diverse client experiences for professional growth. We also offer our consultants the opportunity to become stockholders through our stock option plans. In addition, we have implemented policies and programs designed to accommodate individual needs. For example, we employ a "virtual office" concept to provide travel and relocation flexibility where appropriate.

     Expand International Presence. We intend to expand our international presence through the growth of existing practices and selective acquisitions of complementary consulting businesses in international markets. For example, in 1999 we acquired human capital services providers in the United Kingdom and Australia, thereby enhancing our ability to offer consulting services to the international markets. We believe that clients will increasingly demand a global presence from consulting service providers. Accordingly, we intend to continue to expand internationally to participate in the market for global consulting services and to generate new opportunities. Our geographic priority is to expand our service offerings in Europe and the Asia-Pacific areas within our existing portfolio of practice areas.

SERVICE OFFERINGS

     Our portfolio of practice areas enables us to provide a breadth of services to our clients. By offering clients a combination of business strategy, operations improvement, organizational design and technology consulting services, we help clients identify and examine business problems and develop and implement the strategic, organizational and operational initiatives needed to solve such problems and sustain performance improvement. Each of our practice areas has a well-articulated perspective that not only addresses its own particular service offerings, but also promotes the logical flow of consulting services from research to strategy to implementation and IT processes.

     Our three practice areas are as follows:

     Strategy and Research Services. We provide in-depth business and economic analyses of business conditions, relevant business frameworks and business practices. We combine the expertise of our consultants with that of clients, independent practitioners and academics to provide focused research on issues of client concern, including strategic management, merger analysis, employment practices, product development and knowledge management. Through the Strategy and Research Services practice area, we also provide litigation support, including expert testimony, principally in antitrust and securities matters. We also assist organizations in developing, refining and implementing successful e-business strategies.

     Human Capital Services. We help clients invest in and gain business advantages from their human capital by identifying the impact on their workforce of various strategies. We also assist in developing new organizational designs. We do this by establishing programs for personnel selection, recruitment, development and succession. In addition, we identify the drivers of business performance and help organizations achieve critical focus from their workforce through programs to enhance business literacy. We also help clients communicate and implement organizational changes. These programs are designed to respond to new opportunities or competitive threats and establish reward programs for broad employee groups, managers and executives engaged in both traditional and digital commerce.

     Interactive Technology Consulting Services. We help clients use emerging technologies to create high-impact business and digital business process support systems, knowledge management systems and Internet solutions. We develop custom solutions that employ electronic commerce and web-based technologies to redefine clients' processes for customer service, supply chain, product development and channel expansion. We also helps clients define, manage and implement web-based packaged solutions in finance, customer relationship management, supply chain and operations management.

CLIENT PROFILE

     Our clients principally consist of Fortune 500 and other multinational companies. Our ten largest clients accounted for approximately 29% of our net revenues for the year ended December 31, 1999 and, on a pro forma basis, 29% for the year ended December 31, 1998. No client in either of these periods accounted for 10% or more of our net revenues. We serve a broad range of clients in a diverse range of industries, with financial services, insurance and information technologies, communications and entertainment representing the highest industry concentrations in 1999.

COMPETITION

     Our industry includes a large number of competitors, is subject to rapid change, and is highly competitive. We believe that the principal competitive factors in our industry are reputation, industry expertise, analytical ability, service and price. We believe we compete favorably with respect to these factors. We also believe that our ability to compete depends in part on a number of factors outside of our control, including the ability of our competitors to hire, retain and compensate consultants, offer lower-priced services, respond to client requirements and develop advanced services or technology. Our primary competitors include participants from a variety of market segments, including general management consulting companies, boutique management consulting firms that provide specialized services or focus on certain industries, "Big Five" and other accounting firms, economic consulting firms, technical and economic advisory firms, individual academics, systems consulting and implementation firms, application software firms, service groups of computer equipment companies, outsourcing companies and systems integration companies. Many of these competitors have significantly greater financial, technical, and marketing resources and greater name recognition than we do. In addition, many of these competitors have been operating for a significantly longer period of time than we have and have established long-term client relationships. We also compete with our clients' internal resources, particularly where the resources represent a fixed cost to the client. This competition may impose additional pricing pressures on us. In addition, we face intense competition in our efforts to recruit and retain qualified consultants.

INTELLECTUAL PROPERTY RIGHTS

     Our success has resulted, in part, from our analytical templates, application frameworks, software objects and customizable applications. We rely upon a combination of nondisclosure, confidentiality, license and other contractual arrangements and trade secret, copyright and trademark laws to protect our proprietary rights and the proprietary rights of third parties from whom we license intellectual property. In addition, we generally limit the distribution of our proprietary information. The steps we have taken to protect our intellectual property may not be adequate to deter misappropriation of our proprietary information, detect unauthorized use, enforce our intellectual property rights or ensure that competitors will not be able to develop similar or functionally equivalent methodologies. Furthermore, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries, and foreign copyright and trade secret laws may be inadequate to protect our intellectual property rights. Although we believe that our services do not infringe on the intellectual property rights of others and that we have all rights necessary to utilize the intellectual property we employ in our business, our employees may misappropriate the intellectual property of others. Accordingly, we are subject to the risk of claims alleging infringement of third-party intellectual property rights. Any such claims could require us to spend significant sums in litigation, pay damages, develop non-infringing intellectual property or acquire licenses to the intellectual property that is the subject of asserted infringement. We presently hold no patents or registered copyrights.

EMPLOYEES

     As of December 31, 1999, Nextera had 773 employees, including 575 consultants. None of our employees is represented by a union or subject to a collective bargaining agreement. We believe that our relations with our employees are good.

FACTORS THAT MAY AFFECT OUR FUTURE PERFORMANCE

You should carefully consider the following factors in your evaluation of our company. If any of the following risks actually occur it could materially harm our business and impair the price of our stock.

OUR REVENUES AND PROSPECTS ARE DIFFICULT TO FORECAST BECAUSE WE HAVE A LIMITED COMBINED OPERATING HISTORY.

     We were formed in February 1997 and have grown substantially since our inception, principally through the acquisition of other companies. Although some of the companies we have acquired have been in operation for some time, we have a limited history of combined operations. To achieve the anticipated benefits of these transactions we will need to successfully integrate, preserve and expand the businesses and operations of the companies we have acquired. However, we may encounter financial, managerial or other difficulties as a result of the difficulties involved in integrating our combined operations. Accordingly, you should assess our prospects in light of the risks and difficulties frequently encountered by companies in the early stages of development in new and rapidly evolving industries.

     If we are unsuccessful in addressing these risks, we may experience losses as a result of these acquisitions. As a result, we may not meet the expectations of market analysts and investors which could cause our stock price to decline.

WE HAVE A HISTORY OF LOSSES AND WE MAY NOT SUSTAIN OR INCREASE PROFITABILITY.

     Since our inception in February 1997, we have incurred, on an historical basis, net losses of $3.0 million and $17.2 million for the years ended December 31, 1997 and 1998 and net income of $3.1 million for the year ended December 31, 1999. We intend to continue to make significant investments in:

     -    the development of our infrastructure;
     -    marketing and sales; and
     -    geographic expansion.

     As a result, it is possible that we may not sustain or increase our profitability in the future even if our revenues increase.

IF WE FAIL TO MANAGE OUR GROWTH, OUR REVENUES MAY DECREASE CAUSING OUR STOCK PRICE TO DECLINE.

     We have experienced a period of rapid growth that has challenged, and will likely continue to challenge, our managerial and other resources. Since our inception in February 1997 through December 31, 1999, the number of consultants we employ has increased to 575 and the scope of our geographic coverage has expanded significantly.

     In order to manage our growth effectively, we must:

     -    recruit and hire additional consultants;

     -    develop, motivate and manage effectively our expanding work force;

     -    establish offices in new geographic locations;

     -    enhance our operating, financial and management information systems;
          and

     - maintain project quality, successfully negotiate competitive rates and fees and maintain high employee utilization rates, particularly if the average size or number of our projects continues to increase.

     If we are unable to accomplish these objectives, our reputation will suffer and we may be unable to attract new clients. This may result in a decrease in our revenues and a decline in the price of our stock.

IF THE GROWTH OF COMMERCE ON THE INTERNET IS SLOWER THAN EXPECTED, THE NUMBER AND SCOPE OF OUR PROJECTS COULD DECLINE CAUSING A REDUCTION IN OUR REVENUES.

     Because Internet technologies are central to many of our capabilities, our business depends on continued growth in the use of the Internet by our clients, prospective clients and their customers and suppliers. If the number of Internet users does not increase and commerce over the Internet does not become more accepted and widespread, demand for our services may decrease causing our revenues to decline. If Internet usage grows too rapidly, the existing Internet infrastructure may not support the demands this growth will place on it. Factors which may affect Internet usage or the acceptance of electronic commerce include:

     -    actual or perceived lack of security of information;
     -    lack of access and ease of use;
     -    Internet congestion or other usage delays;
     -    inconsistent quality of service;
     -    increases in Internet access costs;
     -    increased governmental regulation;
     -    uncertainty regarding intellectual property ownership;
     -    reluctance to adopt new business methods; and
     -    the economic viability of the Internet commerce model.

FAILURE TO SUCCESSFULLY INTEGRATE AND EFFECTIVELY SOLVE THE FINANCIAL AND OTHER CHALLENGES ARISING FROM OUR ACQUISITIONS COULD REDUCE OUR PROFITABILITY.

     Since our inception, we have significantly expanded through acquisitions and expect to pursue additional acquisitions to expand our geographic presence, gain access to new technologies, obtain experienced consultants and enhance our capabilities, service offerings and client base. The timing, magnitude and success of our acquisition efforts and the related capital expenditures and commitments cannot be predicted. Acquisitions involve a number of special risks, including:

     - successful integration of the acquired businesses into our existing organization and culture without substantial expense, delays or other operational or financial costs or problems;
     -    significant diversion of management's attention;
     -    potential failure to retain key acquired personnel;
     -    unanticipated events, circumstances or legal liabilities; and
     -    potential dilution of earnings per share.

     For the foreseeable future, we will be unable to account for our acquisitions under the pooling-of-interests method of accounting. Accordingly, we will be required to account for acquisitions under the purchase method of accounting, which may result in substantial additional annual non-cash amortization charges for goodwill and other intangible assets in our statement of operations. Further, the businesses we acquire may not achieve expected results or generate anticipated revenues or earnings. If realized, any of these factors could cause a decrease in our revenues and a decline in the price of our stock.

WE MAY NOT BE ABLE TO OBTAIN THE ADDITIONAL CAPITAL NECESSARY FOR US TO CARRY OUT OUR BUSINESS STRATEGY, WHICH COULD HINDER OUR GROWTH. IN ADDITION, THE TERMS OF ANY ADDITIONAL CAPITAL MAY BE UNFAVORABLE TO US OR OUR STOCKHOLDERS.

     Implementation of our growth strategy will likely require continued access to capital. We may require additional financing in amounts that we cannot determine at this time. If our plans or assumptions change or are inaccurate, we may be required to seek capital sooner than anticipated. We may need to raise funds through public or private debt or equity financings.

     If funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders may be reduced and the holders of new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through a bank credit facility or the issuance of debt securities, the holder of this indebtedness would have rights senior to the rights of the holders of our common stock and the terms of this indebtedness could impose restrictions on our operations. If we need to raise additional funds, we may not be able to do so on terms favorable to us, or at all. If we cannot raise adequate funds on acceptable terms, we may be unable to continue to fund our operations.

IF WE FAIL TO ATTRACT, RETAIN AND TRAIN SKILLED CONSULTANTS, OUR REPUTATION WILL SUFFER AND OUR OPERATING MARGINS COULD DECLINE.

     Because our business involves the delivery of professional services and is labor-intensive, our success depends in large part upon our ability to attract, retain, motivate and train highly skilled consultants. If we fail to do so it could impair our ability to effectively manage and complete our client projects and secure future client engagements, and as a result our reputation could suffer.

     Qualified business consultants are in great demand and are likely to remain a limited resource for the foreseeable future. Because we have experienced a significant portion of our growth through the acquisition of other companies, many of our current consultants were initially hired by one of the companies we acquired. These consultants may not continue to be satisfied with our culture, benefits or the prospects for advancement within our company.

     Even if we are able to retain our current consultants and expand the number of our qualified consultants, the resources required to attract, retain, motivate and train these consultants will reduce our revenues and could adversely affect our operating margins.

NEXTERA ENTERPRISES HOLDINGS OWNS 64.2% OF OUR VOTING POWER AND CAN CONTROL MATTERS SUBMITTED TO OUR STOCKHOLDERS AND ITS INTERESTS MAY BE DIFFERENT FROM YOURS.

     Nextera Enterprises Holdings owns 8,810,000 shares of Class A Common Stock and 3,844,200 shares of Class B Common Stock, which together represent approximately 64.2% of the voting power of our outstanding common stock. The Class A Common Stock entitles its holders to one vote per share, and the Class B Common Stock entitles its holders to ten votes per share, on all matters submitted to a vote of our stockholders, including the election of the members of the Board of Directors. Accordingly, Nextera Enterprises Holdings will be able to determine the disposition of all matters submitted to a vote of our stockholders, including mergers, transactions involving a change in control and other corporate transactions and the terms thereof. In addition, Nextera Enterprises Holdings will be able to elect all of our directors, except for two directors to be elected in accordance with the terms of a stockholders agreement. This control by Nextera Enterprises Holdings could materially adversely affect the market price of the Class A Common Stock or delay or prevent a change in control of our company.

     Nextera Enterprises Holdings is indirectly controlled by Knowledge Universe, Inc. Knowledge Universe, Inc. was formed by Lawrence J. Ellison, Michael R. Milken and Lowell J. Milken to build, through a combination of internal development and acquisitions, leading companies in a broad range of areas relating to career management, technology and education and the improvement of individual and corporate performance. Knowledge Universe, Inc. may form, invest in or acquire other businesses which are involved in these and related areas, among others, which businesses may be operated under the control of Knowledge Universe, Inc. independently of us. Potential conflicts of interest between Knowledge Universe and us may arise and may not be resolved in our favor. These potential conflicts of interest include competitive business activities, indemnity arrangements, registration rights, sales or distributions by Nextera Enterprises Holdings of our Class A and Class B Common Stock and the exercise by Nextera Enterprises Holdings of its ability to control our management and affairs. This control and the potential conflicts of interest it creates could limit our future independence and harm our reputation.

     We were formed in February 1997 by entities which were under the direct or indirect control of Lawrence J. Ellison, Michael R. Milken and Lowell J. Milken. After our formation, ownership of our common stock originally held by our founding entities was transferred to Nextera Enterprises Holdings. Lawrence J. Ellison, Michael R. Milken and Lowell J. Milken may each be deemed to have the power to control Knowledge Universe, Inc. As a result, Lawrence J. Ellison, Michael R. Milken and Lowell J. Milken may each be deemed to have the power to direct the voting and disposition of, and to share beneficial ownership of, any shares of common stock owned by Nextera Enterprises Holdings. On February 24, 1998, without admitting or denying any liability, Michael R. Milken consented to the entry of a final judgment in the U.S. District Court for the Southern District of New York in Securities and Exchange Commission v. Michael R. Milken et al., which judgment was entered on February 26, 1998, restraining and enjoining Michael R. Milken from associating with any broker, dealer, investment advisor, investment company, or municipal securities dealer and from violating
Section 15(a) of the Exchange Act. Lowell J. Milken is the brother of Michael R. Milken.

OUR QUARTERLY REVENUES AND OPERATING RESULTS HAVE VARIED SIGNIFICANTLY AND, IF THEY CONTINUE TO DO SO, THE MARKET PRICE OF OUR STOCK COULD DECLINE.

     Our operating results have varied significantly from quarter to quarter and may continue to do so in the future. Our quarterly financial results could be impacted significantly by the timing, mix and number of active client projects commenced and completed during a quarter, the variations in utilization rates and average billing rates for our consultants and the accuracy of our estimates of resources required to complete our ongoing projects. Our operating expenses are based on anticipated revenue levels in the short-term, are relatively fixed, and are incurred throughout the quarter. Additionally, our products are subject to long sales cycles. As a result, if expected revenues are not realized as anticipated, our quarterly financial results could be materially harmed. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and you should not rely on them as an indication of our future performance.

POTENTIAL WRITE-OFF OF GOODWILL AND OTHER INTANGIBLE ASSETS RELATING TO PERSONNEL COULD REDUCE OUR REVENUES.

     As of December 31, 1999, our intangible assets, net of accumulated amortization, were approximately $155.8 million. Intangible assets at December 31, 1999, net of accumulated amortization, included $151.6 million of goodwill and $4.2 million for intangibles relating to personnel. Intangible assets are being amortized by us on a straight-line basis principally over 40 years for goodwill and over five years for intangibles relating to personnel. Our future acquisitions can be expected to result in additional goodwill and intangible assets.

     The amount amortized in a particular period constitutes a non-cash expense that reduces our net income. In accordance with accounting guidelines, we periodically evaluate the recoverability of goodwill when indications of possible impairment are present by reviewing the anticipated undiscounted future cash flows from operations and comparing such cash flows to the carrying value of the associated goodwill. If goodwill becomes impaired, we will be required to write down the carrying value of the goodwill and incur a related charge to our income. A write down of goodwill would result in a reduction in our net income.

WE HAVE RELIED AND MAY CONTINUE TO RELY ON A LIMITED NUMBER OF CLIENTS AND INDUSTRIES FOR A SIGNIFICANT PORTION OF OUR REVENUES AND, AS A RESULT, THE LOSS OF OR A SIGNIFICANT REDUCTION IN WORK PERFORMED FOR ANY OF THEM COULD RESULT IN REDUCED REVENUES.

     We have in the past derived, and may in the future derive, a significant portion of our net revenues from a relatively limited number of clients. To the extent that any client or industry uses less of our services or terminates its relationship with us, our revenues could decline accordingly. For example, for the year ended December 31, 1999, our ten largest clients accounted for approximately 29% of our net revenues. For the year ended December 31, 1999, our largest client accounted for approximately 6% of our net revenues. Further, clients in the financial services, insurance and information technologies, communications and entertainment industries accounted for approximately 21%, 17%, and 15%, respectively, of our net revenues for the year ended December 31, 1999.

     The volume of work we perform for a specific client is likely to vary from year to year, and a significant client in one year may not use our services in another year. Further, the failure to collect a large account receivable from any of these clients could result in significant financial exposure. In addition, any economic conditions or other factors adversely affecting any of the industries or any increase in the size or number of competitors within the industries we service could cause our revenues to decline.

POTENTIAL CONFLICTS OF INTERESTS REDUCE THE NUMBER OF BOTH POTENTIAL CLIENTS AND ENGAGEMENTS.

     We provide economic and litigation consulting services primarily in connection with significant or complex transactions, disputes or other matters that are usually adversarial or that involve sensitive client information. Our engagement by a client to provide such services frequently precludes us from accepting engagements with entities which may have interests which are adverse to the subject matter of such engagements. In addition, we may be precluded from accepting engagements due to clients' expectations of loyalty, perceived conflicts of interests or other reasons. Accordingly, the number of both potential clients and potential engagements is limited, particularly in the economic consulting and litigation services markets. Moreover, in many of the industries in which we provide economic and litigation consulting services, there has been a continuing trend toward business consolidations and strategic alliances which further reduce the number of potential clients for our services and increase the likelihood that we will be unable to continue certain ongoing engagements or accept certain new engagements as a result of conflicts of interests, which could reduce our revenues.

WE DEPEND ON OUR SENIOR CONSULTING EXECUTIVES AND OTHER KEY PERSONNEL, AND THE LOSS OF ANY THEM MAY DAMAGE CLIENT RELATIONSHIPS AND CAUSE OUR REPUTATION TO SUFFER.

     Our success is highly dependent upon the efforts, abilities, business generation capabilities and project execution skills of our senior consulting executives and other key personnel. This dependence is particularly important to our business because personal relationships are a critical element of obtaining and maintaining client engagements. The loss of the services of any of these persons for any reason could have an adverse effect on our reputation and our ability to secure and complete engagements. We may not be able to retain these persons or to attract suitable replacements or additional personnel if necessary. We generally do not maintain key person life insurance coverage for our employees.

     In addition, if any of these key employees joins a competitor or forms a competing business, some of our clients might choose to use the services of that competitor or new company. Further, in the event of the loss of any such personnel, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge, practices or procedures by these personnel. As a result, we might lose existing or potential clients.

IF WE FAIL TO MEET OUR CLIENTS' EXPECTATIONS, WE COULD DAMAGE OUR REPUTATION AND HAVE DIFFICULTY ATTRACTING NEW BUSINESS.

     Our client engagements often involve projects that are complex and critical to the operation of a client's business. Our failure or inability to meet a client's expectations in the performance of our services could result in damage to our reputation, which could adversely affect our ability to attract new business from that client or others. In addition, if we fail to perform adequately on a project, a client could refuse to pay or sue us for economic damages which could further damage our reputation or cause a reduction in revenues.

WE COULD LOSE MONEY ON OUR FIXED-PRICE OR CAPPED-FEE CONTRACTS.

     We have undertaken and expect in the future to undertake certain projects under fixed-price or capped-fee billing arrangements, which are distinguishable from our principal method of utilizing time and materials billing arrangements. To achieve profitability from fixed-price or capped-fee contracts, we must, among other things:

     -    accurately estimate the resources required to perform these contracts;
     -    complete our clients' projects on a timely basis;
     -    effectively manage our clients' expectations; and
     -    complete the projects within budget and to our clients' satisfaction.

     If we are unable to accomplish these goals, we could be exposed to cost overruns and penalties. If this occurs in connection with a large project or a sufficient number of projects, our revenues would decline.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTY RELATING TO OUR MARKETS COULD RESULT IN DECREASED DEMAND FOR OUR SERVICES, INCREASED COSTS OR OTHERWISE HARM OUR BUSINESS CAUSING A REDUCTION IN REVENUES.

     For the year ended December 31, 1999 we derived approximately 28% of our net revenues from economic and litigation consulting services related to antitrust matters, mergers and acquisitions and other securities matters. A substantial portion of these net revenues were derived from engagements relating to United States antitrust and securities laws. Changes in these laws, changes in judicial interpretations of these laws or less vigorous enforcement of these laws by the United States Department of Justice, the United States Federal Trade Commission or federal agencies as a result of changes in philosophy, political decisions, priorities or other reasons could materially reduce the magnitude, scope, number or duration of engagements available to us in these areas.

     In addition, adverse changes in general economic conditions or conditions influencing merger and acquisition activity could have an adverse impact on engagements in which we assist clients in connection with these types of transactions. Any reductions in the number of our securities, antitrust and mergers and acquisitions consulting engagements could cause a reduction in our revenues.

IF A LARGE CLIENT PROJECT OR A SIGNIFICANT NUMBER OF OTHER CLIENT PROJECTS ARE TERMINATED OR REDUCED, WE MAY HAVE A LARGE NUMBER OF EMPLOYEES WHO ARE NOT GENERATING REVENUE.

     Our clients engage us on a project-by-project basis, often without a written contract, and a client can generally terminate an engagement with little or no notice to us and without penalty. When a client defers, modifies or cancels a project, we must be able to rapidly deploy our consultants to other projects in order to minimize the underutilization of our employees. In addition, our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of projects in progress. Thus, any termination, significant reduction or modification of our business relationships with any of our significant clients or with a number of smaller clients would have an adverse impact on our ability to generate revenue. As a result, we believe that the number of our clients or the number and size of our existing projects may not be reliable indicators or measures of future net revenues.

WE MAY NOT SUCCESSFULLY COMPETE WITH OUR COMPETITORS, WHICH COULD RESULT IN REDUCED MARGINS.

     We compete in markets that are new, intensely competitive and rapidly changing. We believe that the principal competitive factors in the consulting services and e-business industries are reputation, industry expertise, analytical ability and price. We also believe that our ability to compete depends in part on a number of factors outside of our control, including the ability of our competitors to hire, retain and compensate consultants, offer lower-priced services, respond to client requirements and develop advanced services or technology.

     Our primary competitors include participants from a variety of market segments, including:

     -    general management consulting companies;
     - boutique management consulting firms that provide specialized services or focus on certain industries;
     -    "Big Five" and other accounting firms;
     -    economic consulting firms;
     -    technical and economic advisory firms;
     -    individual academics;
     -    systems consulting and implementation firms;
     -    application software firms;
     -    service groups of computer equipment companies;
     -    outsourcing companies; and
     -    systems integration companies.

     Many of our current and potential competitors have advantages over us. These advantages include longer operating histories, larger client bases, greater name recognition and significantly greater financial, technical and marketing resources. We have faced, and expect to continue to face, additional competition from new entrants into our markets and from our clients' internal resources. In addition, we face intense competition in our efforts to recruit and retain qualified consultants. Each of these competitive factors may limit our ability to increase prices or fees commensurate with increases in labor costs which could result in reduced margins. We cannot assure that we will be able to compete successfully with existing or new competitors.

OUR INTERNATIONAL EXPANSION COULD RESULT IN FINANCIAL LOSSES DUE TO CHANGES IN FOREIGN ECONOMIC CONDITIONS AS WELL AS FLUCTUATIONS IN CURRENCY AND EXCHANGE RATES.

     We have engaged in projects in Canada and the United Kingdom and one of the components of our growth strategy is to expand our international presence and seek additional business outside the United States. For example, including export sales, we derived approximately 11% of our net revenues from clients outside of the United States for the year ended December 31, 1999.

     Our international business operations are and will be subject to a number of risks, including:

     - unexpected changes in regulatory requirements, taxes, trade laws and tariffs;

     - political and economic instability and fluctuations in foreign currency exchange rates;
     - increased expenses associated with establishing foreign operations and complying with differing labor regulations; and
     -    reduced intellectual property rights and protections.

     There can be no assurance that these factors will not adversely affect our financial condition.

IF WE FAIL TO KEEP PACE WITH CHANGING TECHNOLOGIES, WE MAY LOSE CLIENTS.

     Our markets are characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. These changes could render our existing service practices and methods out-of-date. Our success will depend, in part, on our ability to:

     -    improve on the performance and reliability of existing services;
     - develop new services and solutions that address the increasingly sophisticated and varied needs of our clients;
     -    respond to technological advances; and
     -    respond to emerging industry standards and practices.

     If we do not respond adequately to address these developments, our clients may turn to our competition for their consulting and e-business needs.

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY DELAY OR PREVENT AN ACQUISITION OF US, WHICH COULD DECREASE THE VALUE OF OUR COMMON STOCK

     Provisions of our certificate of incorporation and bylaws and provisions of Delaware law could delay, defer or prevent an acquisition or change of control of us or otherwise decrease the price of our common stock. These provisions include:

     - authorizing our board of directors to issue additional preferred stock;
     -    prohibiting cumulative voting in the election of directors;
     -    limiting the persons who may call special meetings of stockholders;
     -    prohibiting stockholder actions by written consent; and
     - establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

WE MAY NOT BE ABLE TO PROTECT OUR CONFIDENTIAL INFORMATION AND INTELLECTUAL PROPERTY RIGHTS.

     Our success is dependent in part upon certain methodologies and other proprietary intellectual property rights. We rely upon a combination of nondisclosure, confidentiality (including confidentiality agreements with employees), license, employment and client agreements, and trade secret, copyright and trademark laws to protect our proprietary rights and the proprietary rights of third parties from whom we license intellectual property. However, the steps we have taken to protect our intellectual property rights may be inadequate to deter misappropriation of our proprietary information, prevent our competitors from developing similar or functionally equivalent methodologies or detect unauthorized use of our proprietary information so that we can take appropriate steps to enforce our rights. Furthermore, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries, and foreign copyright and trade secret laws may be inadequate to protect our intellectual property rights.

     In addition, we are subject to risk of claims alleging infringement of third-party intellectual property rights. Any such claims could require us to spend significant sums in litigation, damages, developing non-infringing intellectual property or acquiring licenses to the intellectual property that is the subject of the asserted infringement, any of which could reduce our revenues or increase our expenses.

YEAR 2000 PROBLEMS COULD DISRUPT OUR BUSINESS.

     Although the date is now past January 1, 2000 and we have not experienced immediate adverse impact from the transition to the Year 2000, we do not know whether we, our customers or our vendors have been affected in a manner that is not yet apparent. We will continue to monitor our Year 2000 compliance and the Year 2000 compliance of our customers and vendors. Due to the general uncertainty inherent in the Year 2000 problem, especially the uncertainty regarding the Year 2000 compliance of our customers and vendors, we are unable to determine at this time whether the Year 2000 problem will have a material adverse effect on our business, results of operations and financial condition.

     To date we have spent immaterial amounts to comply with accounting and statutory requirements regarding the Year 2000. We believe that we will spend minimal additional amounts for Year 2000 issues in the foreseeable future. These assessments have not been independently verified. If we discover Year 2000 errors or defects in our internal systems, we may have to spend substantial amounts in making repairs.

OUR STOCK PRICE MAY BE VOLATILE AND YOU COULD LOSE ALL OR PART OF YOUR
INVESTMENT.

     We expect that the market price of our common stock will be volatile. We are involved in a highly competitive, rapidly changing industry and stock prices in our and similar industries have risen and fallen in response to a variety of factors, including:

     -    quarter-to-quarter variations in operating results;
     - entering into, or failing to enter into or renew, a material contract or order;
     - acquisitions of, or strategic alliances among, companies within our industry;
     - changes in recommendations by securities analysts regarding the results or prospects of e-commerce and consulting service providers; and
     - changes in investor perceptions of the acceptance or profitability of consulting and e-commerce services.

     The market price for our common stock may also be affected by our ability to meet investors' or securities analysts' expectations. Any failure to meet these expectations, even slightly, may result in a material decline in the market price of our common stock. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management's attention and resources.

ITEM 2. PROPERTIES

     Our corporate headquarters is located in Lexington, Massachusetts in a leased facility consisting of approximately 6,900 square feet, under a four-year lease that expires in 2002. We also occupy leased office space in Los Angeles, California; San Francisco, California; Chicago, Illinois; Lexington, Massachusetts; Princeton, New Jersey; New York, New York; Rochester, New York; Raleigh, North Carolina; Dallas, Texas; Toronto, Canada; London, England; and Sydney, Australia. We believe that our existing facilities are adequate to meet our current requirements and that suitable space will be available as needed on terms acceptable to us.

ITEM 3. LEGAL PROCEEDINGS

     From time to time we are involved in legal proceedings, claims and litigation arising in the ordinary course of business, the outcome of which, in the opinion of management, would not have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the quarter ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Class A Common Stock, $0.001 par value per share, has traded on the Nasdaq National Market under the symbol "NXRA" since May 18, 1999. The following table sets forth the high and low sale prices for our Common Stock as reported by the Nasdaq National Market for the periods indicated.

                           PERIOD                                            HIGH               LOW
                           ------                                            ----               ---

                           First Quarter...............................           NA                NA
                           Second Quarter..............................   $  10 1/4         $   6 5/16
                           Third Quarter...............................   $   9 1/16        $   3 9/16
                           Fourth Quarter..............................   $  13 3/16        $   3 1/2

     As of March 28, 2000 there were 30,683,808 shares of Class A Common Stock outstanding held by approximately 205 holders of record.

     We have never paid or declared any cash dividends on our Common Stock and do not intend to pay dividends on our Common Stock in the foreseeable future. We intend to retain any earnings for use in the operation and expansion of our business. The payment of cash dividends by us is restricted by our senior credit facility that contains restrictions prohibiting us from paying any cash dividends without the bank's prior approval.

ITEM 6. SELECTED FINANCIAL DATA

SEQUENTIAL QUARTERLY TRENDS AND RESULTS OF OPERATIONS

     The following table sets forth our results of operations for the periods indicated. This information for the indicated quarterly periods has been prepared on the same basis as our annual Consolidated Financial Statements and, in the opinion of our management, reflect all adjustments (consisting only of normal and recurring adjustments and adjustments related to our equity recapitalization) necessary for the fair presentation of the information for the periods presented.

     When you read this summary, it is important that you read along with it the historical financial statements and related notes in our annual and quarterly reports filed with the Securities and Exchange Commission, as well as the section of our annual and quarterly reports titled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                     FOR THE THREE MONTHS ENDED
                             --------------------------------------------------------------------------------------------------
                               DECEMBER 31,  SEPTEMBER 30,   JUNE 30,      MARCH 31,   DECEMBER 31,  SEPTEMBER 30,   JUNE 30,
                                   1999          1999          1999          1999          1998          1998          1998

                                                                           (IN THOUSANDS)

Net revenues ...............     $ 43,197      $ 40,094      $ 36,519      $ 36,145      $ 28,009      $ 17,486      $ 13,909
Cost of revenues ...........       24,098        22,755        20,470        20,512        17,406        12,641         9,315
                                 --------      --------      --------      --------      --------      --------      --------
  Gross profit .............       19,099        17,339        16,049        15,633        10,603         4,845         4,594
Selling, general and
  Administrative expenses ..       12,696        11,531        10,594        10,154         8,528         7,279         4,410
Amortization expense .......        1,290         1,243         1,156         1,034           688           466           344
Special charges ............        1,316            --         1,705         4,384         7,002           967            --
                                 --------      --------      --------      --------      --------      --------      --------
Income (loss) from
  Operations ...............        3,797         4,565         2,594            61        (5,615)       (3,867)         (160)
Interest income (expense),
  Net ......................       (1,240)       (1,222)       (2,591)       (3,783)       (2,404)       (1,648)       (1,104)
                                 --------      --------      --------      --------      --------      --------      --------

Income (loss) before
  Income taxes .............        2,557         3,343             3        (3,722)       (8,019)       (5,515)       (1,264)
Provision (benefit) for
  Income taxes .............         (886)           --             2            --            43            --            75
                                 --------      --------      --------      --------      --------      --------      --------
Net income (loss) ..........     $  3,443      $  3,343      $      1      $ (3,722)     $ (8,062)     $ (5,515)     $ (1,339)
                                 ========      ========      ========      ========      ========      ========      ========


                                 ----------------------------------------------------
                                 MARCH 31,   DECEMBER 31,  SEPTEMBER 30,   JUNE 30,
                                   1998          1997          1997         1997(1)

Net revenues ...............     $  8,186      $  4,959      $  3,039      $     --
Cost of revenues ...........        5,623         2,867         1,851            --
                                 --------      --------      --------      --------
  Gross profit .............        2,563         2,092         1,188            --
Selling, general and
  Administrative expenses ..        2,886         2,471         1,848           987
Amortization expense .......          224           154           101            --
Special charges ............           --            --            --            --
                                 --------      --------      --------      --------
Income (loss) from
  Operations ...............         (547)         (533)         (761)         (987)
Interest income (expense),
  Net ......................       (1,567)          (43)            8             3
                                 --------      --------      --------      --------

Income (loss) before
  Income taxes .............       (2,114)         (576)         (753)         (984)
Provision (benefit) for
  Income taxes .............          125           422           280            --
                                 --------      --------      --------      --------
Net income (loss) ..........     $ (2,239)     $   (998)     $ (1,033)     $   (984)
                                 ========      ========      ========      ========

-------------------------
(1) During the period from February 26, 1997 (date of inception) through March 31, 1997, we incurred expenses of $34,000 which are included in the three months ended June 30, 1997.

     The following table sets forth the percentage relationship to net revenues of our results of operations for the periods indicated. This information for the quarterly periods indicated has been prepared on the same basis as the Consolidated Financial Statements and, in the opinion of our management, reflect all adjustments (consisting only of normal and recurring adjustments and adjustments related to our equity recapitalization) necessary for the fair presentation of the information for the periods presented.

     When you read this summary, it is important that you read along with it the historical financial statements and related notes in our annual and quarterly reports filed with the Securities and Exchange Commission, as well as the section of our annual and quarterly reports titled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                   FOR THE THREE MONTHS ENDED
                             --------------------------------------------------------------------------------------------------
                                DECEMBER 31,  SEPTEMBER 30,   JUNE 30,      MARCH 31,   DECEMBER 31,  SEPTEMBER 30,   JUNE 30,
                                    1999          1999          1999          1999          1998          1998          1998

Net revenues ...............         100%          100%          100%          100%          100%          100%          100%
Cost of revenues ...........          56            57            56            57            62            72            67
                                    ----          ----          ----          ----          ----          ----          ----
  Gross profit .............          44            43            44            43            38            28            33
Selling, general and
  Administrative expenses ..          29            29            29            28            30            42            32
Amortization expense .......           3             3             3             3             2             3             2
Special charges ............           3            --             5            12            25             6            --
                                    ----          ----          ----          ----          ----          ----          ----
Income (loss) from
  Operations ...............           9            11             7            --           (20)          (22)           (1)
Interest income (expense),
  Net ......................          (3)           (3)           (7)          (10)           (9)           (9)           (8)
                                                  ----          ----          ----          ----          ----          ----

Income (loss) before
  Income taxes .............           6             8            --           (10)          (29)          (32)           (9)
Provision (benefit) for
  Income taxes .............          (2)           --            --            --            --            --             1
                                    ----          ----          ----          ----          ----          ----          ----


Net income (loss) ..........           8%            8%            0%          (10)%         (29)%         (32)%         (10)%
                                    ====          ====          ====          ====          ====          ====          ====


                                  -------------------------------------------------
                                  MARCH 31,   DECEMBER 31,  SEPTEMBER 30,  JUNE 30,
                                    1998          1997          1997         1997

Net revenues ...............         100%          100%          100%         --
Cost of revenues ...........          69            58            61          --
                                    ----          ----          ----        ----
  Gross profit .............          31            42            39          --
Selling, general and
  Administrative expenses ..          35            50            61
Amortization expense .......           3             3             3
Special charges ............          --            --            --          --
                                    ----          ----          ----        ----
Income (loss) from
  Operations ...............          (7)          (11)          (25)
Interest income (expense),
  Net ......................         (19)           (1)            0
                                    ----          ----          ----

Income (loss) before
  Income taxes .............         (26)          (12)          (25)
Provision (benefit) for
  Income taxes .............           1             8             9          --
                                    ----          ----          ----        ----


Net income (loss) ..........         (27)%         (20)%         (34)%        --
                                    ====          ====          ====        ====


     SELECTED FINANCIAL BALANCE SHEET DATA

          The following selected financial balance sheet data as of December 31, 1999, 1998 and 1997 have been derived from our financial statements. The data should be read in conjunction with our financial statements and the notes thereto, included elsewhere in this report.

                                                                                 AS OF DECEMBER 31,
                                                                                 ------------------
                                                                    1999                 1998                1997
                                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents...................................   $   7,011            $    1,496          $     554
  Working capital (deficit)...................................      33,035               (62,399)              (335)
  Total assets................................................     226,762               176,691             22,655
  Total short-term debt and capital lease obligations.........         938                82,487              1,833
  Total long-term debt and capital lease obligations..........      56,798                55,749                969
  Total stockholders' equity..................................     146,057                14,852             16,732

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

     Nextera Enterprises, Inc. ("We" or the "Company") is a provider of consulting services and integrated Internet solutions. Our end-to-end professional service offerings encompass business and digital strategy, customer relationship management, economic analysis, organizational and process design, and internet technology consulting to both innovative Fortune 500 as well as emerging companies. We assist clients in achieving enhanced business performance or building new businesses by anticipating and addressing their complex needs by offering among the broadest base of skills in the industry. We help organizations redefine the way in which existing work is conducted or new businesses and markets are entered. We do this by utilizing our unique econometric modeling tools and leveraging our knowledge of vertical markets.

     Our practice portfolio includes:

     - Strategy and Research Services. This practice provides economic analyses of business conditions, pricing models, relevant business frameworks, business practices and litigation support. Through this practice we assist senior management in proactively developing electronic business strategies and implementing business plans.

     - Human Capital Services. This practice assists clients in implementing organizational and strategic changes through all levels of an organization. In addition, this practice also helps organizations solve complex operational issues through major business transformation programs, redesigned business processes and best practices adaptation.

     - Interactive Technology Consulting Services. This practice applies emerging web-based technologies ranging from business and technical architecture, to creative consulting to applications development, implementation and hosting. Our breadth of expertise enables us to deliver services from across each of our service offerings on a stand alone or combined basis and offers our clients creative Internet solutions.


     We provide our services across a broad spectrum of industries, including communications, consumer products, diversified services, energy, entertainment, financial services, government, health care, insurance, manufacturing, media, retail and technology. We generate net revenues by providing business and information technology consulting services primarily under time and materials, fixed-price or capped-fee billing arrangements. Under time and materials billing arrangements, revenues are recognized as the services are performed. Revenues on fixed-price and capped-fee contracts are recognized using the percentage of completion method of accounting and are adjusted monthly for the cumulative impact of any revision in estimates. We determine the percentage of completion of our contracts by comparing costs incurred to date to total estimated costs. Contract costs include all direct labor and expenses related to performance of the contract. We believe that the majority of our work will continue to be performed under time and materials billing arrangements. Net revenues exclude reimbursable expenses charged to clients. We typically bill on a monthly basis to monitor client satisfaction and manage our outstanding accounts receivable balances. Substantially all of our net revenues are derived from clients located in the United States and Canada.

     Gross profit is derived from net revenues less the cost of revenues, which includes salaries, bonuses and benefits paid to consultants. Our financial performance is primarily based upon billing margin (billable daily rate less the consultant's daily cost) and personnel utilization rates (billable days divided by paid days). We monitor our engagements to manage billing and utilization rates. We derive a substantial majority of our net revenues from engagements billed on a time and materials basis. We are generally able to pass increases in our cost of revenues along to our clients to the extent that we bill engagements on a time and materials basis. We generally are unable to pass along increases in our cost of revenues with respect to engagements billed on a fixed-price or capped-fee basis. Generally, clients are billed for expenses incurred by us on the clients' behalf. In addition, we closely monitor and attempt to control expenses that are not passed through to our clients. Incentive compensation expenses paid to consultants have a large variable component relating to net revenues and profit and, therefore, vary based upon our ability to achieve our operating objectives.

     Selling, general and administrative expenses consist of salaries and benefits of certain senior management and other administrative personnel and training, marketing and promotional costs. These expenses are associated with our development of new business and with our management, finance, recruiting, marketing and administrative activities. Incentive compensation expenses for certain senior management also have a significant variable component relating to net revenues and profit and, therefore, vary based upon our ability to achieve our operating objectives.

     Through December 31, 1998, we and certain of our subsidiaries were treated as partnerships for federal and state income tax purposes and all items of income, expense and tax credit were passed through to our respective equity holders. Nextera Business Performance Solutions Group, Inc. (formerly named Symmetrix, Inc.) and Pyramid Imaging, Inc., two of our wholly-owned subsidiaries, were subject to federal and state income taxes for periods ended prior to January 1, 1999. Our provision for income taxes for periods ended through December 31, 1998 reflect the accrued tax liabilities of these two subsidiaries and certain items of income and loss from the ownership of Lexecon Inc. Effective December 31, 1998, we changed to corporate form and became subject to federal and state income taxes applicable to "C" corporations. Our tax provisions, both historically and for periods ending after December 31, 1998, did and are expected to vary from the federal statutory rate of 34% predominately due to nondeductible goodwill amortization, utilization of post-acquisition net operating losses, state and local taxes and nondeductible meal expenses.

     In 1999, we formed a new wholly-owned subsidiary, NetNext, Inc., to make investments in companies that we believe possess superior Internet business models. In 1999, we made investments in:

     - Hoover's Online- an Internet site delivering a full spectrum of business news and information;
     - Oncology.com- a daily news network providing coverage of cancer research, treatment developments and patient care needs;
     -    Taste for Living - an on-line health and wellness company;
     - MeansBuiness- a business-to-business knowledge management company that uses a proprietary search engine to provide key extracts and summaries from business and other non-fiction books, periodicals and research reports; and
     - Advanced Online- an Internet supplier of training for compliance with government environmental, health and safety regulations.

ACQUISITIONS

     We were founded in February 1997 and have focused on building our portfolio of practice areas primarily through selective acquisitions and, to a lesser extent through December 31, 1998, internal growth. The Company has pursued an acquisition strategy that has resulted in the acquisitions detailed below. Our results of operations have been, and will continue to be, affected by substantial annual non-cash amortization charges for goodwill as a result of these acquisitions being accounted for under the purchase method of accounting. For the foreseeable future, we will be unable to account for future acquisitions under the pooling-of-interests method of accounting because, among other reasons, we are a controlled subsidiary. Accordingly, our historical Consolidated Financial

Statements include operating results of the acquired companies only from the effective date of each respective acquisition. Intangible assets are being amortized by us on a straight-line basis over 5 years for intangibles relating to personnel and principally over 40 years for all other intangibles, including goodwill. We periodically evaluate whether recent events and circumstances have occurred that indicate the acquired goodwill may warrant revision.

1999 ACQUISITIONS

     Effective September 30, 1999, the Company, through Sibson AP, LLC, a newly formed acquisition subsidiary of the Company, acquired substantially all of the assets of SCCAP Pty Limited ("SCCAP"), an Australian human resources consulting firm, for $1.7 million in cash.

     Effective June 1, 1999, the Company acquired substantially all of the assets and certain liabilities of The Economics Resource Group, Inc. ("ERG"), a Massachusetts-based consulting firm that provides economic and strategic services primarily to energy and other regulated industries. ERG was acquired for $9.6 million of cash and a $2.4 million promissory note payable January 1, 2001, subject to post-closing adjustments based upon certain financial performance criteria for ERG.

     Effective May 18, 1999, the Company acquired NeoEnterprises, Inc. ("NeoEnterprises"), a Connecticut-based electronic commerce, or "e-commerce," consulting and development company. NeoEnterprises was acquired for 170,000 shares of Class A Common Stock and was merged into Neonext LLC ("Neonext"), a newly-formed acquisition subsidiary of the Company, as a part of the acquisition.

     Effective January 29, 1999, the Company acquired the stock of The Alexander Corporation Limited ("Alexander"), a United Kingdom-based human resources consulting firm. Alexander was acquired for (pound)360,000 (approximately $590,000) and 150,000 shares of Class A Common Stock, including the payment of (pound)60,000 (approximately $100,000) in final satisfaction of amounts payable under an earnout arrangement.

1998 ACQUISITIONS

     Effective December 31, 1998, the Company acquired Lexecon Inc. ("Lexecon"), an Illinois-based economic consulting firm. Lexecon was acquired for $31.1 million in cash and 4,266,240 shares of Class A Common Stock, including 1,450,240 shares of Class A Common Stock which were determined based upon the price per share in the initial public offering of the Company's Class A common stock.

     Effective August 31, 1998, Nextera acquired substantially all the assets and assumed certain liabilities of Sibson & Company, L.P. and acquired Sibson Canada, Inc., (collectively "Sibson") human resources consulting firms based in New Jersey and Toronto, Canada, respectively. Sibson was acquired for $37.4 million in cash, 2,613,087 shares of Class A Common Stock and 197,813 exchangeable shares of Sibson Canada Co., a newly formed wholly-owned subsidiary of Nextera, that may be converted at the option of the holders into 197,813 shares of Class A Common Stock.

     Effective March 31, 1998, Nextera acquired substantially all of the assets and assumed certain liabilities of The Planning Technologies Group, Inc. ("PTG"), a Massachusetts-based strategy and management consulting firm. PTG was acquired for $6.7 million in cash and 214,000 shares of Class A Common Stock.

     Effective March 31, 1998, Nextera acquired Pyramid Imaging, Inc. ("Pyramid"), a California-based consulting and technology firm. Pyramid was acquired for $10.0 million in cash and 640,000 shares of Class A Common Stock, including $0.8 million in cash and 53,333 shares of Class A Common Stock issued during 1999 as a result of the achievement of certain revenue and pretax earnings targets related to the performance of Pyramid during the twelve months ended March 31, 1999.

     Effective January 5, 1998, Nextera acquired substantially all of the assets and assumed certain liabilities of SiGMA Consulting, LLC ("SiGMA"), a New York-based management consulting firm. SiGMA was acquired for $10.0 million in cash and 669,000 shares of Class A Common Stock. Effective December 31, 1998, the Company transferred all of the membership interests of SiGMA to Nextera Business Performance Solutions Group, Inc. ("Nextera Business Performance Solutions Group").

1997 ACQUISITION

     Effective July 30, 1997, Nextera acquired Symmetrix, Inc. ("Symmetrix"), a management consulting and information technology consulting company, for approximately $15.5 million in cash. Symmetrix was subsequently renamed Nextera Business Performance Solutions Group.

RESULTS OF OPERATIONS

     In light of the number and significance of acquisitions completed since January 1, 1998, management has presented a comparison of the sequential quarterly results of operations for the periods enumerated below because it believes that such comparisons are the most meaningful presentation of the Company's financial results. All acquisitions completed by Nextera have been accounted for under the purchase method of accounting. Accordingly, the Consolidated Financial Statements of the Company include operating results of the acquired companies only from the effective date of each respective acquisition.

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1999 AND THREE MONTHS ENDED SEPTEMBER 30, 1999

     Net Revenues. Net revenues increased 7.7% to $43.2 million for the three months ended December 31, 1999 from $40.1 million for the three months ended September 30, 1999. This increase was primarily attributable to an increase in human capital revenues, due in part to the inclusion of revenues relating to the acquisition of the assets of SCCAP effective September 30, 1999, and to an increase in e-commerce and e-business revenues.

     Gross Profit. Gross profit increased 10.1% to $19.1 million for the three months ended December 31, 1999 from $17.3 million for the three months ended September 30, 1999. Gross margin as a percentage of sales increased to 44.2% for the three months ended December 31, 1999 from 43.2% for the three months ended September 30, 1999. The increase in gross margin was due primarily to improved chargeability of our consultants in the quarter.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 10.1% to $12.7 million for the three months ended December 31, 1999 from $11.5 million for the three months ended September 30, 1999. As a percentage of revenues, such expenses increased slightly to 29.4% for the three months ended December 31, 1999 from 28.8% for the three months ended September 30, 1999.

     Interest Expense, Net. Interest expense, net increased to $1.3 million for the three months ended December 31, 1999 from $1.2 million for the three months ended September 30, 1999 due principally to incremental borrowings incurred in connection with the acquisition of the assets of SCCAP effective September 30, 1999.

     Special Charges. During the three months ended December 31, 1999, in connection with a change in senior management, the Company implemented a plan to reduce its administrative staff, resulting in severance costs of approximately $1.3 million.

     Income tax benefit. The Company recorded an income tax benefit of $0.9 million for the three months ended December 31, 1999 primarily as a result of the reversal of reserves previously established for certain deferred tax assets. In the fourth quarter, Management determined that the recovery of these assets is more likely than not, principally as a result of the Company's achievement of pretax profitability in the fourth quarter of 1999. This benefit was partially offset by the unfavorable impact of nondeductible goodwill amortization.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 AND THREE MONTHS ENDED JUNE 30, 1999

     Net Revenues. Net revenues increased 9.8% to $40.1 million for the three months ended September 30, 1999 from $36.5 million for the three months ended June 30, 1999. This increase was primarily attributable to an increase in e-commerce and e-business revenues and to the inclusion of revenues generated by ERG, which was acquired effective June 1, 1999, offset in part by a reduction in revenues related to enterprise resource planning ("ERP") services performed during the quarter.

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

     Special Charges. The Company recorded a non-cash compensation expense of $1.7 million in the three months ended June 30, 1999, which represented the difference between the fair value of fully-vested options granted to certain non-stockholder employees of Lexecon on the date of grant of $10.00 per share, and the $1.50 exercise price of the options.

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

     Special Charges. The Company granted to certain non-stockholder employees of Lexecon fully-vested options to purchase 197,760 shares of Class A Common Stock at an exercise price of $1.50 per share effective as of May 1999. The Company recorded an expense of $1.7 million in the three months ended June 30, 1999, which represented the difference between the fair value of the options on the date of grant of $10.00 per share, and the exercise price of the options.

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

     Gross Profit. Gross profit increased 47.4% to $15.6 million for the three months ended March 31, 1999 from $10.6 million for the three months ended December 31, 1998. Gross margin as a percentage of sales increased to 43.3% for the three months ended March 31, 1999 from 37.9% for the three months ended December 31, 1998. The increase in gross profit and gross margin was due primarily to the acquisition of Lexecon.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 19.1% to $10.2 million for the three months ended March 31, 1999 from $8.5 million for the three months ended December 31, 1998. As a percentage of revenues, such expenses decreased to 28.1% for the three months ended March 31, 1999 from 30.4% for the three months ended December 31, 1998. The dollar increase was due primarily to the inclusion of the acquisition of Lexecon for the three months ended March 31, 1999, offset in part by the inclusion in the three months ended December 31, 1998 of $0.4 million of a supplemental management fee charged by Knowledge Universe, Inc. ("Knowledge Universe").

     Interest Expense, Net. Interest expense, net increased to $3.8 million for the three months ended March 31, 1999 from $2.4 million for the three months ended December 31, 1998. This increase was due primarily to borrowings incurred to fund the acquisition of Lexecon.

     Special Charges. During the three months ended December 31, 1998 the Company recorded restructuring costs of $0.3 million related to severance obligations incurred in connection with the combination of two of the Company's operating subsidiaries, Symmetrix and SiGMA, into Nextera Business Performance Solutions Group.

     The Company granted to certain non-employee consultants of Lexecon options to purchase 445,245 shares of Class A Common Stock at an exercise price of $14.00 per share in March 1999. Such options were fully-vested upon grant. The Company recorded a non-cash compensation charge of $4.4 million in the three months ended March 31, 1999, which represented the estimated fair value of the options calculated using the Black-Scholes model.

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1998 AND THREE MONTHS ENDED SEPTEMBER 30, 1998

     Net Revenues. Net revenues increased 60.2% to $28.0 million for the three months ended December 31, 1998 from $17.5 million for the three months ended September 30, 1998. This increase was due primarily to the inclusion of Sibson's net revenues for the three months ended December 31, 1998 as compared to only one month of such net revenues in the three months ended September 30, 1998. The increase in revenues was also attributable to a $0.6 million reduction in revenues resulting principally from a reduction in the estimated percentage of completion of a fixed-price contract during the three months ended September 30, 1998. No such reduction was reflected in the three months ended December 31, 1998.

     Gross Profit. Gross profit increased 118.8% to $10.6 million for the three months ended December 31, 1998 from $4.8 million for the three months ended September 30, 1998. Gross margin increased to 37.9% for the three months ended December 31, 1998 from 27.7% for the three months ended September 30, 1998. The increase in gross profit and gross margin was due primarily to the acquisition of Sibson. Gross profit and gross margin also increased due, to a lesser extent, to a reduction reflected during the three months ended September 30, 1998 in the estimated percentage of completion of a fixed-price contract.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 17.2% to $8.5 million for the three months ended December 31, 1998 from $7.3 million for the three months ended September 30, 1998. As a percentage of net revenues, such expenses decreased to 30.5% for the three months ended December 31, 1998 from 41.6% for the three months ended September 30, 1998. The dollar increase was due primarily to the inclusion of Sibson for the entire three months ended December 31, 1998 and the inclusion in the three months ended December 31, 1998 of $0.4 million of a supplemental management fee charge by Knowledge Universe, offset in part by the inclusion during the three months ended September 30, 1998 of $1.1 million of a supplemental management fee charged by Knowledge Universe for 1998, and the inclusion of $0.3 million of compensation expense related to the purchase of Common Stock by certain of the Company's executive officers.

     Interest Expense, Net. Interest expense, net increased 45.9% to $2.4 million for the three months ended December 31, 1998 from $1.6 million for the three months ended September 30, 1998. This increase was due primarily to the borrowings to fund the acquisition of Sibson on August 31, 1998.

     Special Charges. During the three months ended December 31, 1998 and September 30, 1998, the Company recorded restructuring costs of $0.3 million and $1.0 million, respectively, related to the approval by the Board of Directors of a plan to combine two of the Company's operating subsidiaries, Symmetrix and SiGMA, into a single operating unit, renamed Nextera Business Performance Solutions Group. In connection with such plan, specific individuals were identified for termination along with the severance benefits to be offered. In addition, certain leased space was to be vacated. The restructuring charge recorded during the three months ended December 31, 1998 consisted of severance and termination costs related to individuals who were not informed of their severance until after September 30, 1998. The restructuring charges recorded during the three months ended September 30, 1998 consisted principally of $0.3 million for severance payments and termination costs related to individuals whose severance arrangements were known as of September 30, 1998 and $0.6 million for leased office space to be vacated, net of estimated sub-lease income.

     On December 31, 1998, the Company entered into agreements with certain non-stockholder key executives of Lexecon under which payments totaling $4.2 million in cash were made and fully-vested options (the "Vested Options") to purchase 384,000 shares of Class A Common Stock at an exercise price of $1.50 per share were granted. In addition, the Company reserved for issuance to these key executives options to purchase Class A Common Stock at an exercise price of $1.50 per share (the "Reserved Options"). Based upon the price per share of the Class A Common Stock in the initial public offering, 197,760 shares of Class A Common Stock will be subject to the Reserved Options. The Company recorded $6.6 million in the three months ended December 31, 1998, which represented the cash paid plus the difference between the fair market value of the Class A Common Stock on the date of grant of $7.65 per share, and the exercise price of the Vested Options.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 AND THREE MONTHS ENDED JUNE 30, 1998

     Net Revenues. Net revenues increased 25.7% to $17.5 million for the three months ended September 30, 1998 from $13.9 million for the three months ended June 30, 1998. This increase was due primarily to the net revenues generated by Sibson which was acquired effective August 31, 1998, partially offset by a $0.6 million reduction in revenues resulting principally from a reduction in the estimated percentage completion of an ongoing fixed-price contract.

     Gross Profit. Gross profit increased 5.5% to $4.8 million for the three months ended September 30, 1998 from $4.6 million for the three months ended June 30, 1998. Gross margin decreased to 27.7% for the three months ended September 30, 1998 from 33.0% for the three months ended June 30, 1998. The increase in gross profit was due primarily to the acquisition of Sibson. The decrease in gross margin was primarily attributable to a reduction in the estimated percentage completion of a fixed-price contract.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 65.1% to $7.3 million for the three months ended September 30, 1998 from $4.4 million for the three months ended June 30, 1998. As a percentage of net revenues, such expenses increased to 41.6% for the three months ended September 30, 1998 from 31.7% for the three months ended June 30, 1998. The dollar increase was due primarily to the increase in the number of employees attributable to the acquisition of Sibson and the inclusion in the three months ended September 30, 1998 of $1.1 million of the $1.5 million supplemental management fee charged by Knowledge Universe for 1998 and approximately $0.3 million of compensation expense related to the purchase of Common Stock by certain of the Company's executive officers during the three months ended September 30, 1998, as well as additional hirings. Excluding the foregoing $1.1 million supplemental management fee and $0.3 million compensation expense, selling, general and administrative expenses for the three months ended September 30, 1998 were $5.8 million, or 33% of net revenues.

     Interest Expense, Net. Interest expense, net increased 49.3% to $1.6 million for the three months ended September 30, 1998 from $1.1 million for the three months ended June 30, 1998. This increase was due primarily to borrowings under the bridge loan used to finance the acquisition of Sibson.

     Special Charges. During the three months ended September 30, 1998, the Company recorded restructuring costs of $1.0 million related to Nextera Business Performance Solutions Group. These restructuring costs consisted principally of $0.3 million for severance payments and termination costs and $0.6 million for vacated leased office space, net of estimated sub-lease income.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 AND THREE MONTHS ENDED MARCH 31, 1998

     Net Revenues. Net revenues increased 69.9% to $13.9 million for the three months ended June 30, 1998 from $8.2 million for the three months ended March 31, 1998. This increase was due predominately to the net revenues generated by PTG and Pyramid, which were acquired effective March 31, 1998, and to a lesser extent from higher utilization rates and greater business levels at Symmetrix. No net revenues from PTG or Pyramid were recorded by Nextera in the three months ended March 31, 1998.

     Gross Profit. Gross profit increased 79.2% to $4.6 million for the three months ended June 30, 1998 from $2.6 million for the three months ended March 31, 1998. Gross margin increased to 33.0% for the three months ended June 30, 1998 from 31.3% for the three months ended March 31, 1998. The increase in gross margin was due primarily to the addition of PTG and Pyramid and, to a lesser extent, more effective utilization of consultants on billable projects and a lower utilization of outside contractors, which decreased cost of revenues.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 52.8% to $4.4 million for the three months ended June 30, 1998 from $2.9 million for the three months ended March 31, 1998. As a percentage of net revenues, such expenses decreased to 31.7% for the three months ended June 30, 1998 from 35.3% for the three months ended March 31, 1998. The dollar increase was due primarily to the increase in the number of employees attributable to the PTG and Pyramid acquisitions, as well as additional hirings. The decrease as a percentage of net revenues was due primarily to a greater increase in net revenues in relation to the increase in such expenses.

     Interest Expense, Net. Interest expense, net decreased 29.5% to $1.1 million for the three months ended June 30, 1998 from $1.6 million for the three months ended March 31, 1998. This decrease was due primarily to the inclusion in the three months ended March 31, 1998 of $0.8 million related to 1997 interest on the debentures, which was accrued in such period due to the recapitalization of the Company. This decrease was partially offset by increased borrowings to fund the PTG and Pyramid acquisitions.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 AND THREE MONTHS ENDED DECEMBER 31, 1997

     Net Revenues. Net revenues increased 65.1% to $8.2 million for the three months ended March 31, 1998 from $5.0 million for the three months ended December 31, 1997. This increase was due to the net revenues generated from SiGMA, which was acquired under the purchase method of accounting on January 5, 1998, partially offset by reserves taken on a fixed-price contract which has now been completed. No net revenues from SiGMA were recorded by Nextera for the three months ended December 31, 1997.

     Gross Profit. Gross profit increased 22.5% to $2.6 million for the three months ended March 31, 1998 from $2.1 million for the three months ended December 31, 1997. Gross margin decreased to 31.3% for the three months ended March 31, 1998 from 42.2% for the three months ended December 31, 1997. The decrease in gross margin was primarily due to a $0.5 million reserve adjustment on a fixed-price contract taken in the three months ended March 31, 1998, partially offset by increased gross profit generated from SiGMA. The amount of the reserve adjustment was determined using the percentage of completion method of accounting.

     Selling, General and Administrative. Selling, general and administrative expenses increased 16.8% to $2.9 million for the three months ended March 31, 1998 from $2.5 million for the three months ended December 31, 1997. As a percentage of net revenues, such expenses decreased to 35.3% for the three months ended March 31, 1998 from 49.8% for the three months ended December 31, 1997. The dollar increase was due primarily to the increase in the number of employees attributable to the SiGMA acquisition as well as additional hirings. The decrease as a percentage of net revenues was due primarily to a greater increase in net revenues in relation to the increase in such expenses.

     Interest Expense, Net. Interest expense, net increased to $1.6 million for the three months ended March 31, 1998 from $43,000 for the three months ended December 31, 1997. This increase was due primarily to interest on the debentures which was accrued in the three months ended March 31, 1998, $0.8 million of which related to contributions made in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Consolidated working capital was $33.0 million on December 31, 1999, compared with a working capital deficit of $62.4 million on December 31, 1998. Included in working capital were cash and cash equivalents of $7.0 million and $1.5 million on December 31, 1999 and 1998, respectively. The increase in working capital was primarily attributable to the completion of the Company's initial public offering in May 1999, which resulted in net proceeds to the Company of $103.0 million. A portion of such proceeds were used to retire amounts outstanding under a short-term bridge loan, with the balance used to repay a portion of the Company's outstanding long-term indebtedness and certain management and initial public offering fees.

     Net cash provided by operating activities was $8.3 million for the year ended December 31, 1999. The primary components of net cash provided by operating activities were net income of $3.1 million, depreciation and amortization expense of $8.0 million and non-cash compensation charges of $6.0 million, offset in part by increases in accounts receivables of $3.7 million and costs and estimated earnings in excess of billings of $4.1 million.

     Net cash used in investing activities was $21.1 million for the year ended December 31, 1999. The primary components of cash used in investing activities were the acquisitions of Alexander in January 1999, the acquisition of ERG in June 1999, the acquisition of the assets of SCCAP in September 1999 and the payment of an earnout to the former owners of Pyramid in aggregate totaling $14.8 million, exclusive of $0.3 million of cash acquired, and expenditures of $5.2 million for furniture, equipment and leasehold improvements.

     Net cash provided by financing activities was $18.1 million for the year ended December 31, 1999. The primary components of cash generated from financing activities were $103.0 million of net proceeds from the completion of the Company's initial public offering of common stock, offset by $79.6 million of cash utilized to repay bridge loan borrowings and $25.6 million of cash utilized to repay a portion of the Company's outstanding indebtedness. Additionally, borrowings under notes payables to banks totaled $17.6 million, of which $14.8 million was incurred in connection with acquisitions completed during 1999.

     Effective December 30, 1999, the Company entered into a Senior Credit Facility which matures on March 29, 2002 and provides for a $15 million revolving credit arrangement, intended for general corporate purposes, and a $40 million revolving acquisition facility. The Senior Credit Facility contains covenants, with which the Company was in compliance as of December 31, 1999, related to the maintenance of financial ratios, operating restrictions and restrictions on the payment of dividends and disposition of assets. As of December 31, 1999, total borrowings outstanding under the Senior Credit Facility were $22,946,000. The Company believes that the available capacity under the credit facility will be sufficient to meet its operating and capital requirements for the next twelve months. However, there can be no assurances that the Company's actual cash needs will not exceed anticipated levels, that the Company will generate sufficient operating cash flows to fund its operations in the absence of other sources or that acquisition opportunities will not arise that require resources in excess of those currently available.

     Effective January 1, 2000, the Company acquired substantially all of the assets and certain liabilities of Cambridge Economics, Inc. ("CEI"), a Massachusetts-based consulting firm that provides strategic, economic and business transformation and other services to a diverse group of domestic and international clients. CEI was acquired for $8.4 million of cash and a $2.1 million promissory note payable June 30, 2002, subject to post-closing adjustments. The Company financed the cash portion of the purchase price through additional borrowings under the Senior Credit Facility.

IMPACT OF YEAR 2000

     Although the date is now past January 1, 2000 and the Company has not experienced immediate adverse impact from the transition to the Year 2000, we do not know whether we, our customers or our vendors have been affected in a manner that is not yet apparent. We will continue to monitor our Year 2000 compliance and the Year 2000 compliance of our customers and vendors. Due to the general uncertainty inherent in the Year 2000 problem, especially the uncertainty regarding the Year 2000 compliance of our customers and vendors, we are unable to determine at this time whether the Year 2000 problem will have a material adverse effect on our business, results of operations and financial condition.

     To date we have spent immaterial amounts to comply with accounting and statutory requirements regarding the Year 2000. We believe that we will spend minimal additional amounts for Year 2000 issues in the foreseeable future. These assessments have not been independently verified. If we discover Year 2000 errors or defects in our internal systems, we may have to spend substantial amounts in making repairs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     We are exposed to changes in interest rates primarily from our senior credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the interest rate yield curve would not have a material adverse effect on interest sensitive financial instruments at December 31, 1999.

Foreign Currency Risk

     Currently, the majority of our sales and expenses are denominated in U.S. dollars and as a result we have not experienced significant foreign exchange gains or losses to date. While we conducted some transactions in foreign currencies during 1999, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging activities to date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Ernst and Young LLP, Independent Auditors ............  30

Consolidated Balance Sheets ....................................  31

Consolidated Statements of Operations ..........................  32

Consolidated Statements of Cash Flows ..........................  34

Notes to Consolidated Financial Statements .....................  35

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Nextera Enterprises, Inc.

     We have audited the accompanying consolidated balance sheets of Nextera Enterprises, Inc. (the "Company") (formerly Nextera Enterprises, L.L.C.) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998, and for the period from February 26, 1997 (date of inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nextera Enterprises, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, and for the period from February 26, 1997 (date of inception) through December 31, 1997, in conformity with accounting principles generally accepted in the United States.

                                            /s/ ERNST & YOUNG LLP

Boston, Massachusetts
February 6, 2000

                            NEXTERA ENTERPRISES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                         AS OF DECEMBER 31,
                                                                                   -----------------------------
                                                                                     1999                 1998

                                                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
                                           ASSETS
Current assets:
  Cash and cash equivalents .............................................          $   7,011           $   1,496
  Accounts receivable, net of allowance for doubtful
     accounts of $953 and $1,267 at December 31, 1999
     and 1998, respectively .............................................             38,930              31,094
  Costs and estimated earnings in excess of billings ....................              7,092               2,962
  Due from affiliates ...................................................                156                 400
  Due from officers .....................................................                 93                 856
  Prepaid expenses and other current assets .............................              2,460               5,709
                                                                                   ---------           ---------
       Total current assets .............................................             55,742              42,517
Property and equipment, net .............................................             10,587               8,056
Intangible assets, net of accumulated amortization of $6,700
   and $1,977 at December 31, 1999 and 1998, respectively ...............            155,800             125,082
Other assets ............................................................              4,633               1,036
                                                                                   ---------           ---------
       Total assets .....................................................          $ 226,762           $ 176,691
                                                                                   =========           =========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses .................................          $  19,512           $  20,168
  Notes payable to bank .................................................                248               6,156
  Bridge loan payable (including $37,500 payable
     to related party at December 31, 1998) .............................                  0              75,849
  Deferred revenue ......................................................              1,505               1,193
  Due to affiliates .....................................................                752               1,068
  Current portion of long-term debt and capital lease obligations........                690                 482
                                                                                   ---------           ---------
       Total current liabilities ........................................             22,707             104,916
Long-term debt and capital lease obligations ............................              4,021               2,600
Senior credit facility ..................................................             22,946                   0
Debentures due to affiliates, including at December 31, 1998
   accrued interest thereon .............................................             29,831              53,149
Other long-term liabilities .............................................              1,200               1,174
Stockholders' equity:
  Preferred Stock, $0.001 par value, 10,000,000 shares
     authorized, no shares issued and outstanding .......................                 --                  --
  Exchangeable shares, no par value, 2,500,000 shares
     authorized, 197,813 shares issued and outstanding
     at December 31, 1999 and 1998 ......................................                495                 495
  Class A Common Stock, $0.001 par value, 50,000,000 shares
     authorized, 30,633,049 and 16,811,740 shares
     issued and outstanding at December 31, 1999 and 1998 ...............                 31                  17
  Class B Common Stock, $0.001 par value, zero, 4,300,000 shares authorized, 4,274,630 shares issued and outstanding
     at December 31, 1999 and 1998.......................................                  4                   4
  Additional paid-in capital ............................................            162,299              34,506
  Retained earnings (deficit) ...........................................            (17,105)            (20,170)
  Accumulated other comprehensive income ................................                333                   0
                                                                                   ---------           ---------
     Total stockholders' equity .........................................            146,057              14,852
                                                                                   ---------           ---------
       Total liabilities and stockholders' equity .......................          $ 226,762           $ 176,691
                                                                                   =========           =========

   The accompanying notes are an integral part of these financial statements.

                            NEXTERA ENTERPRISES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                 PERIOD FROM
                                                                                               FEBRUARY 26, 1997
                                                           FOR THE             FOR THE        (DATE OF INCEPTION)
                                                          YEAR ENDED          YEAR ENDED            THROUGH
                                                       DECEMBER 31, 1999   DECEMBER 31, 1998   DECEMBER 31, 1997

                                                           (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)

Net revenues .....................................          $ 155,955           $  67,590           $   7,998
Cost of revenues .................................             87,835              44,985               4,718
                                                            ---------           ---------           ---------
     Gross profit ................................             68,120              22,605               3,280
Selling, general and administrative expenses......             44,975              23,103               5,306
Amortization expense .............................              4,723               1,722                 255
Special charges ..................................              7,405               7,969                  --
                                                            ---------           ---------           ---------
     Income (loss) from operations ...............             11,017             (10,189)             (2,281)
Interest income ..................................                531                 160                  37
Interest expense .................................             (9,367)             (6,883)                (69)
                                                            ---------           ---------           ---------
     Income (loss) before income taxes ...........              2,181             (16,912)             (2,313)
Provision (benefit) for income taxes .............               (884)                243                 702
                                                            ---------           ---------           ---------
     Net income (loss) ...........................          $   3,065           $ (17,155)          $  (3,015)
                                                            =========           =========           =========
Net income (loss) per common share, basic ........          $    0.10           $   (1.14)          $   (0.74)
                                                            =========           =========           =========
Net income (loss) per common share, diluted ......          $    0.10           $   (1.14)          $   (0.74)
                                                            =========           =========           =========
Weighted average common shares outstanding,
  Basic ..........................................             29,990              14,997               4,061
                                                            =========           =========           =========
Weighted average common shares outstanding,
  Diluted ........................................             30,441              14,997               4,061
                                                            =========           =========           =========

   The accompanying notes are an integral part of these financial statements.

                            NEXTERA ENTERPRISES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                               CLASS A               CLASS B                 CLASS B                 EXCHANGEABLE
                                            COMMON STOCK          COMMON STOCK            PREFERRED STOCK               SHARES
                                       --------------------   --------------------   ------------------------      ----------------
                                         SHARES      AMOUNT    SHARES       AMOUNT     SHARES         AMOUNT       SHARES    AMOUNT
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
  Net loss ......................             --      $ --           --      $ --             --     $     --           --    $ --
  Issuance of Class A Common Stock     7,898,800         8           --        --             --           --           --      --
                                       ---------      ----    ---------      ----    -----------     --------      -------    ----
  Balance  at  December  31, 1997      7,898,800         8           --        --             --           --           --
  Net loss ......................             --        --           --        --             --           --           --      --
  Issuance of Class A Common Stock     2,111,200         2           --        --             --           --           --      --
  Issuance of Class A Common
    Stock in connection with
    acquired businesses .........      6,947,114         7           --        --             --           --      197,813     495
  Recapitalization of Shares ....             --        --           --        --     22,977,000       22,977           --      --
  Exchange of warrant for
    Class B Common Stock ........             --        --    4,300,000         4             --           --           --      --
  Issuance of Class B
    Preferred Stock .............             --        --           --        --     24,993,000       24,993           --      --
  Redemption of Class B
    Preferred Stock in
    exchange for 10% debentures..             --        --           --        --    (47,970,000)     (47,970)          --      --
  Repurchases and cancellation
    of Class A and Class B
    Common Stock ................       (280,374)       --      (83,420)       --             --           --           --      --
  Value of warrants issued in
     connection with acquisition..            --        --           --        --             --           --           --      --
  Value of options issued for
     services rendered ..........             --        --           --        --             --           --           --      --
  Issuances of Class A and
    Class B Common Stock ........        135,000        --       58,050        --             --           --           --      --
                                      ----------      ----    ---------      ----    -----------     --------      -------    ----
  Balance  at  December  31, 1998     16,811,740        17    4,274,630         4             --           --      197,813     495
                                      ----------      ----    ---------      ----    -----------     --------      -------    ----
  Net income ....................             --        --           --        --             --           --           --      --
  Foreign currency translation
     adjustment .................             --        --           --        --             --           --           --      --
 Unrealized holding gain on
    certain investments (net
    of tax of $107) .............             --        --           --        --             --           --           --      --
  Total comprehensive income ....
  Issuance of Class A Common
    Stock in connection with
    acquired businesses .........      1,823,573         2           --        --             --           --           --      --
  Issuance of Class A Common
    Stock in connection with
    option exercises ............        497,736        --           --        --             --           --           --      --
  Initial public offering of
     Class A Common Stock .......     11,500,000        12           --        --             --           --           --      --
  Value of options issued for
     services rendered ..........             --        --           --        --             --           --           --      --
  Tax benefit from employee
    stock options ...............             --        --           --        --             --           --           --      --
                                      ----------      ----    ---------      ----    -----------     --------      -------    ----
  Balance  at  December  31, 1999     30,633,049      $ 31    4,274,630      $  4             --     $     --      197,813    $495
                                      ==========      ====    =========      ====    ===========     ========      =======    ====

                                                                             ACCUMULATED         TOTAL
                                            ADDITIONAL       RETAINED           OTHER            STOCK-           TOTAL
                                             PAID-IN         EARNINGS       COMPREHENSIVE       HOLDERS'       COMPREHENSIVE
                                             CAPITAL         (DEFICIT)          INCOME           EQUITY        INCOME (LOSS)
  Net loss ......................          $        --      $    (3,015)     $        --      $    (3,015)     $    (3,015)
  Issuance of Class A Common Stock              19,739               --               --           19,747
                                           -----------      -----------      -----------      -----------
  Balance  at  December  31, 1997               19,739           (3,015)              --           16,732
  Net loss ......................                   --          (17,155)              --          (17,155)         (17,155)
  Issuance of Class A Common Stock               5,276               --               --            5,278
  Issuance of Class A Common
    Stock in connection with
    acquired businesses .........               28,846               --               --           29,348
  Recapitalization of Shares ....              (22,977)              --               --               --
  Exchange of warrant for
    Class B Common Stock ........                   (4)              --               --               --
  Issuance of Class B
    Preferred Stock .............                   --               --               --           24,993
  Redemption of Class B
    Preferred Stock in
    exchange for 10% debentures..                   --               --               --          (47,970)
  Repurchases and cancellation
    of Class A and Class B
    Common Stock ................                  (70)              --               --              (70)
  Value of warrants issued in
     connection with acquisition                 1,000               --               --            1,000
  Value of options issued for
     services rendered ..........                2,362               --               --            2,362
  Issuances of Class A and
    Class B Common Stock ........                  334               --               --              334
                                           -----------      -----------      -----------      -----------
  Balance  at  December  31, 1998               34,506          (20,170)              --           14,852
                                           -----------      -----------      -----------      -----------
  Net income ....................                   --            3,065               --            3,065            3,065
  Foreign currency translation
     adjustment .................                   --               --              216              216              216
 Unrealized holding gain on
    certain investments (net
    of tax of $107) .............                   --               --              117              117              117
                                                                                                               -----------
  Total comprehensive income ....                                                                                    3,398
  Issuance of Class A Common
    Stock in connection with
    acquired businesses .........               17,690               --               --           17,692
  Issuance of Class A Common
    Stock in connection with
    option exercises ............                  857               --               --              857
  Initial public offering of
     Class A Common Stock .......              103,015               --               --          103,027
  Value of options issued for
     services rendered ..........                6,031               --               --            6,031
  Tax benefit from employee
     stock options ..............                  200               --               --              200
                                           -----------      -----------      -----------      -----------
  Balance  at  December  31, 1999          $   162,299      $   (17,105)     $       333      $   146,057
                                           ===========      ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                            NEXTERA ENTERPRISES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                PERIOD FROM
                                                                                                             FEBRUARY 26, 1997
                                                                          FOR THE             FOR THE       (DATE OF INCEPTION)
                                                                         YEAR ENDED          YEAR ENDED           THROUGH
                                                                      DECEMBER 31, 1999   DECEMBER 31, 1998  DECEMBER 31, 1997

                                                                                          (IN THOUSANDS)

Cash flows from operating activities:
  Net income (loss) ............................................          $   3,065           $ (17,155)          $  (3,015)
  Adjustments to reconcile net income (loss) to net cash
    Provided by (used in) operating activities:
    Depreciation and amortization ..............................              7,951               2,813                 417
    Deferred income taxes ......................................             (2,539)                 --                 702
    Non-cash compensation charges ..............................              6,031               2,670                  --
    Change in operating assets and liabilities, net of
      effect of acquired businesses:
      Accounts receivable ......................................             (3,724)              1,923                 425
      Due from affiliates ......................................                244                (175)               (225)
      Due to affiliates ........................................               (316)                978                  90
      Prepaid expenses and other current assets ................              2,013              (3,747)               (272)
      Income tax receivable ....................................                 --                 414                  --
      Accounts payable and accrued expenses ....................                444               9,461                 517
      Costs and estimated earnings in excess of billings .......             (4,131)             (2,212)               (761)
      Deferred revenue .........................................                295                (747)             (2,403)
      Other ....................................................             (1,058)                273                  45
                                                                          ---------           ---------           ---------
           Net cash provided by (used in) operating activities .              8,275              (5,504)             (4,480)
                                                                          ---------           ---------           ---------
Cash flows from investing activities:
  Purchase of property and equipment ...........................             (5,220)             (2,209)               (955)
  Acquisition of businesses, net of cash acquired ..............            (14,784)            (95,168)            (15,321)
  Other investments ............................................             (1,083)                 --                  --
                                                                          ---------           ---------           ---------
           Net cash used in investing activities ...............            (21,087)            (97,377)            (16,276)
                                                                          ---------           ---------           ---------
Cash flows from financing activities:
  Proceeds from issuance of Class A and Class B Common
    Stock ......................................................            104,085               5,304              19,747
  Proceeds from issuance of Class B Preferred Stock ............                 --              24,993                  --
  Repurchases of Class A and B Common Stock ....................                 --                 (70)                 --
  Due from officers ............................................                387                (856)                 --
  Borrowings (repayments) under notes payable to bank ..........             17,599                (324)              1,606
  Repayments of debentures due to affiliates ...................            (25,607)                 --                  --
  Borrowings under Bridge Loan .................................              2,000              75,500                  --
  Repayments under Bridge Loan .................................            (79,564)                 --                  --
  Repayments of long-term debt and capital lease
    obligations ................................................               (771)               (724)                (43)
                                                                          ---------           ---------           ---------
           Net cash provided by financing activities ...........             18,129             103,823              21,310
                                                                          ---------           ---------           ---------
  Effects of exchange rates on cash and cash equivalents .......                198                  --                  --
                                                                          ---------           ---------           ---------
  Net increase in cash and cash equivalents ....................              5,515                 942                 554
  Cash and cash equivalents at beginning of period .............              1,496                 554                  --
                                                                          ---------           ---------           ---------
  Cash and cash equivalents at end of period ...................          $   7,011           $   1,496           $     554
                                                                          =========           =========           =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest .....................          $   7,744           $   1,240           $     113
                                                                          =========           =========           =========
  Cash paid during the period for taxes ........................          $     151           $      76           $      --
                                                                          =========           =========           =========

   The accompanying notes are an integral part of these financial statements.

                            NEXTERA ENTERPRISES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     Nextera Enterprises, Inc. ("Nextera" or the "Company") a professional services firm, builds competitively differentiating e-commerce and e-business solutions for clients. By combining expertise in economic analysis, strategy formulation, business process redesign, human capital development and information technology design and implementation, Nextera helps clients optimize all aspects of how business is conducted.

     Nextera was formed on February 26, 1997 as Education Technology Consulting LLC and renamed Nextera Enterprises L.L.C. on April 11, 1997. References to 1997 included in the Notes to Consolidated Financial Statements refer to the period from February 26, 1997 (date of inception) through December 31, 1997. Effective December 31, 1998, Nextera Enterprises L.L.C. was dissolved, at which time the Company commenced operating as Nextera Enterprises, Inc. Accordingly, the consolidated financial statements reflect the operations of the predecessor, Nextera Enterprises, L.L.C., for all periods through December 31, 1998. Stockholders' equity has been restated to give retroactive recognition to the establishment of Nextera Enterprises, Inc. for all periods presented by reclassifying from common stock to additional paid-in capital the proceeds from the issuance of units in excess of the par value of the common stock. In addition, all references in the financial statements and notes to number of shares, per share amounts and stock option data have been restated to reflect the formation of Nextera Enterprises, Inc.

     The majority stockholder of the Company is Nextera Enterprises Holdings, Inc., which is controlled by Knowledge Universe, Inc. which, in turn, is controlled by Knowledge Universe, L.L.C.

Acquisitions

     The Company has used the purchase method of accounting for all acquisitions. Operating results of acquired companies have been included in the Company's results of operations only from the effective date of each respective acquisition. Allocation of purchase price for these acquisitions was based upon estimates of the fair value of the net assets acquired and is subject to adjustments based upon finalization of the purchase price allocation and post closing adjustments. The Company does not expect that the aggregate purchase price allocation or post-closing adjustments will be material. Pro forma data is not presented for the acquisitions completed in 1999 since the acquisitions were not material to the Company's results of operations.

     Effective September 30, 1999, the Company, through Sibson AP, LLC, a newly formed acquisition subsidiary of the Company, acquired substantially all of the assets of SCCAP Pty Limited ("SCCAP"), an Australian human resources consulting firm, for $1.7 million in cash.

     Effective June 1, 1999, the Company acquired substantially all of the assets and certain liabilities of The Economics Resource Group, Inc. ("ERG"), a Massachusetts-based consulting firm that provides economic and strategic services primarily to energy and other regulated industries. ERG was acquired for $9.6 million of cash and a $2.4 million promissory note payable January 1, 2001, subject to post-closing adjustments based upon certain financial performance criteria for ERG.

     Effective May 18, 1999, the Company acquired NeoEnterprises, Inc. ("NeoEnterprises"), a Connecticut-based electronic commerce, or "e-commerce," consulting and development company. NeoEnterprises was acquired for 170,000 shares of Class A Common Stock and was merged into Neonext LLC ("Neonext"), a newly-formed acquisition subsidiary of the Company, as a part of the acquisition.

     Effective January 29, 1999, the Company acquired the stock of The Alexander Corporation Limited ("Alexander"), a United Kingdom-based human resources consulting firm. Alexander was acquired for (pound)360,000 (approximately $590,000) and 150,000 shares of Class A Common Stock, including the payment of (pound)60,000 (approximately $100,000) in satisfaction of amounts payable under an earnout arrangement.

     Effective December 31, 1998, the Company acquired Lexecon Inc. ("Lexecon"), an Illinois-based economic consulting firm. Lexecon was acquired for $31.1 million in cash and 4,266,240 shares of Class A Common Stock, including 1,450,240 shares of Class

A Common Stock which were determined based upon the price per share in the initial public offering of the Company's Class A common stock.

     Effective August 31, 1998, Nextera acquired substantially all the assets and assumed certain liabilities of Sibson & Company, L.P. and acquired Sibson Canada, Inc., (collectively "Sibson") human resources consulting firms based in New Jersey and Toronto, Canada, respectively. Sibson was acquired for $37.4 million in cash, 2,613,087 shares of Class A Common Stock and 197,813 exchangeable shares of Sibson Canada Co., a newly formed wholly-owned subsidiary of Nextera, that may be converted at the option of the holders into 197,813 shares of Class A Common Stock.

     Effective March 31, 1998, Nextera acquired substantially all of the assets and assumed certain liabilities of The Planning Technologies Group, Inc. ("PTG"), a Massachusetts-based strategy and management consulting firm. PTG was acquired for $6.7 million in cash and 214,000 shares of Class A Common Stock.

     Effective March 31, 1998, Nextera acquired Pyramid Imaging, Inc. ("Pyramid"), a California-based consulting and technology firm. Pyramid was acquired for $10.0 million in cash and 640,000 shares of Class A Common Stock, including $0.8 million in cash and 53,333 shares of Class A Common Stock issued during 1999 as a result of the achievement of certain revenue and pretax earnings targets related to the performance of Pyramid during the twelve months ended March 31, 1999.

     Effective January 5, 1998, Nextera acquired substantially all of the assets and assumed certain liabilities of SiGMA Consulting, LLC ("SiGMA"), a New York-based management consulting firm. SiGMA was acquired for $10.0 million in cash and 669,000 shares of Class A Common Stock. Effective December 31, 1998, the Company transferred all of the membership interests of SiGMA to Nextera Business Performance Solutions Group, Inc. ("Nextera Business Performance Solutions Group").

     Effective July 30, 1997, the Nextera acquired Symmetrix, Inc. ("Symmetrix"), a management consulting and information technology consulting company, for cash of approximately $15,500,000. Symmetrix was subsequently renamed Nextera Business Performance Solutions Group.

     The following information presents the unaudited pro forma condensed results of operations as if the acquisitions of Symmetrix, SiGMA, PTG, Pyramid, Sibson and Lexecon had occurred on January 1, 1997. The pro forma results are presented for information purposes only and are not necessarily indicative of the future results of operations of the Company or the results of operations of the Company had the acquisitions occurred on January 1, 1997.

                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                                   ------------
                                                                 1998            1997
                                                                  (IN THOUSANDS,
                                                           EXCEPT PER COMMON SHARE DATA)
Net revenues ....................................          $ 135,167           $ 105,275
Net loss ........................................            (12,044)             (3,567)
Net loss per common share, basic and diluted ....          $   (0.61)          $   (0.36)

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its investments in which it owns less than 20% of the voting stock and does not possess significant influence over the operations of the investee under the cost method of accounting.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     Prior to the completion of the Company's initial public offering of Class A Common Stock in 1999, the Company's common stock was not traded on any public market. Accordingly, the Company established the fair market value for its common stock from time to time during this period. In determining the fair market value, the Company considered, among other factors, the values utilized in certain arms-length negotiated transactions, valuations prepared by outside consultants and the market values of comparable public companies as adjusted for the lack of liquidity of the Company's common stock.

Revenue Recognition

     The Company derives its revenues from consulting services under time and materials, capped-fee and fixed-price billing arrangements. Under time and materials arrangements, revenues are recognized as the services are provided. Revenues on fixed-price and capped-fee contracts are recognized using the percentage of completion method of accounting and are adjusted monthly for the cumulative impact of any revision in estimates. The Company determines the percentage of completion of its contracts by comparing costs incurred to date to total estimated costs. Contract costs include all direct labor and expenses related to the contract performance. Costs and estimated earnings in excess of billings represents revenues recognized in excess of amounts billed. Deferred revenue represents billings in excess of revenues recognized. Net revenues exclude reimbursable expenses charged to clients.

Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand and demand deposits accounts. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Available-for-sale Investments

     The Company's marketable equity securities are considered available-for-sale investments and are carried in "Other assets" in the accompanying consolidated balance sheet at market value, with the difference between cost and market value, net of related tax effects, recorded in the "Accumulated other comprehensive income" component of Consolidated Stockholders' Equity. As of December 31, 1999, the market value of available-for-sale investments was $1,307,000, an amount $224,000 more than the cost of such investments. No such investments were outstanding as of December 31, 1998.

Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

           Furniture and fixtures........     5-7 years
           Equipment.....................     3-5 years
           Software......................       3 years


     Leasehold improvements are amortized over the lesser of the lease term or the useful life of the property. Amortization of assets under capital leases is included in depreciation.

Intangible and Other Long-lived Assets

     Intangible assets consist principally of the cost in excess of assets acquired resulting from acquisitions and are being amortized on a straight-line basis over 5 years for intangibles relating to personnel and principally over 40 years for all other intangibles. Other long-lived assets include, among others, investments in affiliates, certain available-for-sale investments and fixed assets. The Company assesses the carrying value and future useful life of these assets whenever events or changes in circumstances indicate that impairment may have occurred or that the future life has diminished. The Company considers the future undiscounted cash flows of the acquired companies in assessing the recoverability of these assets. If impairment is indicated through this review, the carrying amount of the intangible assets will be reduced to their respective estimated fair values as determined based upon the best information available in the circumstances. Such information likely would include a review of comparable market prices of similar assets or businesses, if available, or an estimate of fair value based upon the present value of estimated expected future cash flows. Any impairment is charged to expense in the period in which the impairment is incurred.

Financial Instruments

     The carrying value of financial instruments such as cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values based on the short-term maturities of these instruments. The carrying value of long-term debt approximates its fair value based on references to similar instruments.

Concentration of Credit Risk

     The Company provides its services to customers in diversified industries, primarily in the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. During 1999 and 1998, no customer accounted for more than 10% of net revenues. Sales to three significant customers accounted for 36%, 20% and 10% of net revenues during 1997.

Foreign Currency Translation

     All assets and liabilities of the Company's foreign subsidiaries are translated at year-end exchange rates, and revenues and expenses are translated at average exchange rates. Foreign currency transaction gains and losses are included in the accompanying statement of operations and are not material for all periods presented.

Basic and Diluted Earnings Per Common Share

     The Company presents two earnings per share amounts, basic earnings per common share and diluted earnings per common share. Basic earnings per common share includes only the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. The dilutive effects of options, warrants and convertible securities are added to the weighted average shares outstanding in computing diluted earnings per common share. For the period ended December 31, 1998 and 1997, basic and diluted earnings per common share are the same due to the antidilutive effect of potential common shares outstanding.

Income Taxes

     Effective December 31, 1998, as a result of the incorporation of Nextera Enterprises, Inc., the Company became subject to income taxes. Deferred income taxes are provided for temporary differences between the financial reporting and the tax bases of assets and liabilities and are measured using enacted income taxes and laws that will be in effect when temporary differences are expected to reverse.

     Nextera was treated as a partnership for federal and state income tax purposes through December 31, 1998. Therefore, all items of income, expense, and tax credit were passed through to the individual unit holders. Accordingly, no provision for income taxes is required for Nextera prior to December 31, 1998. Symmetrix and Pyramid, wholly-owned incorporated subsidiaries of the Company, have been subject to income taxes.

Stock-Based Compensation and Other Equity Instruments

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     The Company accounts for equity instruments issued to non-employees in exchange for goods or services using the fair value method. Accordingly, warrants issued to Knowledge Universe, Inc. in connection with an acquisition (see Note 8) have been recorded at their fair value on the date of grant.

Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No.
133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") SFAS 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133, as amended, is effective beginning in 2001. The adoption of SFAS 133 is not expected to have a material impact on the financial position or results of operations of the Company.

Presentation

     Certain prior year amounts have been reclassified to conform with the current year presentation.

3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                     AS OF
                                                                  DECEMBER 31,
                                                           ------------------------
                                                             1999             1998
                                                                (IN THOUSANDS)
                   Equipment ..........................    $ 7,578          $ 3,409
                   Software ...........................      1,981              923
                   Furniture and fixtures .............      3,100            3,380
                   Leasehold improvements .............      2,343            1,620
                                                            ------         --------
                                                            15,002            9,332

                   Less: accumulated depreciation......      4,415            1,276
                                                           -------          -------
                   Property and equipment, net ........    $10,587          $ 8,056
                                                           =======          =======

4. INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                                       AS OF
                                                                    DECEMBER 31,
                                                             --------------------------
                                                               1999              1998
                                                                   (IN THOUSANDS)
                   Goodwill .............................    $156,542          $121,751
                   Intangibles related to personnel......       5,958             5,308
                                                             --------          --------
                                                              162,500           127,059
                   Less: accumulated amortization .......       6,700             1,977
                                                             --------          --------
                   Intangible assets, net ...............    $155,800          $125,082
                                                             ========          ========

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                                       AS OF
                                                                    DECEMBER 31,
                                                             ------------------------
                                                               1999             1998
                                                                  (IN THOUSANDS)
                   Trade accounts payable .........          $ 4,097          $ 6,086
                   Accrued payroll and compensation           11,165           12,103
                   Accrued income taxes ...........            1,601                0
                   Other ..........................            2,649            1,979
                                                             -------          -------
                                                             $19,512          $20,168
                                                             =======          =======


6. FINANCING ARRANGEMENTS

Bridge Loan Payable

     In August 1998, the Company secured a $40,000,000 credit facility (the "Bridge Loan"), which bore interest during 1998 at the rate of LIBOR plus 450 basis points per annum (10.2% at December 31, 1998). The Bridge Loan was secured by substantially all of the Company's assets and contained certain restrictive covenants, with which the Company was in compliance at December 31, 1998. Effective December 31, 1998, the Bridge Loan was amended to increase the credit facility to $77,500,000, to add Knowledge Universe, Inc. as a lender under the credit facility and to extend the maturity to May 31, 1999. Borrowings under the amended Bridge Loan bore interest at a rate of 12% and were repaid in full during 1999.

Notes Payable to Bank

     Prior to June 25, 1999, the Company and its subsidiaries had lines of credit with banks which provided for an aggregate maximum borrowing capacity of $11,000,000. Lines of credit with an aggregate maximum borrowing capacity of $10,000,000 bore interest at rates ranging from prime (7.75% at December 31, 1998) plus 0.25% to prime plus 1%. The balance of the lines bore interest at the commercial paper rate (approximately 4.8% at December 31, 1998) plus 3.15%.

     Effective June 25, 1999, the Company consolidated its domestic notes payable to banks into an interim discretionary demand credit agreement. Borrowings under the discretionary demand credit agreement bore interest at the banks base rate and were available for working capital and acquisition financing purposes, with an aggregate limit of $30,000,000. All borrowing under the discretionary demand credit facility were repaid on December 30, 1999 when the facility was replaced with a Senior Credit Facility.

     The Company has a Canadian line of credit which provides for maximum borrowings of approximately $300,000. Borrowings under the line are payable on demand and bear interest at Canadian prime plus 1%. As of December 31, 1999, $248,000 was outstanding under the line.

LONG-TERM DEBT

Senior Credit Facility

     Effective December 30, 1999, the Company entered into a Senior Credit Facility which replaced and expanded the Company's previous discretionary demand credit facility. The Senior Credit Facility, which matures on March 29, 2002, provides for a $15 million revolving credit arrangement, intended for general corporate purposes, and a $40 million revolving acquisition facility. The revolving credit arrangement further contains a sublimit which provides for the issuance of letters of credit in an amount which may not exceed $7.5 million. Interest under the Senior Credit Facility is based, at the Company's election, on the bank's base rate plus 0.25% to 1.50% or LIBOR plus 1.5% to 2.75%, with the spread in either election determined by an overall measurement of total indebtedness to trailing earnings, as defined in the agreement. The agreement also provides for a commitment fee on unused borrowings equal to 0.35% to 0.50%. The Company incurred $1,050,000 of upfront fees and expenses in connection with the establishment of the Senior Credit Facility, which will be amortized as interest expense over the life of the facility.

     The Senior Credit Facility contains covenants, with which the Company was in compliance as of December 31, 1999, related to the maintenance of financial ratios, operating restrictions and restrictions on the payment of dividends and disposition of assets. As of December 31, 1999, total borrowings outstanding under the Senior Credit Facility were $22,946,000, of which $5,000,000 was outstanding under the revolving credit arrangement. Additionally, the Company had outstanding letters of credit totaling $2.5 million under the revolving credit arrangement.

Debentures Due to Affiliates

     As a result of a 1998 recapitalization transaction (see Note 10 - Recapitalization), the Company issued two debentures with principal amounts of $24,970,000 and $23,000,000, respectively. Both debentures are due on May 1, 2002. The debentures accrue interest at a rate of 10% retroactive to the date the initial capital was funded. Accordingly, for the year ended December 31, 1998, the Company incurred approximately $793,000 of interest expense pursuant to the recapitalization related to the period ended December 31, 1997.

     During 1999, the Company repaid $25,607,000 of principal and interest due under the Debentures. Effective August 31, 1999, in accordance with the terms of the Debenture, all unpaid interest then outstanding was converted to principal, with interest accruing thereafter payable on a quarterly basis. As of December 31, 1999, accrued interest totaling $752,000 was outstanding. Principal amounts due under the Debentures are subordinated to borrowings under the Senior Credit Facility.

Other Long-term Debt

     Other long-term debt consists of the following:

                                                                                        AS OF
                                                                                     DECEMBER 31,
                                                                                ----------------------
                                                                                 1999           1998
                                                                                    (IN THOUSANDS)
Unsecured note payable to a former stockholder of Symmetrix
  Issued in connection with a non-compete agreement. Annual
  payments of $120,000 are due through  May  2010. Interest
  accrues annually at 8.7% ...........................................          $  828          $  873
Promissory note payable to former stockholders of ERG, interest
  at 5.0%, due January 1, 2001 .......................................           2,460               0
Other ................................................................              11             101
                                                                                ------          ------
                                                                                 3,299             974

Less: current portion ................................................              48             101
                                                                                ------          ------
Long-term debt .......................................................          $3,251          $  873
                                                                                ======          ======

     Annual maturities of other long-term debt for the years ending after December 31, 1999 are as follows (in thousands):

                                  2000...................   $    48
                                  2001...................     2,512
                                  2002...................        57
                                  2003...................        62
                                  2004...................        67
                                  2005 and thereafter....       553
                                                            -------
                                                            $ 3,299
                                                            =======

7. INCOME TAXES

    The provision for income taxes consists of the following:

                                                                                                        PERIOD FROM
                                                                                                     FEBRUARY 26, 1997
                                                                   FOR THE            FOR THE       (DATE OF INCEPTION)
                                                                  YEAR ENDED         YEAR ENDED           THROUGH
                                                              DECEMBER 31, 1999  DECEMBER 31, 1998   DECEMBER 31, 1997
                                                                                (IN THOUSANDS)

Current:
  Federal ...............................................          $ 1,308             $   200            $    --
  State .................................................              347                  43                 --
                                                                   -------             -------            -------
          Total current tax provision ...................            1,655                 243                 --
                                                                   -------             -------            -------
Deferred:
  Federal ...............................................           (2,158)                 --                596
  State .................................................             (381)                 --                106
                                                                   -------             -------            -------
          Total deferred tax provision (benefit).........           (2,539)                 --                702
                                                                   -------             -------            -------
          Total tax provision (benefit) .................          $  (884)            $   243            $   702
                                                                   =======             =======            =======

     The reconciliation of the consolidated effective tax rate of the Company is as follows:

                                                                                                         PERIOD FROM
                                                                                                      FEBRUARY 26, 1997
                                                                 FOR THE              FOR THE        (DATE OF INCEPTION)
                                                               YEAR ENDED            YEAR ENDED            THROUGH
                                                           DECEMBER 31, 1999     DECEMBER 31, 1998    DECEMBER 31, 1997
      Tax (benefit) at statutory rate ......................        34%                 (34)%                (34)%
      State taxes (benefit), net of federal benefit.........        (1)                   0                   (6)
      Permanent differences ................................        49                    2                    3
      Loss treated as partnership flow-through for
        tax purposes .......................................         0                   11                   54
      Valuation allowance adjustments ......................      (123)                  20                    0
      Other ................................................         0                    2                   13
                                                               -------                -----                   --
      Income tax provision (benefit) .......................       (41)%                  1%                  30%
                                                               =======                =====                   ==


     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                                      AS OF
                                                                                                   DECEMBER 31,
                                                                                        --------------------------------
                                                                                           1999                   1998
                                                                                                 (IN THOUSANDS)

                                      Deferred tax assets:
                                        Reserves .........................               $ 2,861                $ 1,739
                                        Other accrued liabilities ........                 1,737                  2,491
                                        Net operating loss carryforwards .                 3,552                  4,507
                                                                                         -------                -------
                                           Deferred tax assets ...........                 8,150                  8,737
                                        Valuation allowance ..............                 5,135                  5,725
                                                                                         -------                -------
                                                                                           3,015                  3,012
                                      Deferred tax liabilities:
                                        Depreciation and other ...........                   (71)                   (71)
                                        Deductible goodwill amortization .                (1,141)                  (426)
                                        Cash-to-accrual adjustments ......                (1,651)                (2,515)
                                                                                         -------                -------
                                             Net deferred tax assets .....               $   152                $     0
                                                                                         =======                =======


     Valuation allowances relate to uncertainties surrounding the realization of tax loss carryforwards and the tax benefit attributable to certain tax assets of the Company. Of the valuation allowances at December 31, 1999, $2,328,000 will be used to reduce goodwill when any portion of the deferred tax asset is recognized. During 1999, the decrease in the valuation allowance represented primarily the benefit of certain previously reserved deferred tax assets because the Company believes that the recovery of these assets is more likely than not given the Company's achievement of pretax profitability in 1999.

Offsetting this benefit in part was the establishment of a valuation allowance for certain compensation related deferred tax assets as a result of uncertainty surrounding their realization.

     At December 31, 1999, the Company has tax net operating loss carryforwards of approximately $8,879,000, which will expire through the year 2018. As a result of ownership changes, net operating losses are subject to limitations under the Internal Revenue Code.

8. RELATED PARTY TRANSACTIONS

     The Company from time to time performs professional consulting services for Knowledge Universe, L.L.C and certain of its subsidiaries. Revenues recognized from performance of such services were $290,000, $1,632,000 and $225,000 in 1999, 1998 and 1997, respectively. During 1999, the Company recognized $3,674,000 of revenue in connection with professional services performed for an entity whose chairman, founder and Chief Executive Officer is a senior executive of one of the Company's subsidiaries. A subsidiary of Knowledge Universe L.L.C. is also a minority investor in the entity.

     During 1999, the Company recognized revenues totaling $869,000 from certain entities in which it made equity investments during 1999 (see Note 2 - Available-for-sale Investments). Knowledge Universe L.L.C. or its subsidiaries have also made equity investments in certain of these entities.

     Management fees of $200,000, $120,000 and $90,000 in 1999, 1998 and 1997,
respectively, due to Knowledge Universe, Inc. were incurred. In addition, the Company also incurred a supplemental management fee of $1,500,000 to Knowledge Universe, Inc. for additional services rendered to the Company during 1998. No management fees were incurred after April 1999.

     The law firm of Maron & Sandler has served as Nextera's general counsel since its inception. Stanley E. Maron and Richard V. Sandler, two of the Company's Directors, are partners of Maron & Sandler. In 1999 and 1998, Maron & Sandler billed Nextera approximately $650,000 and $473,000, respectively, for legal services rendered to the Company. Services rendered in 1997 were immaterial.

     Since June 1997, Nextera has retained RFG Financial Group, Inc. to provide accounting and financial services. Ralph Finerman, a Director, is President of RFG Financial Group, Inc. In 1999 and 1998, the Company paid RFG Financial Group approximately $20,000 and $13,000, respectively, for their services. Services rendered in 1997 were immaterial.


     In connection with a 1998 equity recapitalization, $47,970,000 was recorded as debentures due to affiliates (see Note 10). In connection with the amendment of the Bridge Loan during 1998, Knowledge Universe, Inc. provided a $37.5 million credit facility to the Company (see Note 6). During 1999, the Company utilized a portion of the net proceeds that it received from its initial public offering of Class A Common Stock to repay to Knowledge Universe, Inc. $25,169,000 of principal and interest due under the Debentures and $38,499,000 of principal and interest due under the Bridge Loan.

     As consideration for a guaranty provided by Knowledge Universe, Inc. in connection with the Company's acquisition of Lexecon (see Note 1--Acquisitions), the Company granted to Knowledge Universe, Inc. warrants to purchase 250,000 shares of Class A Common Stock at an exercise price of $8.00 share. The warrants expire on December 31, 2003. The Company has included approximately $1,000,000, the estimated fair value of the warrants, calculated using the Black-Scholes model, as a component of its purchase price incurred in connection with the Lexecon acquisition.

     On July 31, 1995, Symmetrix entered into a four year non-compete agreement ("Agreement") with its then majority stockholder ("Stockholder") in conjunction with the Stockholder's sale of his holdings in Symmetrix' common stock to a non-affiliated third party. Symmetrix capitalized the value of the Agreement, $986,000, and is amortizing the amount on a straight-line basis over the life of the Agreement. At December 31, 1999 and 1998, the carrying amount was $0 and $144,000, respectively, and was included in other assets on the consolidated balance sheet.

9. LEASES

     The Company leases its office facilities under operating leases which expire from 2001 to 2007. The majority of the leases require payments for additional expenses such as taxes, maintenance and utilities. Certain of the leases contain renewal options. The Company also has operating leases for certain equipment. Total rent expense was approximately $5,828,000, $2,223,000 and $449,000, in 1999, 1998 and 1997, respectively. The Company also leases certain equipment under capital leases.

     Future minimum lease payments under capital leases and noncancelable operating leases for the years ending after December 31, 1999 are as follows (in thousands):

                                                                         CAPITAL           OPERATING
                                                                         LEASES             LEASES
                     2000 .....................................          $   739           $ 5,924
                     2001 .....................................              578             5,511
                     2002 .....................................              165             4,231
                     2003 .....................................               65             3,300
                     2004 .....................................               30             2,741
                     2005 and thereafter ......................                0             5,532
                                                                         -------           -------
                             Total minimum lease payments .....            1,577           $27,239
                     Less amounts representing interest .......             (165)          =======
                                                                         -------
                     Present value of minimum capitalized lease
                        Payments ..............................            1,412
                     Current portion ..........................             (642)
                                                                         -------
                     Long-term capitalized lease obligation ...          $   770
                                                                         =======

10. STOCKHOLDERS' EQUITY

     The Company's historical equity structure is described below. As of April 30, 1998, the Company amended and restated its capital structure (see Recapitalization below). As of December 31, 1998, the Company converted from a limited liability company to a "C" corporation.

Historical

     As of December 31, 1997, the Company was authorized to issue two classes of stock: Class A Common Stock and Class B Preferred Stock. Each Class A Common stockholder had one vote per share of Class A Common Stock. The Class B Preferred Stock was non-voting. At December 31, 1997, the Company had a warrant outstanding to purchase 5,000,000 shares of Class A Common Stock at an exercise price of $2.50 per share, with an expiration date of August 1, 2002 (the "Warrant"). At any time after May 1, 2002, or upon the exercise of the Warrant, the Class B Preferred stockholders have the right to require the Company to redeem all of their Class B Preferred Stock for an amount equal to their adjusted capital balances. The Class B Preferred Stock also had a liquidation preference equal to their undistributed return, as defined in the amended and restated operating agreement of the limited liability company. The Company had a right to approve or disapprove any proposed transfer of stock.

Recapitalization

     During the period from January 1, 1998 through April 30, 1998, $30,223,000 of additional capital was contributed, bringing the total contributed capital to $49,970,000. As of April 30, 1998, the Company undertook a recapitalization, which was unanimously approved by the stockholders of the Company. The net result of the recapitalization was the redesignation of $47,970,000 of capital as debentures.

     Also, as part of the recapitalization, the stated value of the 10,000,000 Class A Common Stock was reduced to $0.20 per share from $2.50 per share. Effective December 31, 1998, a par value of $0.001 per share was established for Class A and Class B Common Stock.

     In addition, pursuant to the recapitalization, the Warrant to acquire 5,000,000 shares of Class A Common Stock was amended to provide that the shares subject to the Warrant were changed to a new class of authorized Class B Common Stock. The Class B Common Stock has the same economic characteristics as the Class A Common Stock, except that each Class B Common stockholder has ten votes per share of Class B Common Stock. The warrant was contributed to the Company in exchange for 4,300,000 shares of Class B Common Stock on April 30, 1998.

Initial Public Offering of Class A Common Stock

     On May 21, 1999, the Company completed its initial public offering of its Class A Common Stock. The Company sold 11,500,000 shares of Class A Common Stock and realized net proceeds of $103,027,000. Substantially all of these net proceeds were used to repay a portion of the Company's then outstanding short- and long-term debt.

Employee Equity Participation Plan

     The Company has granted options principally under two stock option plans, adopted in 1998 and 1999. Options granted under these plans have up to a 10 year life and vest principally over three to four year periods, with certain options subject to acceleration if certain conditions are achieved. The exercise price of options granted is generally equal to the fair market value of the Company's Class A common stock on the date of grant. As of December 31, 1999, the Company had reserved 12,500,000 shares of common for future issuance under the stock option plans, of which 2,190,630 were available for future grants.

     A summary of stock option related transactions is as follows:

                                                                   WEIGHTED AVERAGE
                                                      SHARES         EXERCISE PRICE
  Granted ......................................      450,000           $   3.51
                                                   ----------           --------
Outstanding options at December 31, 1997........      450,000               3.51
  Granted ......................................    2,554,233               6.91
  Forfeited ....................................     (139,993)              6.06
                                                   ----------           --------
Outstanding options at December 31, 1998........    2,864,240               6.44
  Granted ......................................    8,484,573               8.27
  Exercised ....................................     (497,729)              6.47
  Forfeited ....................................     (457,683)              6.61
                                                   ----------           --------
Outstanding options at December 31, 1999........   10,393,401           $   7.77
                                                   ==========           ========

     A summary of information about stock options outstanding as of December 31, 1999 is as follows:

                                          OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                        -------------------------------------------------------         --------------------------------
                                            WEIGHTED-AVERAGE
                                               REMAINING                                                WEIGHTED-AVERAGE
  RANGE OF EXERCISE        NUMBER           CONTRACTUAL LIFE   WEIGHTED-AVERAGE            NUMBER        EXERCISE PRICE
        PRICES          OUTSTANDING             (YEARS)         EXERCISE PRICE          EXERCISABLE

    $ 0.50-$ 5.00        3,197,793                9.5              $ 4.60                  775,514          $ 3.81
    $ 5.01-$10.00        6,205,186                9.3                8.67                  593,573            7.50
    $10.01-$14.00          990,422                9.2               12.34                  520,245           13.57
                        ----------                                                       ---------
                        10,393,401                                 $ 7.77                1,889,332          $ 7.66
                        ==========                                                       =========

     The Company has adopted the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation" and, as permitted under SFAS 123, applies Accounting Principles Board Opinion ("APB") No. 25 and related interpretations in accounting for its plans. If the Company had adopted the optional recognition provisions of SFAS 123 for its stock option plans, net income (loss) and net income (loss) per common share would have been changed to the pro forma amounts indicated below:

                                          FOR THE              FOR THE
                                        YEAR ENDED           YEAR ENDED
                                     DECEMBER 31, 1999   DECEMBER 31, 1998
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income (loss):
  As reported ................          $   3,065           $  (17,155)
  Pro forma ..................               (993)             (17,627)
 Net income (loss) per diluted
  common share:
  As reported ................          $    0.10           $    (1.14)
  Pro forma ..................          $   (0.03)          $    (1.18)

     The fair value of stock options used to compute pro forma net loss and net loss per common share disclosure is the estimated fair value at grant date using the Black-Scholes option pricing model assuming expected volatility of 65% and 55% in 1999 and 1998, respectively, and a risk free interest rate of 5.5% and 5.0% in 1999 and 1998, respectively and an expected life of approximately 10 years in both 1999 and 1998.

     Adoption of the optional recognition provisions of SFAS 123 during 1997 would have had no effect on reported net loss and net loss per common share.

11. BASIC AND DILUTED EARNINGS PER COMMON SHARE

     The following table sets forth the reconciliation of the numerator and denominator of the net income (loss) per common share computation:

                                                                                                     PERIOD FROM
                                                                                                  FEBRUARY 26, 1997
                                                         FOR THE                FOR THE          (DATE OF INCEPTION)
                                                       YEAR ENDED             YEAR ENDED               THROUGH
                                                   DECEMBER 31, 1999      DECEMBER 31, 1998       DECEMBER 31, 1997
                                                              (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)

Net income (loss) ............................          $  3,065               $(17,155)               $ (3,015)
                                                        ========               ========                ========
Weighted average common
    Shares outstanding .......................            29,990                 14,997                   4,061
Dilutive Effect of Options
   And Warrants ..............................               451                      0                       0
                                                        --------               --------                --------
Weighted average common
   Shares outstanding ........................            30,441                 14,997                   4,061
                                                        ========               ========                ========

     Basic net income (loss) per common
      Share: .................................          $   0.10               $  (1.14)               $  (0.74)
                                                        ========               ========                ========
     Diluted net income (loss) per common
      Share: .................................          $   0.10               $  (1.14)               $  (0.74)
                                                        ========               ========                ========


12. RETIREMENT SAVINGS PLANS

     The Company and certain of its subsidiaries sponsor retirement savings plans under Section 401(k) of the Internal Revenue Code for the benefit of all of their employees meeting certain minimum service requirements. Eligible employees may elect to contribute to the retirement plans subject to limitations established by the Internal Revenue Code. The trustees of the plans select investment opportunities from which participants may choose to contribute. Matching contributions are made at the discretion of the Company and, for certain plans, as a percentage of employee contributions. Total discretionary and matching contribution expense under the plans were $3,107,000 and $1,839,000 in 1999 and 1998, respectively. There were no contributions in 1997.

13. SPECIAL CHARGES

Compensation Expense - Other

     The Company granted to certain non-employee consultants options to purchase 445,245 of its Class A Common Stock at an exercise price of $14.00 per share in 1999. Such options were fully-vested upon grant. The Company recorded a non-cash compensation expense of $4,384,000, which represented the estimated fair value of the options calculated using the Black-Scholes model.

     The Company recorded a non-cash compensation expense of $1,705,000, principally representing the difference between the fair value of 197,760 fully-vested options granted in 1999 to certain non-stockholder employees on the date of grant of $10.00 per share and the $1.50 exercise price of the options. Such options were granted in final satisfaction of an agreement entered into in December 1998 under which payments totaling $4,248,000 in cash and fully-vested options to purchase 384,000 of Class A Common Stock at a purchase price of $1.50 per share were granted during 1998. The Company recorded $6,671,000 of charges in 1998, which represented the cash paid plus the difference between the between the fair value of options granted in 1998 on the date of grant of $7.65 per share and the $1.50 exercise price of the options.

Restructuring and Other Charges

     In November 1999, in connection with a change in senior management, the Company implemented a plan to reduce its administrative staff, resulting in severance costs of approximately $1,316,000. As of December 31, 1999, $798,000 was included in accounts payable and accrued expenses related to severance costs.

     During 1998, the Company recorded restructuring costs of $1,298,000 related to the combination of Symmetrix and SiGMA resulting in the formation of Nextera Business Performance Solutions Group. These restructuring costs consisted principally of $603,000 of severance payments and terminating costs and $616,000 for vacated leased office space, net of estimated sublease income. As of December 31, 1999, $332,000 was included in accounts payable and accrued expenses related to unpaid restructuring costs.

14. COMMITMENTS AND CONTINGENCIES

     The Company is subject to certain asserted claims arising in the ordinary course of business. The Company intends to vigorously assert its rights and defend itself in any litigation which may arise from such claims. While the ultimate outcome of these matters could affect the results of operations of any one quarter or year when resolved in future periods, and while there can be no assurance with respect thereto, management believes that after final disposition, any financial impact to the Company would not be material to the Company's financial position and results of operations or liquidity.

     In connection with one of its available-for-sale investments (see Note 2 - Available-for-sale Investments), the Company has an obligation to fund up to an additional $179,000 in the event that the investee achieves certain milestones. Additionally, in connection with another of its investments, the Company received warrants to purchase additional equity securities which, if exercised, would result in $111,000 of additional investment.

15. QUARTERLY INFORMATION (UNAUDITED)

(IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)

                                                      FIRST            SECOND              THIRD             FOURTH
1999
----
Revenue                                            $ 36,145           $ 36,519           $ 40,094           $ 43,197
Gross profit                                         15,633             16,049             17,339             19,099
Income (loss) before income                          (3,722)                 3              3,343              2,557
taxes
Net income (loss)                                    (3,722)                 1              3,343              3,443
Net income (loss) per common share:
   Basic                                           $  (0.17)          $   0.00           $   0.10           $   0.10
   Diluted                                         $  (0.17)          $   0.00           $   0.09           $   0.10

1998
----
Revenue                                            $  8,186           $ 13,909           $ 17,486           $ 28,009
Gross profit                                          2,563              4,594              4,845             10,603
Income (loss) before income                          (2,114)            (1,264)            (5,515)            (8,019)
taxes
Net income (loss)                                    (2,239)            (1,339)            (5,515)            (8,062)
Net income (loss) per common share:
   Basic                                           $  (0.21)          $  (0.09)          $  (0.30)          $  (0.44)
   Diluted                                         $  (0.21)          $  (0.09)          $  (0.30)          $  (0.44)

16. SUBSEQUENT EVENT

     Effective January 1, 2000, the Company acquired substantially all of the assets and certain liabilities of Cambridge Economics, Inc. ("CEI"), a Massachusetts-based consulting firm that provides strategic, economic and business transformation and other services to a diverse group of domestic and international clients. CEI was acquired for $8.4 million of cash and a $2.1 million promissory note payable June 30, 2002, subject to post-closing adjustments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is set forth in the sections headed "Proposal 1--Election of Directors," "Executive Compensation," "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for the Annual Meeting of Stockholders of the Company (the "Proxy Statement") which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 1999, and is incorporated in this report by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is set forth in the section headed "Executive Compensation" in the Proxy Statement and is incorporated in this report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is set forth in the section headed "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated in this report by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is set forth in the section headed "Certain Transactions" in the Proxy Statement and is incorporated in this report by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT AS EXHIBITS:

     1. The following financial statements of and report of independent public accountants are included in Item 8 of this Form 10-K:

          -    Report of Ernst & Young LLP, Independent Auditors
          -    Consolidated Balance Sheets
          -    Consolidated Statements of Operations
          -    Consolidated Statements of Stockholders' Equity
          -    Consolidated Statements of Cash Flows
          -    Notes to Consolidated Financial Statements

     2. The following financial statement schedule is filed as part of this report and is attached hereto:

          Schedule II Valuation and Qualifying Accounts.

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     3.   Exhibits:

EXHIBIT
NUMBER               DESCRIPTION                                                                            PAGE NUMBER
-------              -----------                                                                            -----------

3.1(1)               Amended and Restated Certificate of Incorporation
3.2(1)               Amended and Restated Bylaws
4.1(2)               Form of Class A Common Stock Certificate
10.1(3)              1998 Equity Participation Plan
10.2(3)              Nextera/Lexecon Limited Purpose Stock Option Plan
10.3(4)              Stock Purchase Agreement dated as of July 30, 1997 by and among Nextera Enterprises,
                     L.L.C., Symmetrix, Inc. and the stockholders and certain option holders of
                     Symmetrix, Inc. listed on the signature pages thereto.
10.4(4)              Purchase Agreement dated as of January 5, 1998 by and among
                     SGM Consulting, L.L.C., Nextera Enterprises, L.L.C.,
                     Nextera Enterprises Holdings, L.L.C., SiGMA Consulting,
                     LLC, and the members of SiGMA Consulting, LLC listed on the signature pages thereto.
10.5(4)              Purchase Agreement dated as of March 31, 1998 by and among Nextera Enterprises,
                     L.L.C., Pyramid Imaging, Inc. and the stockholders of Pyramid Imaging, Inc. listed on the signature pages thereto.
10.6(5)              First Amendment to Purchase Agreement dated as of September
                     30, 1998 by and among Nextera Enterprises, L.L.C., Pyramid
                     Imaging, Inc., the former shareholders of Pyramid Imaging,
                     Inc. listed on the signature pages thereto and Nextera
                     Enterprises, Inc.
10.7(4)              Asset Purchase Agreement dated as of March 31, 1998 by and among The Planning Technologies Group, Inc., the
                     shareholders of The Planning Technologies Group, Inc.
                     listed on the signature pages thereto, The Planning
                     Technologies Group, L.L.C., Nextera Enterprises, L.L.C. and
                     Nextera Enterprises Holdings, L.L.C.
10.8(4)              Asset Purchase Agreement dated as of August 31, 1998 by and among SC/NE, LLC,
                     Nextera Enterprises, L.L.C., Sibson & Company, L.P., Sibson & Company, Inc., SC2,
                     Inc., and the shareholders of Sibson & Company, Inc. and SC2, Inc. listed on the signature pages thereto.
10.9(4)              First Amendment to Asset Purchase Agreement dated as of August 31, 1998 by and among SC/NE, LLC, Nextera Enterprises, L.L.C., Sibson &
                     Company, L.P., Sibson & Company, Inc. and SC2, Inc.
10.10(4)             Escrow Agreement dated as of August 31, 1998 by and among SC/NE, LLC, Nextera
                     Enterprises, L.L.C., Sibson & Company, L.P., Sibson & Company, Inc., SC2, Inc., the
                     shareholders  of Sibson & Company,  Inc. and SC2, Inc. listed on the signature pages thereto and Chase Manhattan Trust Company.
10.11(4)             Share Purchase Agreement dated as of August 31, 1998 by and among Nextera
                     Enterprises, L.L.C., Sibson Acquisition Co. and the shareholders of Sibson Canada
                     Inc. listed on the signature pages thereto.
10.12(4)             Escrow Agreement dated as of August 31, 1998 by and among Nextera Enterprises,
                     L.L.C., Sibson Acquisition Co., the shareholders of Sibson Canada Inc. listed on the signature pages thereto and Chase Manhattan Trust Company.
10.13(4)             Share Exchange Agreement dated as of August 31, 1998 by and among Nextera
                     Enterprises, L.L.C., and the shareholders of Sibson & Company, Inc., SC2, Inc. and
                     Sibson Canada, Inc. listed on the signature pages thereto.
10.14(4)             Stockholders Agreement dated as of August 31, 1998 by and
                     among Nextera Enterprises, L.L.C., Nextera Enterprises,
                     Inc. and the individuals and other parties listed on the
                     Table of Stockholders attached thereto as Schedule A.
10.15(1)             First Amendment to Stockholders Agreement dated as of December 15, 1998 by and among
                     Nextera Enterprises, L.L.C., Nextera Enterprises, Inc. and the individuals and other parties listed on the signature pages thereto.
10.16(1)             Letter dated December 15, 1998 from Nextera Enterprises, Inc. to certain stockholders of Nextera Enterprises, Inc.
10.17(6)             Contribution Agreement dated as of December 31, 1998 by and among Nextera
                     Enterprises, Inc., Lexecon Inc. and the shareholders of Lexecon Inc. listed on the signature pages thereto.
10.18(1)             Letter agreement dated as of December 31, 1998 by and among Nextera Enterprises,
                     Inc., Knowledge Universe, Inc. and the individuals listed on the signature  page thereto.
10.19(6)             Warrant to Purchase Class A Common Stock of Nextera Enterprises, Inc. dated as of
                     December 31, 1998 issued to Knowledge Universe, Inc.
10.20(6)             Agreement relating to the sale and purchase of the whole of the issued share capital of The Alexander Corporation
                     Limited dated as of January 29, 1999 by and among Nextera
                     Enterprises, Inc. and the parties listed on Schedule I
                     thereto.
10.21(6)             Supplemental Deferred Consideration Agreement dated as of January 29, 1999 by and among Nextera Enterprises, Inc., Graham Alexander and Arthur Morgan.
10.22(6)             Loan Note Instrument dated as of January 29, 1999 of Nextera Enterprises, Inc.
10.23(6)             Tax Deed of Covenant dated as of January 29, 1999 by and among Nextera Enterprises,
                     Inc. and the persons listed on the Schedule thereto.
10.24(6)             Charge of Shares  dated as of January 29,  1999 by the  persons  listed on Schedule I thereto in favor of Nextera Enterprises, Inc.
10.25(1)             Assignment effective April 30, 1998 with respect to Debenture of Nextera
                     Enterprises, L.L.C. in the principal amount of $23,000,000.
10.26(1)             Assignment effective April 30, 1998 with respect to Debenture of Nextera
                     Enterprises, L.L.C. in the principal amount of $24,970,000.
10.27(1)             Assignment effective August 5, 1998 with respect to Debenture of Nextera
                     Enterprises, L.L.C. in the principal amount of $23,000,000.
10.28(1)             Assignment effective August 5, 1998 with respect to Debenture of Nextera
                     Enterprises, L.L.C. in the principal amount of $24,970,000.
10.29(6)             Amended and Restated Debenture of Nextera Enterprises, Inc. in the principal amount of $22,966,411.50 dated as of December 31, 1997.
10.30(7)             First Amendment to Amended and Restated Debenture of Nextera Enterprises, Inc. dated as of April 15, 1999.
10.31(6)             Amended and Restated Debenture of Nextera  Enterprises, Inc. in the principal amount of $24,933,543.66 dated as of December 31, 1997.
10.32(7)             First Amendment to Amended and Restated Debenture of Nextera Enterprises, Inc.

                     dated as of April 15, 1999.
10.33(4)             Employment  Agreement dated as of March 3, 1997 by and between Education Technology
                     Holdings, L.L.C. and Gresham T. Brebach, Jr.
10.34(4)             Employment Agreement dated as of April 1, 1997 by and between Nextera Enterprises
                     Holdings, L.L.C. and Ronald K. Bohlin.
10.35(4)             Employment Agreement dated as of April 15, 1997 by and between Nextera Enterprises,
                     L.L.C. and Michael P. Muldowney.
10.36(7)             Letter dated April 6, 1999 from Nextera Enterprises, Inc., to Michael P. Muldowney amending terms of Employment Agreement.
10.37(4)             Employment Agreement  dated as of April 25, 1997 by and between Debra Bergevine and
                     Education Technology Holdings, L.L.C.
10.38(4)             Employment Agreement dated as of August 31, 1998 by and between Roger Brossy and
                     SC/NE, LLC.
10.39(4)             Noncompete, Non-solicitation, Proprietary Information, Confidentiality and
                     Inventions Agreement dated as of August 31, 1998 between Roger Brossy and Nextera
                     Enterprises, L.L.C.
10.40(6)             Agreement dated as of December 31, 1998 by and between Lexecon Inc. and Andrew M.
                     Rosenfield.
10.41(6)             Confidentiality and Proprietary Rights Agreement dated as of December 31, 1998 between Lexecon Inc. and Daniel R. Fischel.
10.42(6)             Confidentiality and Proprietary Rights Agreement dated as of December 31, 1998 between Lexecon Inc. and Dennis W. Carlton.
10.43(8)             Discretionary Demand Credit Agreement dated as of June, 25 1999 between Nextera
                     Enterprises, Inc. and BankBoston, N.A.
10.44(8)             Demand Note dated June 25, 1999 of Nextera Enterprises, Inc. in favor of BankBoston,
                     N.A.
10.45(8)             Guarantee and Security Agreement dated as of June 25, 1999 by and among Nextera
                     Enterprises, Inc., BankBoston, N.A. and the entities listed on the signature pages thereto.
10.46(9)             Credit Agreement dated as of December 30, 1999 by and among Nextera Enterprises,
                     Inc., BankBoston, N.A. and the entities listed on the signature pages thereto.
10.47(9)             Guarantee and Security Agreement dated as of December 30, 1999 by and among Nextera
                     Enterprises, Inc., BankBoston, N.A. and the entities listed on the signature pages thereto.
10.48(9)             Separation and Release Agreement between Nextera Enterprises, Inc. and Gresham T.
                     Brebach, Jr.
10.49(9)             Letter dated December 23, 1999 from Nextera Enterprises, Inc. to Debra Bergevine.
10.50(9)             Letter dated December 31, 1999 from Nextera Enterprises, Inc. to Ronald K. Bohlin.
10.51(9)             Non-Qualified Stock Option Agreement between Nextera Enterprises, Inc. and Steven B.
                     Fink.
10.52(4)             Promissory Note of Gresham Brebach, Jr. dated January 2, 1998 in the principal amount of $576,000 in favor of Nextera Enterprises Holdings, L.L.C.
10.53(4)             Promissory Note of Michael  Muldowney  dated January 2, 1998 in the principal amount of $72,000 in favor of Nextera Enterprises Holdings, L.L.C.
10.54(4)             Promissory Note of Debra  Bergevine dated January 2, 1998 in the principal amount of
                     $62,000 in favor of Nextera Enterprises Holdings, L.L.C.
21.1(9)              List of Subsidiaries
23.1(9)              Consent of Ernst and Young LLP, Independent Auditors
27.1(9)              Financial Data Schedule

(1) Filed as an exhibit to Nextera's Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-63789) dated January 21, 1999, and incorporated herein by reference.
(2) Filed as an exhibit to Nextera's Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-63789) dated May 17, 1999, and incorporated herein by reference.
(3) Filed as an exhibit to Nextera's Amendment No. 6 to Registration Statement on Form S-1 (File No. 333-63789) dated May 6, 1999, and incorporated herein by reference.

(4) Filed as an exhibit to Nextera's Registration Statement on Form S-1 (File No. 333-63789) dated September 18, 1998, and incorporated herein by reference.
(5) Filed as an exhibit to Nextera's Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-63789) dated December 4, 1998, and incorporated herein by reference.
(6) Filed as an exhibit to Nextera's Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-63789) dated February 24, 1999, and incorporated herein by reference.
(7) Filed as an exhibit to Nextera's Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-63789) dated April 16, 1999, and incorporated herein by reference.
(8) Filed as an exhibit to Nextera's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.
(9)  Filed herewith.

(b)  REPORTS ON FORM 8-K

     On November 1, 1999, we filed a report on Form 8-K. A press release was attached to the report announcing that Mr. Steven B. Fink had replaced Mr. Gresham T. Brebach, Jr. as our Chairman and Chief Executive Officer. In addition, we announced that our third quarter revenues and earnings were expected to be within the range of analyst expectations.

                                                                     SCHEDULE II

                            NEXTERA ENTERPRISES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

-----------------------------------------------------------------------------------------------------------------------
                                              BALANCE AT                                                   BALANCE AT
                                             BEGINNING OF    CHARGED TO                                     END OF
              DESCRIPTION                       PERIOD       OPERATIONS    ACQUISITIONS    DEDUCTIONS       PERIOD
-----------------------------------------------------------------------------------------------------------------------
Period ended December 31, 1997
         Allowance for uncollectible
            accounts ....................     $       --     $       --     $  100,000     $       --     $  100,000
-----------------------------------------------------------------------------------------------------------------------
Period ended December 31, 1998
         Allowance for uncollectible
            accounts ....................     $  100,000     $  304,000     $  863,000     $       --     $1,267,000
-----------------------------------------------------------------------------------------------------------------------
Period ended December 31, 1999
         Allowance for uncollectible
            accounts ....................     $1,267,000     $  871,000     $       --     $1,185,000     $  953,000
-----------------------------------------------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Nextera Enterprises, Inc.
March 30, 2000
                                         By:  /s/ STEVEN B. FINK
                                            ------------------------------------
                                                      Steven B. Fink,
                                                Chief Executive Officer and
                                             Chairman of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                  SIGNATURE                                         TITLE                                    DATE
                  ---------                                         -----                                    ----

       /s/ STEVEN B. FINK                              Chief Executive Officer and                    March 30, 2000
----------------------------------------            Chairman of the Board of Directors
           Steven B. Fink                              (Principal Executive Officer)


       /s/ MICHAEL P. MULDOWNEY                          Chief Financial Officer                      March 30, 2000
----------------------------------------             (Principal Financial Officer and
           Michael P. Muldowney                        Principal Accounting Officer)


       /s/ MARC R. BENIOFF                                       Director                              March 30, 2000
----------------------------------------
           Marc R. Benioff


       /s/ ROGER BROSSY                                          Director                              March 30, 2000
----------------------------------------
           Roger Brossy


       /s/ JAMES K. BURNS                                        Director                              March 30, 2000
----------------------------------------
           James K. Burns


       /s/ GREGORY J. CLARK                                      Director                              March 30, 2000
----------------------------------------
           Gregory J. Clark


       /s/ RALPH FINERMAN                                        Director                              March 30, 2000
----------------------------------------
           Ralph Finerman


       /s/ KEITH D. GRINSTEIN                                     Director                              March 30, 2000
----------------------------------------
           Keith D. Grinstein


       /s/ STANLEY E. MARON                                      Director                              March 30, 2000
----------------------------------------
           Stanley E. Maron


       /s/ MICHAEL D. ROSE                                       Director                              March 30, 2000
----------------------------------------
           Michael D. Rose


       /s/ RICHARD V. SANDLER                                    Director                              March 30, 2000
----------------------------------------
           Richard V. Sandler


       /s/ RICHARD L. SANDOR                                     Director                              March 30, 2000
----------------------------------------
           Richard L. Sandor