Form 10-K/A
period 1999-12-31
NEXTERA ENTERPRISES INC
filed 2000-05-01
CIK 1070534

   ==========================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1


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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|


     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|


     As of March 28, 2000, the aggregate market value of the registrant's Class A voting stock held by non-affiliates of the registrant was approximately $174,092,000, based on the closing price of the Company's Class A Common Stock on the Nasdaq National Market on March 28, 2000 of $8.125 per share.


     As of March 28, 2000, there were 30,683,808 shares of $0.001 par value Class A Common Stock outstanding and 4,247,630 shares of $0.001 par value Class B Common Stock outstanding.

   ==========================================================================

     The following items of Nextera Enterprises, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 are hereby amended. Each such item is set forth in its entirety as amended.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors, executive officers and other senior managers of Nextera and their ages as of April 14, 2000 are as follows:


    Directors and Executive Officers
    Steven B. Fink.................        49      Chairman of the Board of Directors and Chief Executive Officer
    Michael P. Muldowney...........        36      Chief Financial Officer
    Marc R. Benioff................        36      Director
    Roger Brossy...................        40      Managing Director, Sibson and Director
    James K. Burns.................        52      Managing Director, Nextera Interactive and Director
    Gregory C. Clark...............        57      Director
    Ralph Finerman.................        64      Director
    Keith D. Grinstein.............        39      Director
    Stanley E. Maron...............        52      Director and Secretary
    Michael D. Rose................        57      Director
    Richard V. Sandler.............        51      Director
    Richard L. Sandor, Ph.D. ......        59      Director

    Other Senior Managers

    Andrew M. Rosenfield...........        48      Chairman of the Board of Directors of Lexecon Inc.
    Dennis W. Carlton..............        49      President of Lexecon Inc.
    Robert F. Staley...............        46      Chief Technology Officer



STEVEN B. FINK


     Mr. Fink has been a Director since our inception and was named Chairman of the Board of Directors and Chief Executive Officer in October 1999. Mr. Fink is also a Director of Nextera Enterprises Holdings, Inc., a position he has held since February 1999, Vice Chairman and Treasurer of Knowledge Universe, Inc., positions he has held since August 1998, and serves as an officer or director of other privately-held affiliates of Knowledge Universe and subsidiaries of Nextera. In addition, Mr. Fink is a Director of Hoover's, Inc., a provider of business information over the Internet, and is a Director of Spring Group, PLC, a business consulting firm. From December 1993 to December 1996, Mr. Fink was Vice President of MC Group, a business consulting firm. Mr. Fink was President of East West Capital, an investment firm, from 1989 to December 1993.


MICHAEL P. MULDOWNEY


     Mr. Muldowney joined us in May 1997 as Vice President, Finance and currently serves as our Chief Financial Officer, a position he has held since May 1998, and as an officer of certain subsidiaries of Nextera. Mr. Muldowney is a certified public accountant and was Corporate Controller as well as a Principal of Mercer Management Consulting, Inc. from 1992 to May 1997, and held various other financial management positions with Mercer from 1989 to 1992. Mr. Muldowney was a Senior Auditor of Marsh & McLennan Companies, Inc. from 1986 to 1989.



MARC R. BENIOFF


     Mr. Benioff currently serves as a Director of Nextera, a position he has held since January 2000. Mr. Benioff is currently the Chairman of the Board of Directors of salesforce.com, an Internet company offering business applications and services that he founded in 1999. From 1986 through 1999, Mr. Benioff held several executive positions with Oracle Corporation. Prior to joining Oracle, Mr. Benioff held management positions at Apple Computer and Liberty Software.


ROGER BROSSY


     Mr. Brossy currently serves as a Director of Nextera, a position he has held since August 1998. Mr. Brossy was elected as Director pursuant to the terms of a stockholders agreement entered into in connection with our acquisitions of Sibson & Company, L.P. and Sibson Canada, Inc. Mr. Brossy also serves as Managing Director of Sibson & Company, LLC, our subsidiary. Mr. Brossy has held various management and consulting positions with Sibson since 1985. From 1981 to 1985, Mr. Brossy was a consultant with Hay Associates, a human resources consulting firm.

JAMES K. BURNS

     Mr. Burns currently serves as a Director of Nextera, a position he has held since August 1999. Mr. Burns also serves as a Managing Director of Nextera Interactive, our subsidiary, a position he has held since August 1999. From 1998 to 1999, Mr. Burns founded and was the Chief Executive Officer of NeoEnterprises, an e-commerce consulting and developing company. From 1997 to 1998, Mr. Burns served as Co-Chief Executive Officer and as a Director of CIS, Inc., a strategic change and information technology solutions firm. From 1994 to 1997, Mr. Burns held various positions at Swiss Bank--Warburg, an investment bank, including Chief Operating Officer of North America, Managing Director and member of the United States Management Committee. From 1992 to 1994, Mr. Burns was Vice Chairman, Chief Operating Officer and Chief Executive Officer--United States and Latin America of SHL Systemhouse, now MCI Systemhouse. From 1988 to 1992, Mr. Burns was Vice President and Head of Global Information Technology at Goldman Sachs.


GREGORY J. CLARK

     Mr. Clark currently serves as a Director of Nextera, a position he has held since January 2000. Mr. Clark is also an officer of Knowledge Universe and another privately-held affiliate of Knowledge Universe, positions he has held since December 1999. From 1998 to 1999, Mr. Clark served as President and Chief Operating Officer of Loral Space & Communications. From 1994 to 1998, Mr. Clark served as President of News Technology Group, a division of News Corporation. From 1988 to 1994, Mr. Clark served as IBM's Director of Science and Technology in Australia.

RALPH FINERMAN

     Mr. Finerman currently serves as a Director of Nextera, a position he has held since August 1998. Mr. Finerman is also a Director of Nextera Enterprises Holdings, Inc., a position he has held since February 1999, and serves as an officer or director of other privately-held affiliates of Knowledge Universe and subsidiaries of Nextera. Mr. Finerman is a CPA and an attorney and practiced in New York prior to forming RFG Financial Group, Inc. in 1994. Mr. Finerman currently serves as President of RFG Financial Group.

KEITH D. GRINSTEIN

     Mr. Grinstein currently serves as a Director of Nextera, a position he has held since January 2000. Mr. Grinstein is Vice Chairman of the Board of Directors of Nextel International, Inc. Mr. Grinstein has been a member of Nextel's Board of Directors since January 1996, its President from January 1996 until March 1999 and its Chief Executive Officer from January 1996 until August 1999. From January 1991 to December 1995, Mr. Grinstein was President and Chief Executive Officer of the aviation communications division of AT&T Wireless Services, Inc., formerly McCaw Cellular Communications, Inc. Mr. Grinstein also held a number of positions at McCaw Cellular Communications and its subsidiaries, including Vice President and Assistant General Counsel of McCaw Cellular Communications and Vice President, General Counsel and Secretary of LIN Broadcasting Company. Mr. Grinstein is also a Director of The Ackerley Group, Inc. and F5 Networks, Inc.


STANLEY E. MARON

     Mr. Maron currently serves as a Director and as Secretary of Nextera, positions he has held since our inception. Mr. Maron is also Director and Secretary of Nextera Enterprises Holdings, Inc., positions he has held since February 1999, and serves as an officer or director of other privately-held affiliates of Knowledge Universe and subsidiaries of Nextera. Mr. Maron is a senior partner in the law firm of Maron & Sandler, a Professional Corporation, which was formed in September 1994. Mr. Maron specializes in corporate and tax law.

MICHAEL D. ROSE


     Mr. Rose currently serves as a Director of Nextera, a position he has held since October 1998. Mr. Rose served as Chairman of the Board of Directors of Promus Hotel Corporation from April 1995 through December 1997 and has continued to serve as a Director since December 1997. Mr. Rose was Chairman of the Board of Directors of Harrah's Entertainment, Inc. from June 1995 to December 1996. From November 1989 to June 1995, Mr. Rose was Chairman of the Board of Directors of The Promus Companies, Incorporated and also served as its Chief Executive Officer from November 1989 to April 1994. Mr. Rose is also a Director of Ashland Inc., First Tennessee National Corporation, General Mills, Inc., Stein Mart, Inc., FelCor Lodging Trust, Inc., ResortQuest International, Inc. and Darden Restaurants, Inc.


RICHARD V. SANDLER


     Mr. Sandler currently serves as a Director of Nextera, a position he has held since our inception. Mr. Sandler is also a Director of Nextera Enterprises Holdings, Inc., a position he has held since February 1999, and serves as an officer or director of other privately-held affiliates of Knowledge Universe and subsidiaries of Nextera. Mr. Sandler is a senior partner in the law firm of Maron & Sandler, a Professional Corporation, which was formed in September 1994. Mr. Sandler specializes in general securities and business law.


RICHARD L. SANDOR


     Dr. Sandor currently serves as a Director of Nextera, a position he has held since January 2000. Dr. Sandor is Chairman of the Board of Directors and Chief Executive Officer of Environmental Financial Products L.L.C., which specializes in developing and trading in environmental, financial and commodity markets, a position he has held since 1998. In 1997 and 1998 Dr. Sandor served as Second Vice Chairman-Strategy for the Chicage Board of Trade. Prior to that time, Dr. Sandor held senior executive positions in the financial services industry and with the Chicago Board of Trade. Dr. Sandor is on the Board of Governors of The School of the Art Institute of Chicago.


ANDREW M. ROSENFIELD


     Mr. Rosenfield currently serves as Chairman of the Board of Directors of Lexecon Inc. and has held various management positions with Lexecon since he co-founded it in 1977. Mr. Rosenfield also serves as a Senior Lecturer in Law at The University of Chicago Law School. Mr. Rosenfield is also Chairman of the Board of Directors and Chief Executive Officer of UNext.com, LLC, an educational services company.


DENNIS W. CARLTON


     Mr. Carlton currently serves as President of Lexecon, a position he has held since November 1997. Mr. Carlton has held various executive positions with Lexecon since 1977. Mr. Carlton is a Professor of Economics at The University of Chicago's Graduate School of Business, a position he has held since 1984.


ROBERT F. STALEY


     Robert F. Staley, Jr. currently serves as our Chief Technology Officer, a position he has held since April 1997. Prior to joining us, Mr. Staley was a Managing Consultant of Renaissance Solutions, Inc. from March 1995 to March 1997. Mr. Staley served as the head of the Database Technology Group of, as well as holding various other managerial and technical positions with, Lotus Development Corporation from 1986 to March 1995.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our Class A Common Stock, Class B Common Stock and other equity securities. Officers, directors and greater-than-ten-percent stockholders are required by Commission regulations to furnish us copies of all Section 16(a) forms they file.


     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater-than-ten-percent beneficial owners were complied with, except that Mr. Burns filed a late Form 3 to report his initial holdings upon becoming a Director, Mr. Fink filed a late Form 5 to report 85,000 stock options he received from Nextera and 700,000 stock options he received from Nextera Enterprises Holdings, Inc. in connection with his appointment as our Chief Executive Officer, and Nextera Enterprises Holdings filed a late Form 5 to report the 700,000 options it granted to Mr. Fink in connection with his appointment as Chief Executive Officer of Nextera.


ITEM 11. EXECUTIVE COMPENSATION


EXECUTIVE COMPENSATION


     The following table sets forth all compensation paid or accrued for the period from February 26, 1997 through December 31, 1997, for the year ended December 31, 1998 and for the year ended December 31, 1999 for our Chief Executive Officer, our former Chief Executive Officer and our four other most highly compensated executive officers whose compensation exceeded $100,000 (collectively, the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE







                                                                                                        LONG TERM
                                                                                                      COMPENSATION
                                                                                                         AWARDS
                                                                                                       SECURITIES
                                                                              ANNUAL                  UNDERLYING
                                                   FISCAL                  COMPENSATION                 OPTIONS          ALL OTHER
    NAME AND POSITION                               YEAR           SALARY               BONUS        (# OF SHARES)      COMPENSATION
Steven B. Fink(1)                                   1999           $100,165           $     --         815,000(2)             --
Chief Executive Officer and Chairman
of the Board of Directors

Gresham T. Brebach, Jr.(3)                          1999           $541,667(4)        $     --         1,575,000        $  3,150(5)
Former Chief Executive Officer and Director         1998           $716,000(4)        $112,500                --        $173,047(5)
                                                    1997           $530,588(4)        $133,000                --              --

Roger Brossy                                        1999           $272,917           $ 76,500                --          15,000(5)
Managing Director, Sibson, and Director             1998(6)        $ 83,333           $100,000            28,000              --

James K. Burns                                      1999(7)        $275,000           $ 67,552           200,000(8)           --
Managing Director, Nextera Interactive, and
Director

Michael P. Muldowney                                1999           $191,000           $ 57,300                --             135(5)
Chief Financial Officer                             1998           $181,417           $ 40,950                --        $ 30,547(5)
                                                    1997           $116,666           $ 24,000                --              --

Ronald K. Bohlin(9)                                 1999           $375,000(10)       $     --                --             480(5)
Former Chief Operating Officer and Director         1998           $450,004(10)       $101,250                --        $168,445(5)
                                                    1997           $337,509(10)       $ 65,000                --              --

--------------------------

(1)  Mr. Fink was named Chief Executive Officer in October 1999.

(2) Includes options to purchase 715,000 shares of our Class A Common Stock that were granted subject to stockholder approval of the Amended and Restated 1998 Equity Participation Plan at our 2000 Annual Meeting of Stockholders (the "Annual Meeting"). Also includes options that Nextera Enterprises Holdings granted to Mr. Fink to purchase 700,000 shares of our Class A Common Stock owned by it. See Compensation Arrangements and Employment Agreements."

(3) Mr. Brebach was our Chief Executive Officer from February 1997 through October 1999.

(4) Includes guaranteed bonus amounts of $125,000, $150,000 and $125,000 earned in 1999, 1998 and 1997, respectively.

(5) Includes (i) for 1998, the dollar value of the difference between the price paid for shares of Common Stock purchased in August 1998 and the fair market value of such Common Stock on the date of purchase, (ii) the value of life insurance paid by the Company and (iii) miscellaneous other benefits.

(6) Represents compensation and awards from August 31, 1998, the date Mr. Brossy joined Nextera, to December 31, 1998.

(7) Represents compensation from February 1, 1999, the date Mr. Burns joined Nextera, to December 31, 1999.

(8) Includes options to purchase 100,000 shares of our Class A Common Stock that were granted subject to stockholder approval of the Amended and Restated 1998 Equity Participation Plan at the Annual Meeting.

(9) Mr. Bohlin was our Chief Operating Officer from February 1997 through August 1999.

(10) Includes guaranteed bonus amounts of $83,333, $100,000 and $75,000 earned in 1999, 1998 and 1997, respectively.


OPTION GRANTS


    The following table sets forth information regarding stock options granted to the Named Executive Officers in 1999.


                           STOCK OPTION GRANTS IN 1999

                                                                                                           POTENTIAL REALIZABLE
                                                            INDIVIDUAL GRANTS                              VALUE AT ASSUMED
                                      ------------------------------------------------------------          ANNUAL RATES OF
                                       NUMBER OF                                                                 STOCK
                                      SECURITIES        PERCENT OF TOTAL                                   PRICE APPRECIATION
                                      UNDERLYING        OPTIONS GRANTED TO   EXERCISE                              FOR
                                        OPTIONS           EMPLOYEES IN        PRICE     EXPIRATION           OPTION TERM(1)
NAME                                    GRANTED            FISCAL 1999       ($/SH)        DATE         ---------------------------
                                                                                                             5%            10%
Steven B. Fink(2)                        800,000(3)            10.0%        $   5.31     10/29/09        2,671,544        6,770,218
                                          15,000                *           $  11.00     02/23/09          103,768          262,968
                                         700,000(4)           N/A           $   5.00     11/01/09        2,201,132        5,578,097

Gresham T. Brebach, Jr.(5)                    --               --               --             --               --              --

Roger Brossy                                  --               --           $   --             --               --               --

James K. Burns                           200,000(6)             2.5         $   7.44     07/27/09          935,795        2,371,489

Michael P. Muldowney                          --               --           $   --             --               --               --

Ronald K. Bohlin                              --               --           $   --             --               --               --



----------

*    Indicates less than 1.0%.


(1) The potential realizable values are based on an assumption that the stock price of the Company's Class A Common Stock will appreciate at the annual rate shown (compounded annually) from the date of grant until the end of the option term, net of the option exercise price. These values do not take into account amounts required to be paid as income taxes under the Internal Revenue Code and any applicable state laws or option provisions providing for termination of an option following termination of employment, non-transferability or vesting. These amounts are calculated based on the requirements promulgated by the Commission and do not reflect our estimate of future stock price growth of the shares of the Class A Common Stock, nor do they give effect to any actual appreciation in the Class A Common Stock. Actual gains, if any, on stock option exercises are dependent on the future performance of the Class A Common Stock and overall stock market conditions.

(2)  Mr. Fink was named Chief Executive Officer in October 1999.

(3) Includes options to purchase 715,000 shares of our Class A Common Stock that were granted subject to stockholder approval of the Amended and Restated 1998 Equity Participation Plan at the Annual Meeting.

(4) Represents options that Nextera Enterprises Holdings granted to Mr. Fink to purchase 700,000 shares of our Class A Common Stock owned by it. See "Compensation Arrangements and Employment Agreements"

(5) Mr. Brebach was our Chief Executive Officer from February 1997 through October 1999.

(6) Includes options to purchase 100,000 shares of our Class A Common Stock that were granted subject to stockholder approval of the Amended and Restated 1998 Equity Participation Plan at the Annual Meeting.

1999 AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES


     The following table sets forth certain information with respect to the exercise of options to purchase our Class A Common Stock during the year ended December 31, 1999, and the unexercised options held and the value thereof at that date, for each of the Named Executive Officers.


                                                            NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                           UNDERLYING UNEXERCISED              IN-THE-MONEY
                                  SHARES        VALUE    OPTIONS AT FISCAL YEAR-END     OPTIONS AT FISCAL YEAR-END
                                ACQUIRED ON   REALIZED               (#)                          ($)(1)
NAME                             EXERCISE        ($)     EXERCISABLE    UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE

Steven B. Fink(2)(3).......          --        $   --     215,000       1,300,000       $1,541,125      $10,051,500
Gresham T. Brebach, Jr.(4).          --        $   --          --              --       $       --      $        --
Roger Brossy...............          --        $   --          --              --       $       --      $        --
James K. Burns(5)..........          --        $   --           0         200,000       $       --      $ 1,087,000
Michael P. Muldowney.......          --        $   --          --              --       $       --      $        --
Ronald K. Bohlin...........          --        $   --          --              --       $       --      $        --

----------

(1) Represents the closing price per share of the underlying shares on the last day of the fiscal year less the option exercise price multiplied by the number of shares. The closing value per share was $12.875 on the last trading day of the fiscal year as reported on the Nasdaq National Market.

(2)  Mr. Fink was named Chief Executive Officer in October 1999.

(3) Of the options to purchase 815,000 shares of our Class A Common Stock granted to Mr. Fink, options to purchase 715,000 shares are subject to stockholder approval of the Amended and Restated 1998 Equity Participation Plan at the Annual Meeting. Includes options that Nextera Enterprises Holdings granted to Mr. Fink to purchase 700,000 shares of our Class A Common Stock owned by it. See "Compensation Arrangements And Employment Agreements."

(4) Mr. Brebach was our Chief Executive Officer from February 1997 through October 1999.

(5) Of the options to purchase 200,000 shares of our Class A Common Stock granted to Mr. Burns, options to purchase 100,000 shares are subject to stockholder approval of the Amended and Restated 1998 Equity Participation Plan at the Annual Meeting.


COMPENSATION OF DIRECTORS


     Directors are reimbursed for all expenses incurred in connection with attendance at Board of Directors and Committee meetings, but do not otherwise receive any compensation for services as a director. In 1999, pursuant to our 1998 Equity Participation Plan, we granted to each of Messrs. Finerman, Fink, Maron, Rose and Sandler in their capacity as independent directors, options to purchase 15,000 shares of Class A Common Stock. From January 1, 2000 through April 14, 2000, pursuant to our 1998 Equity Participation Plan, we granted options to purchase 175,000 shares of our Class A Common Stock to Mr. Burns (of which 75,000 are subject to stockholder approval at the Annual Meeting), 79,700 shares of our Class A Common Stock to Mr. Brossy, 35,000 shares of our Class A Common Stock to Mr. Rose and 50,000 shares of our Class A Common Stock to each of Messrs. Benioff, Clark, Grinstein and Sandor. Following the Annual Meeting, we intend to evaluate director compensation and we may implement a more extensive program for non-employee directors.


COMPENSATION ARRANGEMENTS AND EMPLOYMENT AGREEMENTS


Steven B. Fink


     We have a compensation arrangement with Steven B. Fink, our Chief Executive Officer, under which we agreed to pay Mr. Fink a minimum annual base salary of $600,000, an annual bonus of $300,000 if we equal or exceed our projected revenue and income figures and an additional discretionary annual bonus to be determined by our Board of Directors. Mr. Fink will also be entitled to benefits under our benefit plans. In connection with his appointment as our Chief Executive Officer, we granted Mr. Fink options to purchase up to 85,000 shares of our Class A Common Stock, and we granted Mr. Fink options to purchase up to an additional 715,000 shares of our Class A Common Stock, subject to stockholder approval of the Amended and Restated 1998 Equity Participation Plan at the Annual Meeting, at an exercise price of $5.31 per share. All of these options are subject to adjustments for stock splits, reverse stock splits, stock dividends and other similar transactions affecting such shares. These options have a term of ten years and vest as follows:

     (1) 200,000 options vested on December 22, 1999, when the closing price of our Class A Common Stock, as reported on the Nasdaq National Market, equaled or exceeded $7.50 per share for twenty consecutive trading days;


     (2) 200,000 options vested on January 10, 2000 when the closing price of our Class A Common Stock, as reported on the Nasdaq National Market, equaled or exceeded $10.00 per share for twenty consecutive trading days; and


     (3) an additional 400,000 options will vest if the closing price of our Class A Common Stock, as reported on the Nasdaq National Market or other national securities exchange upon which our Class A Common Stock may be listed in the future, equals or exceeds $12.50 per share for twenty consecutive trading days.


     Notwithstanding the above:



     (1) if Mr. Fink's employment with us terminates at any time for any reason other than as a result of his death or dismissal without "cause," as defined below, any unvested options shall terminate and become unexercisable and will not vest;


     (2) if Mr. Fink dies prior to the vesting of all the 800,000 stock options described herein, any options that would otherwise have vested within the twelve month period following the date of Mr. Fink's death shall vest at the time these options would have vested during that twelve month period and all unvested options at the end of the twelve month period following Mr. Fink's death shall terminate and become unexercisable; or


     (3) if Mr. Fink is terminated without "cause," as defined below, all unvested options shall automatically vest.

     We can terminate Mr. Fink's employment for "cause" if Mr. Fink commits acts of disloyalty or dishonesty which result in, or are intended to result in, personal enrichment to Mr. Fink at our expense; acts of moral turpitude or illegal or unprofessional conduct which may adversely affect our reputation, or our relationships with our customers or suppliers; fraudulent conduct in connection with our business or affairs without regard to the intent of any such conduct; or a material and intentional violation of a directive of our Board of Directors.


     In addition, in connection with Mr. Fink's appointment as our Chief Executive Officer, Nextera Enterprises Holdings, Inc. granted Mr. Fink options to purchase from it up to 700,000 shares of our Class A Common Stock held by it, at an exercise price of $5.00 per share, subject to adjustments for stock splits, reverse stock splits, stock dividends and other similar transactions affecting such shares. These options have a term of ten years and will vest at the earlier of five years from the date of the grant or at the time the closing price of our Class A Common Stock, as reported on the Nasdaq National Market or other national securities exchange upon which our Class A Common Stock may be listed in the future, equals or exceeds $10.00 per share for a period of ninety consecutive trading days.


     Notwithstanding the above:


     (1) if Mr. Fink's employment with us terminates at any time for any reason other than as a result of his death or dismissal without "cause," as defined above, any unvested options shall terminate and become unexercisable and will not vest;


     (2) if Mr. Fink dies prior to the vesting of all the 700,000 stock options described herein, any options that would otherwise have vested within the twelve month period following the date of Mr. Fink's death shall vest at the time these options would have vested during that twelve month period and all unvested options at the end of the twelve month period following Mr. Fink's death shall terminate and become unexercisable; or

     (3) if Mr. Fink is terminated without "cause," as defined above, all unvested options shall automatically vest.


Michael P. Muldowney


     On April, 25, 1997, we entered into an employment agreement with Michael P. Muldowney, our Chief Financial Officer. The agreement provides for a term of one year, which we have the option of renewing annually for additional one-year periods upon at least 90 days prior notice to Mr. Muldowney. We have renewed the agreement through April 30, 2001. Pursuant to the agreement, Mr. Muldowney currently receives an annual base salary of $250,000 and an annual bonus of up to 50% of his base salary, in an amount to be determined by our Board of Directors, as well as benefits under our benefit plans. Under the agreement, Mr. Muldowney purchased units of a predecessor entity at an aggregate purchase price of $5,000 that were ultimately converted into 25,000 shares of our Class A Common Stock and 10,750 shares of our Class B Common Stock. Mr. Muldowney is also subject to noncompetition, nondisclosure, and nonsolicitation covenants.


Roger Brossy


     On August 31, 1998, Sibson & Company, LLC, our subsidiary, entered into an employment agreement with Roger Brossy, one of our Directors. The agreement has a term of two years, as well as automatic renewal on each subsequent anniversary for subsequent one-year terms unless either Mr. Brossy or Sibson gives written notice to the other not less than sixty days prior to such anniversary. Pursuant to the agreement, Mr. Brossy receives a minimum annual base salary of $250,000, an initial annual target bonus equal to 60% of his annual base salary pursuant to Sibson's Annual Incentive Plan, as well as benefits under Sibson's benefit plans. Under the agreement, Mr. Brossy purchased units of a predecessor entity at an aggregate purchase price of $218 that were ultimately converted into 1,554 shares of our Class A Common Stock.


     The agreement also provides that upon Sibson's termination of Mr. Brossy's employment, other than for cause, retirement, disability or death, Sibson shall:


     (1) pay Mr. Brossy the balance of his base salary and a pro-rata share of the applicable bonus to which he would have been entitled to receive through the end of the then applicable term;


     (2) cause any options granted to Mr. Brossy under our 1998 Equity Participation Plan to vest to the extent of 50% of the remaining unvested portion of such options, and


     (3) continue to provide benefits upon the same terms and conditions then in effect on the date of termination through the then applicable term.


     Mr. Brossy is also subject to a Noncompete, Non-Solicitation, Proprietary Information, Confidentiality and Inventions Agreement.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION


     Steven B. Fink served as a member of the Compensation Committee for part of 1999. Mr. Fink is an executive officer of Knowledge Universe, Inc. which holds debentures issued by Nextera with a principal amount, together with accrued interest, of approximately $30.6 million as of March 31, 2000.


     Stanley E. Maron served as a member of the Compensation Committee for part of 1999. Mr. Maron is a senior partner in the law firm of Maron & Sandler. Maron & Sandler billed Nextera approximately $650,000 for legal services rendered to us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth the beneficial ownership of our Class A Common Stock and Class B Common Stock as of April 14, 2000, by (i) all those known by us to be beneficial owners of more than 5% of our Common Stock; (ii) each of our directors; (iii) our Chief Executive Officer and our other four most highly paid executive officers; and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power. Unless otherwise indicated, the address of the persons named below is care of Nextera Enterprises, Inc., One Cranberry Hill, Lexington, MA 02421.


      NAME OF                             BENEFICIAL OWNERSHIP OF            BENEFICIAL OWNERSHIP      BENEFICIAL OWNERSHIP OF CLASS
  BENEFICIAL OWNER                       CLASS A COMMON STOCK(1)(2)      OF CLASS B COMMON STOCK(1)(2)   A AND B COMMON STOCK (1)(2)
                                                                                                                       PERCENT OF
                                                                                                                         ALL
                                           SHARES                            SHARES                                  COMMON STOCK
                                       BENEFICIALLY        PERCENT         BENEFICIALLY    PERCENT OF  PERCENT OF    OUTSTANDING
                                           OWNED            OWNED             OWNED        CLASS       VOTING POWER

Steven B. Fink(3) .................      415,000(4)           1.3%              --            --            *            1.2%
Michael P. Muldowney ..............       70,630(5)            *            25,370            *             *             *
Marc R. Benioff ...................           --               --               --            --            --            --
Roger Brossy ......................      211,203(6)            *                --            --            *             *
James K. Burns ....................      170,000               *                --            --            *             *
Gregory C. Clark ..................           --               --               --            --            --            --
Ralph Finerman ....................       15,000(7)            *                --            --            *             *
Keith D. Grinstein ................        2,000               *                --            --            *             *
Stanley E. Maron ..................       15,000(7)            *                --            --            *             *
Michael D. Rose ...................       15,000(7)            *                --            --            *             *
Richard V. Sandler ................       15,000(7)            *                --            --            *             *
Richard L. Sandor .................           --               --               --            --            --            --
Nextera Enterprises
Holdings, Inc.(8) .................    8,810,000(9)          28.4        3,844,200            89.9%       67.5%         36.2
Lawrence J. Ellison(8) ............    8,810,000(9)          28.4        3,844,200            89.9        67.5          36.2
Michael R. Milken(8) ..............    8,810,000(9)          28.4        3,844,200            89.9        67.5          36.2
Lowell J. Milken(8) ...............    8,810,000(9)          28.4        3,844,200            89.9        67.5          36.2
All directors and
executive officers
  as a group (12 persons)..........      928,833(10)          2.9           25,370              *          1.7           2.7


-------------------------

* Indicates beneficial ownership of less than 1.0% of the outstanding Class A or Class B Common Stock, as applicable.


(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days hereof are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person's percentage ownership, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except for shares held jointly with a person's spouse or subject to applicable community property laws, or as indicated in the footnotes to this table, each stockholder identified in the table possesses the sole voting and disposition power with respect to all shares of Common Stock shown as beneficially owned by such stockholder.

(2) Based on approximately 31,043,485 shares of Class A Common Stock and 3,900,203 shares of Class B Common Stock outstanding as of April 14, 2000.

(3) Mr. Fink was named Chairman of the Board of Directors and Chief Executive Officer in October 1999.

(4) Represents 415,000 shares issuable with respect to options exercisable within 60 days of April 14, 2000. Of these shares, 357,500 are subject to stockholder approval of the Amended and Restated 1998 Equity Participation Plan at the Annual Meeting.

(5) Includes 9,000 shares of Class A Common Stock held by the Muldowney Children Irrevocable Trust. Mr. Muldowney has disclaimed all beneficial ownership of such shares.

(6) Includes 7,000 shares issuable with respect to options exercisable within 60 days of April 14, 2000.


(7) Represents shares issuable with respect to options exercisable within 60 days of April 14, 2000.

(8) Lawrence J. Ellison, Michael R. Milken, and Lowell J. Milken may each be deemed to have the power to direct the voting and disposition of, and to share beneficial ownership of, any shares of Common Stock owned indirectly by Knowledge Enterprises through Nextera Enterprises Holdings, Inc. Lawrence J. Ellison, Michael

     R. Milken, and Lowell J. Milken may be deemed to be a group within the meaning of Rule 13d-5 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Lawrence J. Ellison is Chairman and Chief Executive Officer of Oracle Corporation and a Director of Knowledge Universe, LLC, and Knowledge Universe, Inc. Michael R. Milken is Chairman of the Board of Directors of Knowledge Universe, LLC and Knowledge Universe, Inc. On February 24, 1998, without admitting or denying any liability, Michael R. Milken consented to the entry of a final judgment in the U.S. District Court for the Southern District of New York in Securities and Exchange Commission v. Michael R. Milken et al., which judgment was entered on February 26, 1998, restraining and enjoining Michael R. Milken from associating with any broker, dealer, investment advisor, investment company, or municipal securities dealer and from violating Section 15(a) of the Exchange Act. Lowell J. Milken is Vice-Chairman of the Board of Directors of Knowledge Universe, LLC and Knowledge Universe, Inc. and the brother of Michael R. Milken.

(9) Includes 700,000 shares subject to options to purchase shares of Nextera's Class A Common Stock held by Nextera Enterprises Holdings that were granted to Mr. Fink in November 1999, none of which are currently exercisable.

(10) Includes 482,000 shares issuable with respect to options exercisable within 60 days of April 14, 2000. Of these shares, 357,500 are subject to stockholder approval of the Amended and Restated 1998 Equity Participation Plan at the Annual Meeting. Also includes 9,000 shares of Class A Common Stock held by the Muldowney Children Irrevocable Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


LOANS TO OFFICERS

    In 1998, Nextera Enterprises Holdings, L.L.C., a predecessor entity to us, made loans of $576,000, $72,000 and $62,000 to Gresham T. Brebach, Jr., our former Chief Executive Officer, Michael P. Muldowney, our Chief Financial Officer, and Debra I. Bergevine, our former Vice President, Marketing, the proceeds of which were used to purchase from Nextera Enterprises Holdings, L.L.C. preferred units of Nextera Enterprises Holdings. These loans all bore interest at a rate of 10% per annum. The promissory notes and security documents evidencing this debt were contributed to us. The preferred units purchased by Messrs. Brebach and Muldowney and Ms. Bergevine were ultimately converted to a 1.2%, 0.1% and 0.1% interest, respectively, in the debentures discussed below. The loans to Mr. Brebach and Ms. Bergevine were subsequently repaid by them as part of their severance agreements with us by offsetting the amount they owed under the notes to what they were due under the debentures.

SEVERANCE AGREEMENTS

    We entered into a severance agreement with Mr. Brebach, our former Chief Executive Officer, in connection with his resignation from Nextera to pursue other interests. Under the terms of the severance agreement, we paid Mr. Brebach $166,667, representing his base salary through March 3, 2000 and a bonus of $94,000 for 1999. In addition, in exchange for Mr. Brebach's release of his proportionate interest in the debentures with an approximate principal amount (including accrued interest) of $358,134, we cancelled the remaining principal and interest due under Mr. Brebach's loan amounting to approximately $358,134. We also reimbursed Mr. Brebach approximately $18,000 for carrying costs associated with his California residence.


    We entered into a severance agreement with Mr. Bohlin, our former Chief Operating Officer, in connection with his resignation from Nextera to pursue other interests. Under the terms of the severance agreement, Mr. Bohlin will be paid $225,000, representing his base salary through June 30, 2000. We also paid Mr. Bohlin a bonus of $101,000 for 1999 and will pay up to $10,000 for professional outplacement assistance. In addition, Mr. Bohlin released his proportionate interest in the debentures in return for a cash payment of $32,160, which was the principal amount (including accrued interest) of Mr. Bohlin's interest in the debentures.


    We entered into a severance agreement with Ms. Bergevine, our former Vice President, Marketing, in connection with her resignation from Nextera to pursue other interests. Under the terms of the severance agreement, Ms. Bergevine will be paid $92,663, representing her base salary through June 30, 2000. We also paid Ms. Bergevine a bonus of $40,000 for 1999 and will pay up to $2,500 for professional outplacement assistance. In addition, in exchange for Ms. Bergevine's release of her proportionate interest in the debentures with an approximate principal amount (including accrued interest) of $45,545, we cancelled the remaining principal and interest due under Ms. Bergevine's loan amounting to approximately $32,901 and made a cash payment to Ms. Bergevine of $12,644 for the difference between the value of Ms. Bergevine's interest in the debentures and the amount due under her loan.

BRIDGE LOAN AND DEBENTURES

    Knowledge Universe, Inc., Nextera, and a third party amended an existing bridge loan on December 31, 1998. Under the amended bridge loan, Knowledge Universe, Inc. loaned $37.5 million to us and we, along with certain of our subsidiaries, granted Knowledge Universe, Inc. a security interest in substantially all of our and their respective assets and properties. The security interest was equivalent to the security interest granted to the other party to the bridge loan. These same subsidiaries also guaranteed our obligations under the bridge loan. The amended bridge loan provided for an interest rate of 12% per annum and extended the maturity of the bridge loan to April 30, 1999. We used $31.1 million of the proceeds of the loan from Knowledge Universe, Inc. to finance the acquisition of Lexecon, $4.2 million to finance the payment of bonuses to certain key non-stockholder executives of Lexecon, $2.0 million to finance the acquisition of the Alexander Corporation and $2.2 million for general corporate purposes, including working capital. The bridge loan was further amended effective April 15, 1999 to extend the maturity date to May 31, 1999.


     In connection with our 1998 equity recapitalization, approximately $48.0 million was recorded as debentures due to affiliates. Knowledge Universe holds a 98.3% interest in the debentures, which interest was acquired for approximately $47.1 million. The debentures were subsequently amended in connection with the acquisition of Lexecon, and further amended effective April 15, 1999. During 1999, we utilized a portion of the net proceeds that we received from our initial public offering of Class A Common Stock to repay to Knowledge Universe, Inc. approximately $25.2 million of principal and interest due under the debentures and $38.5 million of principal and interest due under the bridge loan. The remaining amounts due under the bridge loan to the third party were paid in full.


     Steven B. Fink and Gregory J. Clark are executive officers of Knowledge Universe, Inc. which holds an interest in the debentures with a principal amount, together with accrued interest, of approximately $30.6 million as of March 31, 2000.


MANAGEMENT, ATTORNEYS' AND ACCOUNTING FINANCIAL SERVICES FEES


     We paid management fees of $410,000 in 1999 to Knowledge Universe, Inc. under a management fee agreement entered into in 1997. We also paid a supplemental management fee of $1.5 million to Knowledge Universe, Inc. for additional services rendered to us during 1998. Effective May 1999, the management fee agreement under which these fees were incurred was terminated.


     The law firm of Maron & Sandler has served as our general counsel since our inception. Stanley E. Maron and Richard V. Sandler, two of our Directors, are partners of Maron & Sandler. In 1999, Maron & Sandler billed us approximately $650,000 for legal services rendered to us.


     Since June 1997, we have retained RFG Financial Group, Inc. to provide accounting and financial services. Ralph Finerman, our Director, is President of RFG Financial Group, Inc.


CONSULTING SERVICES


     We from time to time perform professional consulting services for Knowledge Universe, Inc. and some of its affiliates. All such transactions were, and will be, entered into on an arm's length basis in accordance with Delaware law. Net revenues recognized from performance of these services were approximately $290,000 in 1999. During 1999, we recognized approximately $3.7 million of net revenues in connection with professional services performed for an entity whose chairman, founder and Chief Executive Officer is a senior executive of one our subsidiaries and in which an affiliate of Knowledge Universe, Inc. is a minority investor.


OUR INVESTMENTS


     During 1999, we performed professional consulting services for and recognized net revenues totaling $869,000 from certain entities in which we made equity investments during 1999. Knowledge Universe, Inc. or its affiliates have made controlling and non-controlling equity investments in all of these entities.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


May 1, 2000


                                           NEXTERA ENTERPRISES, INC.


                                           By: /s/ STEVEN B. FINK
                                              ----------------------------------
                                                   Steven B. Fink
                                              Chief Executive Officer and
                                              Chairman of the Board of Directors