Form 10-K/A
period 1999-12-31
NEXTERA ENTERPRISES INC
filed 2000-05-02
CIK 1070534

   ==========================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 2


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

   ==========================================================================

     The following item of Nextera Enterprises, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 is hereby amended and is set forth in its entirety as amended. The purpose of this Amendment No. 2 to Nextera's Annual Report on Form 10-K is to correct a typographical error and transposition in the Summary Compensation Table set forth in "Part III -- Item 11 -- Executive Compensation."

                                    PART III

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


                           SUMMARY COMPENSATION TABLE


                                                                                                        LONG TERM
                                                                                                      COMPENSATION
                                                                                                         AWARDS
                                                                                                       SECURITIES
                                                                              ANNUAL                  UNDERLYING
                                                   FISCAL                  COMPENSATION                 OPTIONS          ALL OTHER
    NAME AND POSITION                               YEAR           SALARY               BONUS        (# OF SHARES)      COMPENSATION
Steven B. Fink(1)                                   1999           $100,165           $     --         1,515,000(2)          --
Chief Executive Officer and Chairman
of the Board of Directors

Gresham T. Brebach, Jr.(3)                          1999           $541,667(4)        $     --                --        $  3,150(5)
Former Chief Executive Officer and Director         1998           $716,000(4)        $112,500                --        $173,047(5)
                                                    1997           $530,588(4)        $133,000                --              --

Roger Brossy                                        1999           $272,917           $ 76,500                --          15,000(5)
Managing Director, Sibson, and Director             1998(6)        $ 83,333           $100,000            28,000              --

James K. Burns                                      1999(7)        $275,000           $ 67,552           200,000(8)           --
Managing Director, Nextera Interactive, and
Director

Michael P. Muldowney                                1999           $191,000           $ 57,300                --             135(5)
Chief Financial Officer                             1998           $181,417           $ 40,950                --        $ 30,547(5)
                                                    1997           $116,666           $ 24,000                --              --

Ronald K. Bohlin(9)                                 1999           $375,000(10)       $     --                --             480(5)
Former Chief Operating Officer and Director         1998           $450,004(10)       $101,250                --        $168,445(5)
                                                    1997           $337,509(10)       $ 65,000                --              --

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


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