Form 10-Q
period 2000-03-31
NEXTERA ENTERPRISES INC
filed 2000-05-15
CIK 1070534

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

                  For the quarterly period ended March 31, 2000

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

                                 Yes [X]  No [ ]

         As of April 28, 2000 there were 31,043,485 shares of $.001 par value Class A Common Stock outstanding and 3,900,203 shares of $.001 par value Class B Common Stock outstanding.

================================================================================

                            NEXTERA ENTERPRISES, INC.
                          Quarterly Report on Form 10-Q
                      for the Quarter Ended March 31, 2000

                                      INDEX

PART I. FINANCIAL INFORMATION

                                                                                                   Page No.
                                                                                                   --------
     Item 1.    Financial Statements

                Consolidated Balance Sheets as of March 31, 2000
                  and December 31, 1999                                                                 2

                Consolidated Statements of Operations for the
                  Three Months Ended March 31, 2000 and 1999                                            3

                Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 2000 and 1999                                            4

                Notes to Consolidated Financial Statements                                              5

     Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                             7

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk                             11


PART II. OTHER INFORMATION


     Item 6.    Exhibits and Reports on Form 8-K                                                       11

                Signatures                                                                             12

                        PART I - - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                            NEXTERA ENTERPRISES, INC.

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

                                                                            March 31, 2000      December 31, 1999 (1)
                                                                            --------------      ---------------------
                                                                             (unaudited)

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                  $  4,263                $  7,011
   Accounts receivable, net of allowance for
     doubtful accounts of $1,936 at March 31, 2000
     and $953 at December 31, 1999                                              54,988                  38,930
   Costs and estimated earnings in excess of billings                            4,759                   7,092
   Due from affiliates                                                             223                     156
   Due from officers                                                                94                      93
   Prepaid expenses and other current assets                                     5,341                   2,460
                                                                              --------                --------
     Total current assets                                                       69,668                  55,742
Property and equipment, net                                                     11,344                  10,587
Intangible assets, net of accumulated amortization of $8,052
     at March 31, 2000 and $6,700 at December 31, 1999                         163,667                 155,800
Other assets                                                                     7,283                   4,633
                                                                              --------                --------
     Total assets                                                             $251,962                $226,762
                                                                               =======                ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                      $ 20,565                $ 19,512
   Notes payable to bank                                                         2,661                     248
   Deferred revenue                                                              1,160                   1,505
   Due to affiliates                                                               744                     752
   Current portion of long-term debt and capital lease obligations                 672                     690
                                                                              --------                --------
     Total current liabilities                                                  25,802                  22,707
Long-term debt and capital lease obligations                                     3,225                   4,021
Senior credit facilitiy                                                         42,926                  22,946
Debentures due to affiliates                                                    29,831                  29,831
Other long-term liabilities                                                      1,708                   1,200
Stockholders' equity:
   Preferred Stock, $0.001 par value, 10,000,000 shares authorized,
     no shares issued and outstanding                                               --                      --
   Exchangeable shares, no par value, 2,500,000 shares authorized,
     197,813 shares issued and outstanding at March 31, 2000
     and December 31, 1999                                                         495                     495
   Class A Common Stock, $0.001 par value, 50,000,000 shares
     authorized, 30,729,058 and 30,633,049 shares issued
     at March 31, 2000 and December 31, 1999                                        31                      31
   Class B Common Stock, $0.001 par value, 4,300,000 shares
     authorized, 4,274,630 shares issued and outstanding at
     March 31, 2000 and December 31, 1999                                            4                       4
   Additional paid-in capital                                                  162,819                 162,299
   Treasury Stock, at cost, 60,000 shares Class A Common
     Stock at March 31, 2000                                                      (502)                     --
   Retained earnings (deficit)                                                 (14,620)                (17,105)
   Accumulated other comprehensive income                                          243                     333
                                                                              --------                --------
     Total stockholders' equity                                                148,470                 146,057
                                                                              --------                --------
     Total liabilities and stockholders' equity                               $251,962                $226,762
                                                                              ========                ========


(1)  Derived from audited financial statements as of December 31, 1999.

                 See Notes to Consolidated Financial Statements

                            NEXTERA ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               (In thousands, except per share amounts; unaudited)

                                                              Three Months         Three Months
                                                                  Ended                Ended
                                                             March 31, 2000       March 31, 1999
                                                             --------------       --------------

Net revenues                                                   $46,962                $36,145
Cost of revenues                                                26,216                 20,512
                                                                ------                -------
     Gross profit                                               20,746                 15,633
Selling, general and administrative expenses                    13,388                 10,154
Amortization expense                                             1,352                  1,034
Special charges                                                     --                  4,384
                                                               -------                -------
     Income from operations                                      6,006                     61
Interest expense, net                                           (1,700)                (3,783)
                                                               -------                -------
     Income (loss) before provision for income taxes             4,306                 (3,722)
Provision for income taxes                                       1,821                     --
                                                               -------                -------
     Net income (loss)                                         $ 2,485                $(3,722)
                                                               =======                =======

Net income (loss) per common share, basic                      $  0.07                $ (0.17)
                                                               =======                =======

Net income (loss) per common share, diluted                    $  0.07                $ (0.17)
                                                               =======                =======

Weighted average common shares outstanding, basic               35,157                 21,610
                                                               =======                =======

Weighted average common shares outstanding, diluted             36,689                 21,610
                                                               =======                =======


                 See Notes to Consolidated Financial Statements

                            NEXTERA ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (In thousands, unaudited)

                                                                               Three Months      Three Months
                                                                                  Ended             Ended
                                                                              March 31, 2000    March 31, 1999
                                                                              --------------    --------------

Cash flows from operating activities:
    Net income (loss)                                                            $  2,485        $ (3,722)
    Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
       Depreciation and amortization                                                2,420           1,738
       Non-cash compensation charges                                                   --           4,350
       Change in operating assets and liabilities, net of
          effect of acquired businesses:
          Accounts receivable                                                     (16,361)         (3,432)
          Due from affiliate                                                          (67)            160
          Due to affiliate                                                             (8)           (623)
          Prepaid expenses and other current assets                                (2,903)           (631)
          Accounts payable and accrued expenses                                       166             678
          Costs and estimated earnings in excess of billings                        2,333             191
          Deferred revenue                                                           (345)            413
          Other                                                                       540             383
                                                                                 --------        --------
              Net cash used in operating activities                               (11,740)           (495)
                                                                                 --------        --------

Cash flows from investing activities:
    Purchase of property and equipment                                             (1,808)           (809)
    Acquisition of businesses, net of cash acquired                                (8,205)            (13)
    Other investments                                                                (415)             --
                                                                                 --------        --------
              Net cash used in investing activities                               (10,428)           (822)
                                                                                 --------        --------

Cash flows from financing activities:
    Proceeds from issuance of Class A and Class B Common Stock                        520             609
    Due from officers                                                                  --             (17)
    Borrowings (repayments) under notes payable to bank                            19,993            (669)
    Borrowings under bridge loan payable                                               --           2,000
    Repurchases of Class A Common Stock                                              (502)             --
    Repayments of long-term debt and capital lease obligations                       (514)           (248)
                                                                                 --------        --------
              Net cash provided by financing activities                            19,497           1,675
                                                                                 --------        --------
    Effects of exchange rates on cash and cash equivalents                            (77)             --
                                                                                 --------        --------
    Net increase (decrease) in cash and cash equivalents                           (2,748)            358
    Cash and cash equivalents at beginning of period                                7,011           1,496
                                                                                 --------        --------
    Cash and cash equivalents at end of period                                   $  4,263        $  1,854
                                                                                 ========        ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                     $  1,352        $  1,823
                                                                                 ========        ========
    Cash paid during the period for income taxes                                 $  1,984        $     --
                                                                                 ========        ========

                 See Notes to Consolidated Financial Statements

                            NEXTERA ENTERPRISES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.         BASIS OF PRESENTATION

         The accompanying financial statements of Nextera Enterprises, Inc. ("Nextera" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

         The consolidated balance sheet as of December 31, 1999 has been derived from the consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         These financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 30, 2000.

ACQUISITIONS

         The Company has used the purchase method of accounting for all acquisitions. Operating results of acquired companies have been included in the Company's results of operations only from the date of each respective acquisition. Allocation of purchase price for these acquisitions was based upon estimates of the fair value of the net assets acquired and is subject to adjustments based upon finalization of the purchase price allocation and post closing adjustments. The Company does not expect that the aggregate purchase price allocation or post-closing adjustments will be material.

2000

         Effective January 1, 2000, the Company acquired substantially all of the assets and certain liabilities of Cambridge Economics, Inc. ("Cambridge Economics"), a Massachusetts-based consulting firm that provides strategic, economic and business transformation and other services to a diverse group of domestic and international clients. Cambridge Economics was acquired for $8.4 million of cash and a $2.1 million promissory note payable June 30, 2002, subject to post-closing adjustments.

1999

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

         Effective January 29, 1999, the Company acquired The Alexander Corporation Limited ("Alexander"), a United Kingdom-based human resources consulting firm. Alexander was acquired for (pound)360,000 (approximately $590,000 as of January 29, 1999) and 150,000 shares of Class A Common Stock.

Note 2.         EARNINGS (LOSS) PER SHARE

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

         Basic and diluted earnings (loss) per share were calculated as follows:

         (In thousands, except per share amounts; unaudited)

                                                     THREE MONTHS ENDED

                                              MARCH 31, 2000      MARCH 31, 1999
                                              --------------      --------------

Net income (loss)                                 $ 2,485            $ (3,722)
                                                  =======            ========
Weighted average common shares
   outstanding - basic                             35,157              21,610
Dilutive effect of options and warrants             1,532                  --
                                                  -------            --------
Weighted average common shares
   outstanding -diluted                            36,689              21,610
                                                  =======            ========

Basic net income (loss) per common share          $  0.07            $  (0.17)
                                                  =======            ========
Diluted net income (loss) per common share        $  0.07            $  (0.17)
                                                  =======            ========

Note 3.         COMPREHENSIVE INCOME (LOSS)

       Comprehensive income (loss) combines net income (loss) and "other comprehensive items," which represents certain amounts that are reported as components of stockholders' equity in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses on available-for-sale investments. During the first quarter of 2000 and 1999, the Company's comprehensive income (loss) totaled $2.4 million and a loss of $3.7 million, respectively.

                            NEXTERA ENTERPRISES, INC.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The disclosure and analysis in this quarterly report contain "forward-looking statements." Forward-looking statements give our current expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "foresee," "should," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these forward-looking statements include statements relating to future actions or the outcome of financial results. From time to time, we also may provide oral or written forward-looking statements in other materials released to the public. Any or all of the forward-looking statements in this report and in any other public statements may turn out to be incorrect. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially.

         Forward-looking statements are based on many factors that may be outside our control, causing actual results to differ materially from those suggested. These factors include, but are not limited to, those disclosed in the Company's filings with the Securities and Exchange Commission, which include risks associated with: our limited combined operating history; our history of losses and the possibility that we may not be able to sustain or increase recent profitability; uncertainties concerning the growth rate for commerce on the Internet; our ability to attract and retain skilled consultants; our ability to successfully integrate recent acquisitions; and voting control held by a single large stockholder whose interests may be different than those of other stockholders. New factors emerge from time to time, and it is not possible for us to predict all these factors nor can we assess the impact of these factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on forward-looking statements as a prediction of actual results.

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

         In addition, we make minority investments in independently managed companies that we believe are well positioned to take advantage of opportunities created by the Internet. We have co-invested in these companies with other well-known early-stage investors. We believe that our relationships with Knowledge Universe, Inc. and its affiliates, coupled with the broad based expertise resident in our consulting practices, allow us access to early-stage investment opportunities and the ability to focus our investment capital in the most promising of those entities.

    We provide our services across a broad spectrum of industries, including communications, consumer products, diversified services, energy, entertainment, financial services, government, health care, insurance, manufacturing, media, retail and technology. Our clients principally consist of Fortune 500 and other multinational companies.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 AND THREE MONTHS ENDED MARCH 31, 1999

         Net Revenues. Net revenues increased 30% to $47.0 million for the three months ended March 31, 2000 from $36.1 million for the three months ended March 31, 1999. This increase was primarily attributable to an increase in e-commerce and e-business revenues and to the inclusion of revenues generated by ERG, which was acquired effective June 1, 1999, SCCAP, which was acquired September 30, 1999 and Cambridge Economics, which was acquired January 1, 2000.

         Gross Profit. Gross profit increased 32.7% to $20.7 million for the three months ended March 31, 2000 from $15.6 million for the three months ended March 31, 1999. Gross margin as a percentage of sales increased to 44.2% for the three months ended March 31, 2000 from 43.3% for the three months ended March 31, 1999. The increase in gross margin was due primarily to the acquisitions of ERG and Cambridge Economics.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 31.8% to $13.4 million for the three months ended March 31, 2000 from $10.2 million for the three months ended March 31, 1999. As a percentage of revenues, such expenses increased slightly to 28.5% for the three months ended March 31, 2000 from 28.1% for the three months ended March 31, 1999.

         Interest Expense, Net. Interest expense, net decreased to $1.7 million for the three months ended March 31, 2000 from $3.8 million for the three months ended March 31, 1999. This decrease was due primarily to the repayment of a portion of the Company's outstanding indebtedness with the proceeds from the Company's initial public offering of Class A Common Stock, which was completed in May 1999.

         Special Charges. In March 1999, the Company granted to certain non-employee consultants of Lexecon fully-vested options to purchase 445,245 shares of Class A Common Stock at an exercise price of $14.00 per share. The Company recorded a non-cash compensation charge of $4.4 million related to the grant of these options in the three months ended March 31, 1999.

         Income tax expense. Income tax expense of $1.8 million, or 42.3% of pretax income, was recorded for the three months ended March 31, 2000. The provision varies from the statutory rate primarily due state income taxes and the unfavorable impact of nondeductible goodwill amortization. No tax benefit was recorded during the three months ended March 31, 1999 due to the Company's inception to date lack of cumulative profitability.

LIQUIDITY AND CAPITAL RESOURCES

         Consolidated working capital was $43.9 million on March 31, 2000, compared with $33.0 million on December 31, 1999. Included in working capital were cash and cash equivalents of $4.3 million and $7.0 million on March 31, 2000 and December 31, 1999, respectively.

         Net cash used in operating activities was $11.7 million for the three months ended March 31, 2000. The primary components of net cash used in operating activities were an increase in accounts receivables of $16.4 million, offset in part by net income of $2.5 million and depreciation and amortization expense of $2.4 million.

         Net cash used in investing activities was $10.4 million for the three months ended March 31, 2000. The primary components of cash used in investing activities were the acquisition of Cambridge Economics in January 2000, totaling $8.2 million, net of cash acquired, expenditures of $1.8 million for furniture, equipment and leasehold improvements and other investments of $0.4 million.

         Net cash provided by financing activities was $19.5 million for the three months ended March 31, 2000. The primary components of cash generated from financing activities were borrowings under notes payables to banks totaled $20.0 million, of which $8.4 million was incurred in connection with acquisitions completed during the three months ended March 31, 2000.

         Effective December 30, 1999, the Company entered into a Senior Credit Facility which matures on March 29, 2002 and, as currently allocated, provides for a $25 million revolving credit arrangement, intended for general corporate purposes, and a $30 million revolving acquisition facility. The Senior Credit Facility contains covenants, with which the Company was in compliance as of March 31, 2000, related to the maintenance of financial ratios, operating restrictions and restrictions on the payment of dividends and disposition of assets. As of March 31, 2000, total borrowings outstanding under the Senior Credit Facility were $42,926,000. The Company believes that the available capacity under the credit facility will be sufficient to meet its operating and capital requirements for the next twelve months. However, there can be no assurances that the Company's actual cash needs will not exceed anticipated levels, that the Company will generate sufficient operating cash flows to fund its operations in the absence of other sources or that acquisition opportunities will not arise that require resources in excess of those currently available.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

         Interest Rate Risk

         We are exposed to changes in interest rates primarily from our senior credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the interest rate yield curve would not have a material adverse effect on interest sensitive financial instruments at March 31, 2000.

         Foreign Currency Risk

         Currently, the majority of our sales and expenses are denominated in U.S. dollars and as a result we have not experienced significant foreign exchange gains and losses to date. While we are conducting some transactions in foreign currencies during 2000, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging activities to date.

                           PART II. Other Information

Item 6.   Exhibits and Reports on Form 8-K.


      (a)   Exhibits

                27.1     Financial Data Schedule

      (b)   Reports on Form 8-K

                No reports on Form 8-K were filed by the Company during the three months ended March 31, 2000.

                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NEXTERA ENTERPRISES, INC.
                                     (Registrant)


Date:  May 15, 2000                  By:  /s/ Steven B. Fink
                                     -----------------------------------
                                     Steven B. Fink
                                     Chief Executive Officer and Chairman
                                     of the Board of Directors
                                     (Principal Executive Officer)


                                     NEXTERA ENTERPRISES, INC.
                                     (Registrant)


Date:  May 15, 2000                  By:  /s/ Michael P. Muldowney
                                     -----------------------------------
                                     Michael P. Muldowney
                                     Chief Financial Officer
                                     (Principal Financial and Accounting
                                     Officer)