Form 10-Q
period 2000-06-30
NEXTERA ENTERPRISES INC
filed 2000-08-14
CIK 1070534

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

                  For the quarterly period ended June 30, 2000

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

                                 Yes [X]  No [ ]

         As of July 31, 2000 there were 31,254,789 shares of $.001 par value Class A Common Stock outstanding and 3,848,560 shares of $.001 par value Class B Common Stock outstanding.

================================================================================

                            NEXTERA ENTERPRISES, INC.
                          Quarterly Report on Form 10-Q
                       for the Quarter Ended June 30, 2000

                                      INDEX

PART I. FINANCIAL INFORMATION

                                                                       Page No.
                                                                       --------
     Item 1.    Financial Statements

                Consolidated Balance Sheets as of June 30, 2000
                  and December 31, 1999                                    2

                Consolidated Statements of Operations for the
                  Three Months Ended June 30, 2000 and 1999                3

                Consolidated Statements of Operations for the
                  Six Months Ended June 30, 2000 and 1999                  4

                Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 2000 and 1999                  5

                Notes to Consolidated Financial Statements                 6

     Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      9

     Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                             15

PART II. OTHER INFORMATION

     Item 2.    Changes in Securities and Use of Proceeds                 15

     Item 4.    Submission of Matters to a Vote of Security Holders       16

     Item 6.    Exhibits and Reports on Form 8-K                          17

                Signatures                                                18

                        PART I - - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                            NEXTERA ENTERPRISES, INC.

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

                                                                    June 30, 2000  December 31, 1999 (1)
                                                                    -------------  ---------------------
                                                                     (unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                          $   7,980         $   7,011
   Accounts receivable, net of allowance for
     doubtful accounts of $1,978 at June 30, 2000
     and $953 at December 31, 1999                                       53,529            38,930
   Costs and estimated earnings in excess of billings                     2,865             7,092
   Due from affiliates                                                       53               156
   Due from officers                                                         98                93
   Prepaid expenses and other current assets                              7,831             2,460
                                                                      ---------         ---------
     Total current assets                                                72,356            55,742
Property and equipment, net                                              11,715            10,587
Intangible assets, net of accumulated amortization of $9,417
     at June 30, 2000 and $6,700 at December 31, 1999                   162,279           155,800
Other assets                                                              6,307             4,633
                                                                      ---------         ---------
     Total assets                                                     $ 252,657         $ 226,762
                                                                      =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                              $  18,365         $  19,512
   Notes payable to bank                                                  2,609               248
   Deferred revenue                                                       1,020             1,505
   Due to affiliates                                                        744               752
   Current portion of long-term debt and capital lease
     obligations                                                            651               690
                                                                      ---------         ---------
     Total current liabilities                                           23,389            22,707
Long-term debt and capital lease obligations                              3,132             4,021
Senior credit facilitiy                                                  46,799            22,946
Debentures due to affiliates                                             29,831            29,831
Other long-term liabilities                                               1,558             1,200
Stockholders' equity:
   Preferred Stock, $0.001 par value, 10,000,000 shares
     authorized, no shares issued and outstanding                            --                --
   Exchangeable shares, no par value, 2,500,000 shares
     authorized, 0 and 197,813 shares issued and
     outstanding at June 30, 2000 and December 31, 1999                      --               495
   Class A Common Stock, $0.001 par value, 75,000,000 shares
     authorized, 31,373,941 and 30,633,049 shares issued
     at June 30, 2000 and December 31, 1999                                  31                31
   Class B Common Stock, $0.001 par value, 4,300,000 shares
     authorized, 3,848,560 and 4,274,630 shares issued and
     outstanding at June 30, 2000 and December 31, 1999                       4                 4
   Additional paid-in capital                                           163,419           162,299
   Treasury Stock, at cost, 122,000 shares Class A Common
     Stock at June 30, 2000                                                (821)               --
   Retained earnings (deficit)                                          (14,765)          (17,105)
   Accumulated other comprehensive income                                    80               333
                                                                      ---------         ---------
     Total stockholders' equity                                         147,948           146,057
                                                                      ---------         ---------
     Total liabilities and stockholders' equity                       $ 252,657         $ 226,762
                                                                      =========         =========


(1)  Derived from audited financial statements as of December 31, 1999.


                 See Notes to Consolidated Financial Statements

                            NEXTERA ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               (In thousands, except per share amounts; unaudited)

                                                                   Three Months       Three Months
                                                                      Ended               Ended
                                                                  June 30, 2000       June 30, 1999
                                                                  -------------       -------------

Net revenues                                                        $44,040              $36,519
Cost of revenues                                                     24,992               20,470
                                                                    -------              -------
     Gross profit                                                    19,048               16,049
Selling, general and administrative expenses                         14,240               10,594
Amortization expense                                                  1,365                1,156
Special charges                                                       1,870                1,705
                                                                    -------              -------
     Income from operations                                           1,573                2,594
Interest and other expense, net                                      (1,828)              (2,591)
                                                                    -------              -------
     Income (loss) before provision for income taxes                   (255)                   3
Provision (Benefit) for income taxes                                   (110)                   2
                                                                    -------              -------
     Net income (loss)                                              $  (145)                   1
                                                                    =======              =======

Net income (loss) per common share, basic                           $  0.00              $  0.00
                                                                    =======              =======

Net income (loss) per common share, diluted                         $  0.00              $  0.00
                                                                    =======              =======

Weighted average common shares outstanding, basic                    35,118               28,240
                                                                    =======              =======

Weighted average common shares outstanding, diluted                  35,118               28,802
                                                                    =======              =======

                 See Notes to Consolidated Financial Statements

                            NEXTERA ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               (In thousands, except per share amounts; unaudited)

                                                                      Six Months         Six Months
                                                                         Ended              Ended
                                                                    June 30, 2000       June 30, 1999
                                                                    -------------       -------------
Net revenues                                                          $91,002              $72,664
Cost of revenues                                                       51,208               40,982
                                                                       ------              -------
     Gross profit                                                      39,794               31,682
Selling, general and administrative expenses                           27,628               20,748
Amortization expense                                                    2,717                2,190
Special charges                                                         1,870                6,089
                                                                      -------              -------
     Income from operations                                             7,579                2,655
Interest and other expense, net                                        (3,528)              (6,374)
                                                                      -------              -------
     Income (loss) before provision for income taxes                    4,051               (3,719)
Provision for income taxes                                              1,711                    2
                                                                      -------              -------
     Net income (loss)                                                $ 2,340              ($3,721)
                                                                      =======              =======

Net income (loss) per common share, basic                             $  0.07              ($ 0.15)
                                                                      =======              =======

Net income (loss) per common share, diluted                           $  0.07              ($ 0.15)
                                                                      =======              =======

Weighted average common shares outstanding, basic                      35,137               24,925
                                                                      =======              =======

Weighted average common shares outstanding, diluted                    35,913               24,925
                                                                      =======              =======

                 See Notes to Consolidated Financial Statements

                            NEXTERA ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (In thousands, unaudited)

                                                                               Six Months        Six Months
                                                                                 Ended              Ended
                                                                             June 30, 2000      June 30, 1999
                                                                             -------------      -------------
Cash flows from operating activities:
    Net income (loss)                                                          $  2,340           $ (3,721)
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                                              4,796              3,594
       Non-cash compensation charges                                                 --              6,031
       Change in operating assets and liabilities, net of
          effect of acquired businesses:
          Accounts receivable                                                   (15,867)            (3,059)
          Due from affiliate                                                        103                381
          Due to affiliate                                                           (8)              (696)
          Prepaid expenses and other current assets                              (3,452)             3,306
          Accounts payable and accrued expenses                                  (1,946)               859
          Costs and estimated earnings in excess of billings                      4,227             (1,563)
          Deferred revenue                                                         (485)               391
          Other                                                                     379               (606)
                                                                               --------           --------
              Net cash provided by (used in) operating activities                (9,913)             4,917
                                                                               --------           --------

Cash flows from investing activities:

    Purchase of property and equipment                                           (3,189)            (2,331)
    Acquisition of businesses, net of cash acquired                              (8,264)           (11,465)
    Other investments                                                              (415)                --
                                                                               --------           --------
              Net cash used in investing activities                             (11,868)           (13,796)
                                                                               --------           --------

Cash flows from financing activities:
    Proceeds from issuance of Class A and Class B Common Stock                      624            103,654
    Due from officers                                                                --                387
    Borrowings (repayments) under notes payable to bank                          23,814             11,749
    Borrowings under bridge loan payable                                             --              2,000
    Repayments of bridge loan payable                                                --            (79,564)
    Repayment of debentures due to affiliates                                        --            (25,607)
    Repurchases of Class A Common Stock                                            (821)                --
    Repayments of long-term debt and capital lease obligations                     (631)              (811)
                                                                               --------           --------
              Net cash provided by financing activities                          22,986             11,808
                                                                               --------           --------
    Effects of exchange rates on cash and cash equivalents                         (236)                --
                                                                               --------           --------
    Net increase (decrease) in cash and cash equivalents                            969              2,929
    Cash and cash equivalents at beginning of period                              7,011              1,496
                                                                               --------           --------
    Cash and cash equivalents at end of period                                   $7,980           $  4,425
                                                                               ========           ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                   $  2,845           $  6,569
                                                                               ========           ========
    Cash paid during the period for income taxes                               $  4,509           $     --
                                                                               ========           ========

                 See Notes to Consolidated Financial Statements

                            NEXTERA ENTERPRISES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  BASIS OF PRESENTATION

         The accompanying financial statements of Nextera Enterprises, Inc. ("Nextera" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

ACQUISITIONS

         The Company has used the purchase method of accounting for all acquisitions. Operating results of acquired companies have been included in the Company's results of operations only from the date of each respective acquisition. Allocation of purchase price for these acquisitions was based upon estimates of the fair value of the net assets acquired and, in certain instances, is subject to adjustments based upon finalization of the purchase price allocation. The Company does not expect that the aggregate purchase price allocation adjustments will be material.

2000

         Effective January 1, 2000, the Company acquired substantially all of the assets and certain liabilities of Cambridge Economics, Inc. ("Cambridge Economics"), a Massachusetts-based consulting firm that provides strategic, economic and business transformation and other services to a diverse group of domestic and international clients. Cambridge Economics was acquired for $8.4 million of cash and a $2.1 million promissory note.

1999

         Effective September 30, 1999, the Company, through Sibson AP, LLC, a newly formed acquisition subsidiary of the Company, acquired substantially all of the assets of SCCAP Pty Limited ("SCCAP"). SCCAP, an Australian human resources consulting firm, was acquired for $1.7 million in cash.

         Effective June 1, 1999, the Company acquired substantially all of the assets and certain liabilities of The Economics Resource Group, Inc. ("ERG"), a Massachusetts-based consulting firm that provides economic and strategic services primarily to energy and other regulated industries. ERG was acquired for $9.6 million of cash and a $2.4 million promissory note.

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

         Basic and diluted earnings (loss) per share were calculated as follows:

         (In thousands, except per share amounts; unaudited)


                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                    -----------------------------      ----------------------------
                                                    JUNE 30, 2000   JUNE 30, 1999      JUNE 30, 2000  JUNE 30, 1999
                                                    -------------   -------------      -------------  -------------
Net income (loss)                                      $  (145)        $     1            $ 2,340       $ (3,721)
                                                       =======         =======            =======       ========
Weighted average common shares
   outstanding - basic                                  35,118          28,240             35,137         24,925
Dilutive effect of options and warrants                     --             562                776             --
                                                       -------         -------            -------       --------
Weighted average common shares
   outstanding - diluted                                35,118          28,802             35,913         24,925
                                                       =======         =======            =======       ========

Basic net income (loss) per common share               $  0.00         $  0.00            $  0.07       $  (0.15)
                                                       =======         =======            =======       ========
Diluted net income (loss) per common share             $  0.00         $  0.00            $  0.07       $  (0.15)
                                                       =======         =======            =======       ========

Note 3.     COMPREHENSIVE INCOME (LOSS)


      Comprehensive income combines net income (loss) and "other comprehensive items," which represents certain amounts that are reported as components of stockholders' equity in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses on available-for-sale investments. During the second quarter of 2000 and 1999, the Company's comprehensive loss totaled $0.3 million and $0.0 million, respectively. For the first six months of 2000 and 1999, the Company's comprehensive income (loss) totaled $2.1 million and a loss of $3.7 million, respectively.

Note 4.     RECENT ACCOUNTING PRONOUNCEMENT

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101, as amended, summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to adopt the accounting provisions of SAB No. 101, no later than the fourth quarter of 2000. The Company does not believe that the implementation of SAB No. 101 will have a significant effect on its results of operations.

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

         During the second quarter of 2000, we began the development of certain new service offerings. These offering seek to leverage and expand our core competencies and include:

- Capital Services. A service offering which focuses on private equity investors. This practice has initiated four assignments exceeding $1 million each from portfolio company investments of Nextera's private equity clients.

- Accelerated Transformation. A service offering which combines Nextera's core competencies in strategy, marketing, people and technology consulting to build integrated, end-to-end solutions for large-scale business transformation.

- E-pay. An e-business compensation program for configuring e-business organizations, designing capital structure and equity incentives, and deploying rewards and performance management systems.

- Turnover Reduction. A service uncovering the true costs of turnover and the return on turnover investments.

- Nexcel. A web-based organizational assessment tool that quickly collects and analyzes employee data about the behaviors that drives an organization's ability to compete in the New Economy.

         In addition to the practice areas and service offerings noted above, we make minority investments in independently managed companies that we believe are well positioned to take advantage of opportunities created by the Internet. We have co-invested in these companies with other well-known early-stage investors. We believe that our relationships with Knowledge Universe, Inc. and its affiliates, coupled with the broad based expertise resident in our consulting practices, allow us access to early-stage investment opportunities and the ability to focus our investment capital in the most promising of those entities.

    We provide our services across a broad spectrum of industries, including communications, consumer products, diversified services, energy, entertainment, financial services, government, health care, insurance, manufacturing, media, retail and technology. Our clients principally consist of Fortune 500 and other multinational companies.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 AND THREE MONTHS ENDED JUNE 30, 1999

         Net Revenues. Net revenues increased 21% to $44.0 million for the three months ended June 30, 2000 from $36.5 million for the three months ended June 30, 1999. This increase was primarily attributable to an increase in interactive technology services revenues and to the inclusion of revenues generated by ERG, which was acquired effective June 1, 1999, SCCAP, which was acquired September 30, 1999 and Cambridge Economics, which was acquired January 1, 2000, offset in part by a decrease in revenues from our Human Capital Services. The decrease in revenues from Human Capital Services primarily resulted from the investment of internal resources during the quarter in the development of certain new service offerings. The Company expects that continued investment in the development of these service offerings may continue to adversely effect revenue generation for the quarter ended September 30, 2000.

         Gross Profit. Gross profit increased 19% to $19.0 million for the three months ended June 30, 2000 from $16.0 million for the three months ended June 30, 1999. Gross margin as a percentage of sales decreased to 43.3% for the three months ended June 30, 2000 from 43.9% for the three months ended June 30, 1999. The decrease in gross margin was due primarily to higher levels of subcontractors utilized during 2000 than in 1999. Utilization of such subcontracted services, in most instances, results in a lower gross margin than work performed by internal resources.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 34.4% to $14.2 million for the three months ended June 30, 2000 from $10.6 million for the three months ended June 30, 1999. As a percentage of revenues, such expenses increased to 32.3% for the three months ended June 30, 2000 from 29.0% for the three months ended June 30, 1999. The increase in spending principally reflects higher spending in sales and marketing activities as the Company seeks to support certain new service offerings, as well as the incremental costs associated with acquired entities.

         Interest and Other Expense, Net. Interest and other expense, net decreased to $1.8 million for the three months ended June 30, 2000 from $2.6 million for the three months ended June 30, 1999. This decrease was due primarily to the repayment of a portion of the Company's outstanding indebtedness with the proceeds from the Company's initial public offering of Class A Common Stock, which was completed in May 1999.

         Special Charges. In June 2000, the Company recorded a charge of $1.9 million as a result of severance costs incurred in connection with management changes at the Company's Interactive Technologies Services Group.

         The Company recorded a non-cash compensation expense of $1.7 million in the three months ended June 30, 1999, which represented the difference between the fair value of fully-vested options granted to certain non-stockholder employees of Lexecon on the date of grant of $10.00 per share, and the $1.50 exercise price of the options.

         Income tax expense. The Company recorded an income tax benefit of $0.1 million, or 43.1% of pretax loss for the three months ended June 30, 2000. The provision varies from the statutory rate primarily due to state income taxes and the unfavorable impact of nondeductible goodwill amortization.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 AND SIX MONTHS ENDED
JUNE 30, 1999

         Net Revenues. Net revenues increased 25% to $91.0 million for the six months ended June 30, 2000 from $72.7 million for the six months ended June 30, 1999. This increase was primarily attributable to an increase in interactive technology services revenues and to the inclusion of revenues generated by ERG, which was acquired effective June 1, 1999, SCCAP, which was acquired September 30, 1999 and Cambridge Economics, which was acquired January 1, 2000.

         Gross Profit. Gross profit increased 26% to $39.8 million for the six months ended June 30, 2000 from $31.7 million for the six months ended June 30, 1999. Gross margin as a percentage of sales increased slightly to 43.7% for the six months ended June 30, 2000 from 43.6% for the six months ended June 30, 1999.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 33.2% to $27.6 million for the six months ended June 30, 2000 from $20.7 million for the six months ended June 30, 1999. As a percentage of revenues, such expenses increased to 30.4% for the six months ended June 30, 2000 from 28.6% for the six months ended June 30, 1999. The increase in spending principally reflects higher spending in sales and marketing activities as the Company seeks to support certain new service offerings, as well as the incremental costs associated with acquired entities.

         Interest and Other Expense, Net. Interest and other expense, net decreased to $3.5 million for the six months ended June 30, 2000 from $6.4 million for the six months ended June 30, 1999. This decrease was due primarily to the repayment of a portion of the Company's outstanding indebtedness with the proceeds from the Company's initial public offering of Class A Common Stock, which was completed in May 1999.

         Special Charges. In June 2000, the Company recorded a charge of $1.9 million as a result of severance costs incurred in connection with management changes at the Company's Interactive Technologies Services Group.

         The Company recorded a non-cash compensation expense of $1.7 million in May 1999, which represented the difference between the fair value of fully-vested options granted to certain non-stockholder employees of Lexecon on the date of grant of $10.00 per share, and the $1.50 exercise price of the options.

         In March 1999, the Company granted to certain non-employee consultants of Lexecon fully-vested options to purchase 445,245 shares of Class A Common Stock at an exercise price of $14.00 per share. The Company recorded a non-cash compensation charge of $4.4 million related to the grant of these options in the three months ended March 31, 1999.

         Income tax expense. Income tax expense of $1.7 million, or 42.2% of pretax income, was recorded for the six months ended June 30, 2000. The provision varies from the statutory rate primarily due state income taxes and the unfavorable impact of nondeductible goodwill amortization. No tax benefit was recorded during the six months ended June 30, 1999 due to the Company's inception to date lack of cumulative profitability.

LIQUIDITY AND CAPITAL RESOURCES

         Consolidated working capital was $49.0 million on June 30, 2000, compared with $33.0 million on December 31, 1999. Included in working capital were cash and cash equivalents of $8.0 million and $7.0 million on June 30, 2000 and December 31, 1999, respectively.

         Net cash used in operating activities was $9.9 million for the six months ended June 30, 2000. The primary components of net cash used in operating activities were an increase in accounts receivables of $15.9 million, offset in part by net income of $2.3 million and depreciation and amortization expense of $4.8 million.

         Net cash used in investing activities was $11.9 million for the six months ended June 30, 2000. The primary components of cash used in investing activities were the acquisition of Cambridge Economics in January 2000, totaling $8.3 million, net of cash acquired, expenditures of $3.2 million for furniture, equipment and leasehold improvements and other investments of $0.4 million.

         Net cash provided by financing activities was $23.0 million for the six months ended June 30, 2000. The primary components of cash generated from financing activities were borrowings under notes payable to banks totaling $23.8 million, of which $8.4 million was incurred in connection with acquisitions completed during the three months ended March 31, 2000.

         Effective December 30, 1999, the Company entered into a Senior Credit Facility which matures on March 29, 2002 and, as currently allocated, provides for a $25 million revolving credit arrangement, intended for general corporate purposes, and a $30 million revolving acquisition facility. The Senior Credit Facility contains covenants, with which the Company was in compliance as of June 30, 2000, related to the maintenance of financial ratios, operating restrictions and restrictions on the payment of dividends and disposition of assets. As of June 30, 2000, total borrowings outstanding under the Senior Credit Facility were $46.8 million. The Company believes that the available capacity under the credit facility will be sufficient to meet its operating and capital requirements for the next twelve months. However, there can be no assurances that the Company's actual cash needs will not exceed anticipated levels, that the Company will generate sufficient operating cash flows to fund its operations in the absence of other sources or that acquisition opportunities will not arise that require resources in excess of those currently available.

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

         To date we have spent immaterial amounts to comply with requirements regarding the Year 2000. We believe that we will spend minimal additional amounts for Year 2000 issues in the foreseeable future. These assessments have not been independently verified. If we discover Year 2000 errors or defects in our internal systems, we may have to spend substantial amounts in making repairs.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

         Interest Rate Risk

         We are exposed to changes in interest rates primarily from our senior credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the interest rate yield curve would not have a material adverse effect on interest sensitive financial instruments at June 30, 2000.

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


                           PART II. Other Information


Item 2.           Changes in Securities and Use of Proceeds

         (a) Our stockholders approved an amendment and restatement of our Amended and Restated Certificate of Incorporation at our Annual Meeting on June 15, 2000. The amendment and restatement that was approved by the stockholders increased the authorized number of shares of Class A Common Stock from 50,000,000 to 75,000,000 shares. The total number of authorized shares of Class B Common Stock and Preferred Stock remained unchanged. The Second Amended and Restated Certificate of Incorporation of Nextera Enterprises, Inc. was filed in the Office of the Secretary of State of the State of Delaware on June 20, 2000.

         The principal purposes of this amendment and restatement, among others, were to enable additional shares of our Class A Common Stock to be issued under our stock option plans, to authorize additional shares of Class A Common Stock that will be available if the Board of Directors determines to raise additional capital through the sale of securities, to acquire another company or its business or its assets or to establish a strategic relationship with a corporate partner. The amendment and restatement that was approved by the stockholders will allow an additional 25,000,000 shares of Class A Common Stock to be available for issuance by our Board of Directors without any further stockholder approval, although in specific instances, stockholder approval may be required in accordance with the requirements of the Nasdaq National Market.

         (c) Effective May 9, 2000, we issued 197,813 shares of our Class A Common Stock to certain Canadian stockholders of our subsidiary, Sibson Canada Co. These shares of Class A Common Stock were issued in exchange for 197,813 shares of the capital stock of Sibson Canada Co. held by these stockholders. This transaction was undertaken in reliance upon the exemption from the registration requirements of the Securities Act afforded by Regulation S of the Securities Act. The foregoing transaction did not involve a distribution or public offering. We did not engage any underwriters in connection with the foregoing transaction and did not pay any underwriting discounts or commissions.

Item 4.   Submission of Matters to a Vote of Security Holders

         On June 15, 2000, an annual meeting of the stockholders of Nextera was held in Santa Monica, California. At the meeting, all of directors were re-elected, which directors constituted all of the directors of the Company at the time of the annual meeting. The matters voted upon and the votes cast at the annual meeting were as follows:


            Election of Directors                 Votes For                  Votes Withheld
            ---------------------                 ---------                  --------------
         Steven B. Fink                           56,604,173                     83,110
         Marc R. Benioff                          56,594,923                     92,360
         Roger Brossy                             56,605,326                     81,957
         James K. Burns                           56,595,451                     91,832
         Gregory J. Clark                         56,594,276                     93,007
         Ralph Finerman                           56,603,029                     84,254
         Keith D. Grinstein                       56,603,826                     83,457
         Stanley E. Maron                         56,590,873                     96,410
         Michael D. Rose                          56,603,751                     83,532
         Richard V. Sandler                       56,593,226                     94,057


                                                                               Votes Against          Broker
            Other Matters Voted Upon                              For         and Abstentions       Non-Votes
            ------------------------                              ---         ---------------       ---------
1.   Approval of an amendment and restatement of the
     Amended and Restated Certificate of Incorporation
     increasing the number of authorized shares of
     Class A Common Stock from 50,000,000 to 75,000,000.
                                                               56,375,838          329,445               0

2.   Approval of an amendment and restatement of the
     1998 Equity Participation Plan of Nextera Enterprises,
     Inc. to increase the total number of shares authorized
     for issuance thereunder from 7,000,000 to 12,000,000
     and to increase the maximum annual award limit from
     100,000 to 850,000 shares.
                                                               55,396,233        1,291,050               0



3.   Approval of an amendment and restatement of the
     Nextera/Lexecon Limited Purpose Stock Option Plan of
     Nextera Enterprises, Inc. to increase the maximum
     annual award limit from 375,000 to 500,000 shares.
                                                               55,282,276        1,405,007               0

4.   Ratification of the selection of Ernst & Young LLP as
     the independent auditors for the fiscal year ending
     December 31, 2000.                                        56,650,333           36,860               0

Item 6                  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                        27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

                        No reports on Form 8-K were filed by Nextera during the three months ended June 30, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NEXTERA ENTERPRISES, INC.
                                         (Registrant)


Date:  August 14, 2000                   By: /s/ Steven B. Fink
                                         ---------------------------------------
                                         Steven B. Fink
                                         Chief Executive Officer and Chairman
                                         of the Board of Directors
                                         (Principal Executive Officer)


                                         NEXTERA ENTERPRISES, INC.
                                         (Registrant)


Date:  August 14, 2000                   By: /s/ Michael P. Muldowney
                                         ---------------------------------------
                                         Michael P. Muldowney
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)