Form 10-Q
period 2000-09-30
NEXTERA ENTERPRISES INC
filed 2000-11-14
CIK 1070534

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

                For the quarterly period ended September 30, 2000

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

                                 Yes [X] No [ ]

     As of October 31, 2000 there were 31,270,789 shares of $.001 par value Class A Common Stock outstanding and 3,848,560 shares of $.001 par value Class B Common Stock outstanding.


================================================================================

                            NEXTERA ENTERPRISES, INC.
                          Quarterly Report on Form 10-Q
                    for the Quarter Ended September 30, 2000

                                      INDEX

PART I. FINANCIAL INFORMATION

                                                                        PAGE NO.
     Item 1. Financial Statements

             Consolidated Balance Sheets as of September 30, 2000
               and December 31, 1999                                       3

             Consolidated Statements of Operations for the
               Three Months Ended September 30, 2000 and 1999              4

             Consolidated Statements of Operations for the
               Nine Months Ended September 30, 2000 and 1999               5

             Consolidated Statements of Cash Flows for the
               Nine Months Ended September 30, 2000 and 1999               6

             Notes to Consolidated Financial Statements                    7

     Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                  10

     Item 3. Quantitative and Qualitative Disclosures About Market Risk   16


PART II. OTHER INFORMATION

     Item 5. Other Information                                            16

     Item 6. Exhibits and Reports on Form 8-K                             17

             Signatures                                                   18

                        PART I - - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                            NEXTERA ENTERPRISES, INC.

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)


                                       SEPTEMBER 30, 2000   DECEMBER 31, 1999(1)
                                       ------------------   -------------------
                                           (unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                 $  1,361             $  7,011
   Accounts receivable, net of allowance
     for doubtful accounts of $3,206 at
     September 30, 2000 and $953 at
     December 31, 1999                         44,264               38,930
   Costs and estimated earnings in
     excess of billings                         3,023                7,092
   Due from affiliates                              3                  156
   Due from officers                               98                   93
   Prepaid expenses and other current
     assets                                    14,384                2,460
                                             --------             --------
     Total current assets                      63,133               55,742
Property and equipment, net                    12,921               10,587
Intangible assets, net of accumulated
  amortization of $10,779 at
  September 30, 2000 and $6,700 at
  December 31, 1999                           160,719              155,800
Other assets                                   10,836                4,633
                                             --------             --------
     Total assets                            $247,609             $226,762
                                             ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses     $ 19,360             $ 19,512
   Notes payable to bank                          275                  248
   Deferred revenue                             1,616                1,505
   Senior credit facility                      46,021                   --
   Due to affiliates                              752                  752
   Current portion of long-term debt and
     capital lease obligations                  3,202                  690
                                             --------             --------
     Total current liabilities                 71,226               22,707
Long-term debt and capital lease
  obligations                                   3,346                4,021
Senior credit facility                             --               22,946
Debentures due to affiliates                   29,831               29,831
Other long-term liabilities                     1,666                1,200
Stockholders' equity:
   Preferred Stock, $0.001 par value,
     10,000,000 shares authorized,
     no shares issued and outstanding              --                   --
   Exchangeable shares, no par value,
     2,500,000 shares authorized,
     0 and 197,813 shares issued and
     outstanding at September 30, 2000
     and December 31, 1999                         --                  495
   Class A Common Stock, $0.001 par value,
     75,000,000 shares authorized, 31,396,789
     and 30,633,049 shares issued at
     September 30, 2000 and December 31, 1999      31                   31
   Class B Common Stock, $0.001 par value,
     4,300,000 shares authorized, 3,848,560
     and 4,274,630 shares issued and
     outstanding at September 30, 2000
     and December 31, 1999                          4                    4
   Additional paid-in capital                 163,430              162,299
   Treasury Stock, at cost, 126,000 shares
     Class A Common Stock at
     September 30, 2000                          (834)                  --
   Retained earnings (deficit)                (21,017)             (17,105)
   Accumulated other comprehensive income         (74)                 333
                                             --------             --------
     Total stockholders' equity               141,540              146,057
                                             --------             --------
     Total liabilities and stockholders'
       equity                                $247,609             $226,762
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

                 See Notes to Consolidated Financial Statements

                            NEXTERA ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               (In thousands, except per share amounts; unaudited)



                                            THREE MONTHS         THREE MONTHS
                                               ENDED                ENDED
                                         SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                         ------------------   ------------------

Net revenues                                  $ 35,805             $40,094
Cost of revenues                                25,492              22,755
                                              --------             -------
     Gross profit                               10,313              17,339
Selling, general and
  administrative expenses                       17,268              11,531
Amortization expense                             1,362               1,243
                                              --------             -------
     Income (loss) from operations              (8,317)              4,565
Interest and other expense, net                 (2,132)             (1,222)
                                              --------             -------
     Income (loss) before income taxes         (10,449)              3,343
Provision (Benefit) for income taxes            (4,208)                 --
                                              --------             -------
     Net income (loss)                        $ (6,241)              3,343
                                              ========             =======

Net income (loss) per common share, basic     $  (0.18)            $  0.10
                                              ========             =======

Net income (loss) per common share, diluted   $  (0.18)            $  0.09
                                              ========             =======

Weighted average common shares
  outstanding, basic                            35,114              35,032
                                              ========             =======

Weighted average common shares
  outstanding, diluted                          35,114              35,359
                                              ========             =======



                 See Notes to Consolidated Financial Statements

                            NEXTERA ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               (In thousands, except per share amounts; unaudited)



                                             NINE MONTHS          NINE MONTHS
                                                ENDED                ENDED
                                         SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                         ------------------   ------------------

Net revenues                                  $126,807             $112,758
Cost of revenues                                76,700               63,737
                                              --------             --------
     Gross profit                               50,107               49,021
Selling, general and administrative expenses    44,896               32,279
Amortization expense                             4,079                3,433
Special charges                                  1,870                6,089
                                              --------             --------
     Income (loss) from operations                (738)               7,220
Interest and other expense, net                 (5,660)              (7,596)
                                              --------             --------
     Loss before income taxes                   (6,398)                (376)
Provision (benefit) for income taxes            (2,497)                   2
                                              --------             --------
     Net loss                                 $ (3,901)            $   (378)
                                              ========             ========

Net loss per common share, basic and diluted  $  (0.11)            $  (0.01)
                                              ========             ========

Weighted average common shares outstanding,
   basic and diluted                            35,129               28,303
                                              ========             ========




                 See Notes to Consolidated Financial Statements

                            NEXTERA ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (In thousands, unaudited)



                                          NINE MONTHS            NINE MONTHS
                                             ENDED                   ENDED
                                       SEPTEMBER 30, 2000     SEPTEMBER 30, 1999
                                       ------------------     ------------------

Cash flows from operating activities:
  Net loss                                  $  (3,901)             $   (378)
  Adjustments to reconcile net loss to
     net cash provided by (used in)
     operating activities:
    Depreciation and amortization               7,283                 5,690
    Non-cash compensation charges                  --                 6,031
    Change in operating assets and
      liabilities, net of effect
      of acquired businesses:
      Accounts receivable                      (9,587)               (5,483)
      Due from affiliate                          153                   211
      Due to affiliate                             (3)                 (725)
      Prepaid expenses and other
        assets                                 (6,124)                2,021
      Accounts payable and accrued expenses    (6,212)                1,091
      Costs and estimated earnings in excess
        of billings                             4,069                (2,481)
      Deferred revenue                            111                   273
      Other                                       450                  (692)
                                            ---------              --------
        Net cash provided by (used in)
          operating activities                (13,761)                5,558
                                            ---------              --------

Cash flows from investing activities:
  Purchase of property and equipment           (5,520)                (3,678)
  Acquisition of businesses, net of
    cash acquired                              (8,205)               (14,007)
  Other investments                              (415)                    --
                                            ---------               --------
        Net cash used in investing
          activities                          (14,140)               (17,685)
                                            ---------               --------

Cash flows from financing activities:
  Proceeds from issuance of Class A and
    Class B Common Stock                          636                103,722
  Due from officers                                --                    387
  Borrowings (repayments) under notes
    payable to bank                            23,102                 15,704
  Borrowings under bridge loan payable             --                  2,000
  Repayments of bridge loan payable                --                (79,564)
  Repayment of debentures due to affiliates        --                (25,607)
  Repurchases of Class A Common Stock            (834)                    --
  Repayments of long-term debt and capital
    lease obligations                            (263)                  (721)
                                            ---------               --------
        Net cash provided by financing
          activities                           22,641                 15,921
                                            ---------               --------
  Effects of exchange rates on cash
    and cash equivalents                         (390)                    --
                                            ---------               --------
  Net increase (decrease) in cash
    and cash equivalents                       (5,650)                 3,794
  Cash and cash equivalents at
    beginning of period                         7,011                  1,496
                                            ---------               --------
  Cash and cash equivalents at
    end of period                           $   1,361               $  5,290
                                            =========               ========

Supplemental disclosure of cash
  flow information:
  Cash paid during the period for interest  $   4,005               $  6,957
                                            =========               ========
  Cash paid during the period for
    income taxes                            $   4,471               $     --
                                            =========               ========


                 See Notes to Consolidated Financial Statements

                            NEXTERA ENTERPRISES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1. BASIS OF PRESENTATION

     The accompanying financial statements of Nextera Enterprises, Inc. ("Nextera" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

     Basic and diluted earnings (loss) per share were calculated as follows:

               (In thousands, except per share amounts; unaudited)



                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                    2000          1999           2000            1999
                                                -------------  -------------  -------------  -------------


Net income (loss)                                 $  (6,241)      $ 3,343      $ (3,901)      $    (378)
                                                  =========       =======      ========       =========
Weighted average common shares
   outstanding - basic
                                                     35,114        35,032        35,129          28,303
Dilutive effect of options and warrants                  --           327            --              --
                                                  ---------       -------      --------       ---------
Weighted average common shares
   outstanding - diluted
                                                     35,114        35,359        35,129          28,303
                                                  =========       =======      ========       =========

Basic net income (loss) per common share          $   (0.18)      $  0.10      $  (0.11)      $   (0.01)
                                                  =========       =======      ========       =========
Diluted net income (loss) per common  share       $   (0.18)      $  0.09      $  (0.11)      $   (0.01)
                                                  =========       =======      ========       =========

Note 3. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income combines net income (loss) and "other comprehensive items," which represents certain amounts that are reported as components of stockholders' equity in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses on available-for-sale investments. During the third quarter of 2000 and 1999, the Company's comprehensive income (loss) totaled a loss of $6.4 million and income of $3.3 million, respectively. For the nine months of 2000 and 1999, the Company's comprehensive loss totaled $4.3 million and $0.4 million, respectively.

Note 4. RECENT ACCOUNTING PRONOUNCEMENT

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101, as amended, summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will adopt the accounting provisions of SAB No. 101 in the fourth quarter of 2000. The Company does not believe that the implementation of SAB No. 101 will have a significant effect on its results of operations.

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

     Forward-looking statements are based on many factors that may be outside our control, causing actual results to differ materially from those suggested. These factors include, but are not limited to, those disclosed in the Company's filings with the Securities and Exchange Commission, which include risks associated with: our limited combined operating history; our history of losses and the possibility that we may not be able to attain or increase profitability; uncertainties concerning the growth rate for commerce on the Internet; our ability to attract and retain skilled consultants; our ability to successfully integrate recent acquisitions; and voting control held by a single large stockholder whose interests may be different than those of other stockholders. Additional risks relating to the continued quotation of our Class A common stock on the Nasdaq National Market System are contained in Item 5 of Part II. New factors emerge from time to time, and it is not possible for us to predict all these factors nor can we assess the impact of these factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Our practice portfolio includes:

- Strategy and Research Services. This practice provides economic analyses of business conditions, pricing models, relevant business frameworks, business practices and litigation support. Through this practice we also assist senior management in proactively developing electronic business strategies and implementing business plans.

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

- Turnover Reduction. A service uncovering the true costs of turnover and the return on retention investments.

- Nexcel. A web-based organizational assessment tool that quickly collects and analyzes employee data about the behaviors that drive an organization's ability to compete in the New Economy.

     In addition to the practice areas and service offerings noted above, we have made selective minority investments in independently managed companies that we believe are well positioned to take advantage of opportunities created by the Internet. We have co-invested in these companies with other well-known early-stage investors. We believe that our relationships with Knowledge Universe, Inc. and its affiliates, coupled with the broad based expertise resident in our consulting practices, allow us access to early-stage investment opportunities and the ability to focus our investment capital in the most promising of those entities.

     We provide our services across a broad spectrum of industries, including communications, consumer products, diversified services, energy, entertainment, financial services, government, health care, insurance, manufacturing, media, retail and technology. Our clients principally consist of Fortune 500 and other multinational companies.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 AND THREE MONTHS ENDED SEPTEMBER 30, 1999

     Net Revenues. Net revenues decreased 10.7% to $35.8 million for the three months ended September 30, 2000 from $40.1 million for the three months ended September 30, 1999. This decrease was primarily attributable to a decrease in Interactive Technology Consulting Services revenues, offset in part by the inclusion of revenues generated by SCCAP, which was acquired September 30, 1999 and Cambridge Economics, which was acquired January 1, 2000. The decrease in revenues from Interactive Technologies Consulting Services primarily resulted from an industry wide decline in demand for information technology consulting services as many Global 2000 entities are readdressing their Internet technology needs, resulting in longer sales cycles. The Company expects that this decreased demand level will continue at least for the balance of the year and that its fourth quarter revenues will approximate those recorded in the third quarter.

     Gross Profit. Gross profit decreased 40.5% to $10.3 million for the three months ended September 30, 2000 from $17.3 million for the three months ended September 30, 1999. Gross margin as a percentage of sales decreased to 28.8% for the three months ended September 30, 2000 from 43.2% for the three months ended September 30, 1999. The decrease in gross margin was due primarily to decreased chargeability from Interactive Technology Consulting Services as a result of the decline in demand for services in this practice area.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 49.8% to $17.3 million for the three months ended September 30, 2000 from $11.5 million for the three months ended September 30, 1999. As a percentage of revenues, such expenses increased to 48.2% for the three months ended September 30, 2000 from 28.8% for the three months ended September 30, 1999. The increase in spending principally reflects higher spending in sales and marketing activities as the Company seeks to support certain new service offerings, the inclusion of bad debt provision in the quarter of approximately $2.0 million for potential write offs, as well as the incremental costs associated with acquired entities.

     Interest and Other Expense, Net. Interest and other expense, net increased to $2.1 million for the three months ended September 30, 2000 from $1.2 million for the three months ended September 30, 1999. The increase principally related to borrowings incurred in connection with acquisitions, as well as debt incurred to finance working capital needs.

     Special Charges. As a result primarily of the reduction in demand for technology services, the Company initiated a restructuring in the fourth quarter of 2000, resulting in a reduction of workforce totaling 114 consulting and administrative personnel, principally in the Interactive Technology Consulting Services practice area. The Company will record a restructuring charge of $1.5 to $2.0 million in the fourth quarter, primarily for severance, as a result of this workforce reduction. Additionally, the company expects to incur a charge of approximately $5.0 million in the fourth quarter of 2000 as a special one time incentive-related expense.

     Income tax expense. The Company recorded an income tax benefit of $4.2 million, or 40.3% of pretax loss for the three months ended September 30, 2000. The provision varies from the statutory rate primarily due to state income taxes and the unfavorable impact of nondeductible goodwill amortization.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 AND NINE MONTHS ENDED SEPTEMBER 30, 1999

     Net Revenues. Net revenues increased 12.5% to $126.8 million for the nine months ended September 30, 2000 from $112.8 million for the nine months ended September 30, 1999. This increase was primarily attributable to the inclusion of revenues generated by ERG, which was acquired effective June 1, 1999, SCCAP, which was acquired September 30, 1999 and Cambridge Economics, which was acquired January 1, 2000.

     Gross Profit. Gross profit increased 2.2% to $50.1 million for the nine months ended September 30, 2000 from $49.0 million for the nine months ended September 30, 1999. Gross margin as a percentage of sales decreased to 39.5% for the nine months ended September 30, 2000 from 43.5% for the nine months ended September 30, 1999, primarily due to decreased chargeability from Interactive Technology Consulting Services as a result of the decline in demand for services in this practice area.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 39.1% to $44.9 million for the nine months ended September 30, 2000 from $32.3 million for the nine months ended September 30, 1999. As a percentage of revenues, such expenses increased to 35.4% for the nine months ended September 30, 2000 from 28.6% for the nine months ended September 30, 1999. The increase in spending principally reflects higher spending in sales and marketing activities as the Company seeks to support certain new service offerings, as well as the incremental costs associated with acquired entities.

     Interest and Other Expense, Net. Interest and other expense, net decreased to $5.7 million for the nine months ended September 30, 2000 from $7.6 million for the nine months ended September 30, 1999. This decrease was due primarily to the repayment of a portion of the Company's outstanding indebtedness with the proceeds from the Company's initial public offering of Class A Common Stock, which was completed in May 1999.

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

     Income tax expense. Income tax benefit of $2.5 million, or 39.0% of pretax income, was recorded for the nine months ended September 30, 2000. The provision varies from the statutory rate primarily due state income taxes and the unfavorable impact of nondeductible goodwill amortization. No tax benefit was recorded during the nine months ended September 30, 1999 due to the Company's inception to date lack of cumulative profitability.

LIQUIDITY AND CAPITAL RESOURCES

     Consolidated working capital was a deficit of $8.1 million on September 30, 2000, compared with $33.0 million on December 31, 1999. The decrease in working capital principally relates to the reclassification of the $46.0 million of debt incurred under the Company's Senior credit facility to current as of September 30, 2000. As a result of the Company's third quarter operating loss, the Company was not in compliance with certain covenants contained in the senior credit facility. The Company's lenders have granted a waiver of non-compliance through December 31, 2000. In connection with this waiver, the lenders are requiring that Nextera obtain commitments for investments in Nextera's equity or subordinated debt securities of at least $10.0 million by December 15, 2000 and an additional $20.0 million by December 29, 2000. The Company will also be required to deliver approximately $2.4 million in additional funds to the lenders to collateralize certain letters of credit that will become due in the fourth quarter of 2000. Prior to December 31, 2000, the terms of the waiver generally prevent Nextera from incurring capital expenditures in excess of $3.0 million, incurring additional indebtedness, making acquisition and making other specified investments. The Company is working with its lenders to amend the senior credit facility to achieve more favorable covenants. However, there can be no assurances that such negotiations will be successful or that Nextera will be able to comply with the requirements of the waiver described above. Any inability to successfully conclude such negotiations or comply with the waiver conditions could have a material adverse effect on Nextera's results of operations and financial condition.

     Net cash used in operating activities was $13.8 million for the nine months ended September 30, 2000. The primary components of net cash used in operating activities were a net loss of $3.9 million, an increase in prepaid expenses and other assets of $6.1 million, an increase in accounts receivables of $9.6 million and a decrease of $6.2 million in accounts payable and accrued expenses, offset in part by depreciation and amortization expense of $7.3 million.

     Net cash used in investing activities was $14.1 million for the nine months ended September 30, 2000. The primary components of cash used in investing activities were the acquisition of Cambridge Economics in January 2000, totaling $8.2 million, net of cash acquired, expenditures of $5.5 million for furniture, equipment and leasehold improvements and other investments of $0.4 million.

     Net cash provided by financing activities was $22.6 million for the nine months ended September 30, 2000. The primary components of cash generated from financing activities were borrowings under notes payable to banks totaling $23.1 million, of which $8.4 million was incurred in connection with acquisitions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

     Interest Rate Risk

     We are exposed to changes in interest rates primarily from our senior credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the interest rate yield curve would not have a material adverse effect on interest sensitive financial instruments at September 30, 2000.

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


                           PART II. Other Information

Item 5 Other Information.

     Our common stock may be delisted from the Nasdaq National Market, which may adversely affect the market for our common stock.

     On September 11, 2000, we were notified that our common stock will be delisted from the Nasdaq National Market on December 13, 2000, as a result of our failure to meet the maintenance requirements of the Nasdaq National Market. Specifically, our common stock had failed to maintain a minimum bid price of $5.00 over the previous 30 trading days. As a result of this development, we have entered into negotiations with Nextera Enterprises Holdings, Inc., the Knowledge Universe subsidiary which holds $30 million of our subordinated debt, concerning the conversion of all or part of the debt into an equity instrument. While we believe that the conversion of the debt will satisfy an alternative maintenance requirement of the Nasdaq National Market, the net tangible assets test, there can be no assurance that the conversion of the debt into an equity instrument will meet the maintenance requirements of the Nasdaq National Market, that we will be able to successfully complete the conversion, or that we will be able to complete the conversion and obtain Nasdaq approval prior to December 11, 2000, the last day that we can take action without being delisted from the Nasdaq National Market.

     In the event we are unable to maintain the listing of our Common Stock on the Nasdaq National Market, we will apply to list our Common Stock on the Nasdaq SmallCap Market. While we believe that we meet the requirements to have our common stock listed on the Nasdaq SmallCap Market, there can be no assurance that our common stock would be approved for listing on the Nasdaq SmallCap Market. If we are unable to either maintain our listing on the Nasdaq National Market or be approved for listing on the Nasdaq SmallCap Market, our common stock would be delisted. The effects of delisting include limited news coverage and the limited release of the market prices of our common stock. Delisting may diminish investors' interest in our common stock, restrict the trading market of our common stock and reduce the price for our Common Stock. Delisting may also restrict us from issuing additional securities or securing additional financing.


Item 6 Exhibits and Reports on Form 8-K

     (a) Exhibits

         10.55 Employment Agreement dated September 30, 2000 between Nextera Enterprises, Inc. and Vincent C. Perro

         10.56 Employment Agreement dated October 24, 2000 between Nextera Enterprises, Inc. and Michael P. Muldowney

         10.57 Employment Agreement dated October 25, 2000 between Nextera Enterprises, Inc. and David Schneider

         27.1     Financial Data Schedule

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed by Nextera during the three months ended September 30, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NEXTERA ENTERPRISES, INC.
                                    (Registrant)


Date:  November 14, 2000            By: /s/ David M. Schneider
                                    -------------------------------------------
                                    David M. Schneider
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                    NEXTERA ENTERPRISES, INC.
                                    (Registrant)


Date:  November 14, 2000            By: /s/ Michael P. Muldowney
                                    -------------------------------------------
                                    Michael P. Muldowney
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)