Form 10-Q/A
period 2000-09-30
NEXTERA ENTERPRISES INC
filed 2000-12-05
CIK 1070534

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A

                                AMENDMENT NO. 1


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

                                EXPLANATORY NOTE

The company hereby amends Part II, Item 6 of its quarterly report on Form 10-Q for the period ended September 30, 2000 to reflect the addition of two exhibits (attached hereto as Exhibits 10.46.2 and 10.58).

================================================================================

Item 6 Exhibits and Reports on Form 8-K

     (a) Exhibits


         10.46.2 Second Amendment to Credit Agreement dated as of December 30, 1999 by and among Nextera Enterprises, Inc., BankBoston, N.A. and the entities listed on the signature pages thereto, dated as of November 14, 2000


         10.55* Employment Agreement dated September 30, 2000 between Nextera Enterprises, Inc. and Vincent C. Perro

         10.56* Employment Agreement dated October 24, 2000 between Nextera Enterprises, Inc. and Michael P. Muldowney

         10.57* Employment Agreement dated October 25, 2000 between Nextera Enterprises, Inc. and David Schneider


         10.58 Employment Letter dated November 8, 2000 between Steven B. Fink and Nextera Enterprises, Inc.


         27.1*    Financial Data Schedule

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed by Nextera during the three months ended September 30, 2000.


     * Previously filed with Nextera's Form 10-Q for the period ending
9/30/2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NEXTERA ENTERPRISES, INC.
                                    (Registrant)


Date:  December 5, 2000             By: /s/ David M. Schneider
                                    -------------------------------------------
                                    David M. Schneider
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                    NEXTERA ENTERPRISES, INC.
                                    (Registrant)


Date:  December 5, 2000             By: /s/ Michael P. Muldowney
                                    --------------------------------------------
                                    Michael P. Muldowney
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)