Form 10-K
period 2000-12-31
NEXTERA ENTERPRISES INC
filed 2001-04-17
CIK 1070534

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


                         COMMISSION FILE NUMBER 0-25995


                            NEXTERA ENTERPRISES, INC.
                (NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                                         95-4700410
   (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)


343 CONGRESS STREET, SUITE 2100, BOSTON, MASSACHUSETTS           02210-1215
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


                                 (617) 603-3100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     CLASS A COMMON STOCK, $0.001 PAR VALUE
                                (TITLE OF CLASS)


          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

          Indicate by check mark if disclosure of delinquent filer pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          As of April 12, 2001, the aggregate market value of the registrant's Class A voting stock held by non-affiliates of the registrant was approximately $18,993,269 based on the closing price of the Company's Class A Common Stock on the Nasdaq National Market on April 12, 2001 of $0.86 per share.

          As of April 12, 2001, 31,396,789 shares of registrant's Class A Common Stock, $0.001 par value, were outstanding and 3,848,560 shares of registrant's Class B Common Stock, $0.001 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the following documents are incorporated into this report by reference:

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


                                     PART I

ITEM 1. BUSINESS

OVERVIEW


Nextera Enterprises is a distinctive consulting firm with deep expertise in economics, business strategy, organizational structure, human capital and technology. We understand how to leverage the intricate relationship of knowledge, people and technology to drive corporate value, delivering powerful, end-to-end solutions - from strategy through implementation. In our highly-collaborative environment, our experienced, accomplished consultants work closely with clients to develop and implement innovative, impactful solutions for managing the complex network relationships companies have with customers and employees. Through our CUSTOMER RELATIONSHIP MANAGEMENT (CRM) SOLUTIONS and our TALENT RELATIONSHIP/HUMAN CAPITAL MANAGEMENT (TR/HCM) SOLUTIONS approaches--we have the insights and capabilities needed to strengthen anything and everything that touches our clients' customers and talent.


Our approach integrates the deep competencies and industry experience of our four central business groups:

     - LEXECON CONSULTING GROUP: Cutting-edge economic and financial analysis and litigation support to board-level clientele on a myriad of complex business and transactional issues. Lexecon consultants -- comprising renowned economists, academics, and Nobel laureates -- provide unparalleled economic insights, industry points-of-view and strategies.

     - STRATEGIC SERVICES GROUP: Provides clients with solutions to their most complex corporate-level and business-unit strategy problems, developing comprehensive frameworks that incorporates both external market perspectives and internal organizational perspectives. Our approach couples deep expertise in human capital strategies, channel and market strategies, pricing and customer loyalty with on-the-ground management and operations experience.

     - SIBSON CONSULTING GROUP: The global leader in motivating and mobilizing people and aligning their actions toward strategic goals, Sibson has been providing human capital management services for more than 40 years. With a client list that has included more than half of the Fortune 500, Sibson has a powerful presence in key practice areas such as talent management, employee performance and rewards, management performance and rewards, sales force effectiveness and change management.

     - TECHNOLOGY SOLUTIONS GROUP: High value-added technology consulting that emphasizes proven software packages in managing customers and talent, among other applications. Our technology consultants are experts with proven track records assembling, customizing and executing a wide range of software solutions, as well as developing web-based applications and systems and technical architecture design.

Nextera's integrated approach to relationship management blends aspects of all of its core competencies:

     ECONOMICS

         - Identifying the potential value and impact of relationship management solutions on the business
         -        Conducting pricing and cost structure analysis

     STRATEGY

         - Developing effective corporate, business unit and channel strategies
         - Aligning relationship management structures and models with overall business strategy

     HUMAN CAPITAL

         - Developing programs that motivate and reward employees to maximize new solutions
         -        Aligning sales forces with incentive and structure strategies
         - Creating appropriate behavior-driven employee communication and leadership initiatives to ensure that new processes are adopted across the organization

     TECHNOLOGY

         -        Defining appropriate systems specifications and strategies
         - Integrating best-in-class package solutions into existing organizational structures and processes
         -        Designing and supporting call centers

The breadth of Nextera's practice portfolio also allows it to assist clients across a broad spectrum of industries, while providing specific focus and depth in financial services, insurance, utilities, professional services, capital services, high technology, pharmaceuticals and hospitality.

In addition to the practice areas and service offerings noted above, Nextera has made selective minority investments in independently managed companies that it believes are well positioned to take advantage of opportunities created by the connected economy. It has co-invested in these companies with other well-known early-stage investors.

INDUSTRY BACKGROUND

In today's connected economy, the challenges are more complex than ever. Information is ubiquitous, and speed and agility are critical. And more than ever, success is dependent on how a company manages and leverages all of its network relationships - with customers, employees, investors, suppliers and alliance partners. Businesses that are poised to succeed in this new era need thought partners -- seasoned specialists with a strategic focus and deep skills that can help them maximize the bottom-line impact of all of these relationships.

While the consulting industry has grown rapidly to rival other large, more established industries, most current consulting models are not meeting today's changing marketplace needs. The typical consulting model has not fully addressed the business need for comprehensive, integrated and collaborative consultancy with deep expertise in economics, strategy, organizational design, human capital and technology -- and the ability to tie it all together cohesively.

The firms with broad services/solutions are not typically addressing the most complex, high-impact issues, while those that focus deeply on one or two key issues typically do not have the integrated, end-to-end solution approach needed to effectively execute new strategy. Few providers have offered the depth of expertise or breadth of services needed to address today's most complex business problems.

OUR ADVANTAGE

Nextera boasts deep expertise, a superior reputation, cutting-edge thought leadership and attractive client-side relationships in each of its competency markets. Its collaborative, team-oriented environment provides consulting services and integrated solutions to hundreds of loyal blue-chip clients. We have expertise across a full spectrum - economics, strategy, organizational management, human capital and technology - enabling us to deliver high-impact work. Nextera's core assets include a cadre of exceptional talent -- nearly 500 consultants with deep skills that cover a broad set of services and deliver an integrated, seamless product. Over half of our professionals have advanced degrees, and we count among our ranks numerous PhDs and three Nobel laureates. Through our Sibson and Lexecon business units, we have the long-standing reputation necessary to continually attract and retain great talent. Our top-flight executive management team has decades of experience in consulting and industry alike. The firm has a global presence, with key offices in Boston, Chicago, New York, San Francisco, Princeton, Cambridge, Raleigh, Rochester, Atlanta, Los Angeles, London, Sydney and Toronto.

CLIENT PROFILE

Nextera's clients primarily consist of Global 2000 companies in targeted industries including: financial services and insurance, capital services, utilities, professional services, technology, hospitality, pharmaceuticals and media and entertainment. Nextera also continues to expand its global reach, benefiting from offices in Australia, Great Britain, and Canada. Nextera's 10 largest clients accounted for approximately 33 % of net revenues for the year ended December 31, 2000 and 29% for the year ended December 31, 1999. No client in either of these periods accounted for 10% or more of net revenues.

COMPETITION

The consulting industry includes a large number of competitors, is subject to rapid change, and is highly competitive. The principal competitive factors in consulting are reputation, thought leadership, industry expertise, analytical ability, service, price, delivery capacity, and ability to attract and retain top talent, we believe that we compete favorably with respect to these factors. However, there are some factors outside of our control, including the ability of competitors to hire, retain and compensate consultants, offer lower-priced services, respond to client requirements and develop advanced services or technology.

Consulting is a crowded business in which firms continually seek points of competitive differentiation. There are literally thousands of consulting companies that have grown from diverse backgrounds. We believe that there is a void in the consulting space for providing integrated remedies for complex business challenges. Boutique consultancies are often strong strategists, but do not need to meet clients' needs for integrated solutions. The "Big Five" accounting/consulting firms can offer end-to-end solutions, but typically at the expense of depth of expertise in people, process and technology. Nextera's primary competitors include participants from a variety of market segments, including general management consulting companies, boutique management consulting firms that provide specialized services or focus on certain industries, "Big Five" and other accounting firms, economic consulting firms, technical and economic advisory firms, individual academics, systems consulting and implementation firms, application software firms, service groups of computer equipment companies, outsourcing companies and systems integration companies.

Many of these competitors have significantly greater financial, technical, and marketing resources and greater name recognition than Nextera does. In addition, many of these competitors have been operating for a significantly longer period of time than has Nextera and have established long-term client relationships. Nextera also competes with its clients' internal resources, particularly where the resources represent a fixed cost to the client. This competition may impose additional pricing pressures on Nextera. In addition, we face intense competition in our efforts to recruit and retain qualified consultants.

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

EMPLOYEES

As of December 31, 2000, Nextera had 685 employees, including 488 consultants. None of our employees is represented by a union or subject to a collective bargaining agreement. We believe that our relations with our employees are good.

FACTORS THAT MAY AFFECT OUR FUTURE PERFORMANCE

You should carefully consider the following risk factors in your evaluation of our Company. If any of the following risks actually occur it could materially harm our business and impair the price of our stock.

WE HAVE A HISTORY OF LOSSES AND WE MAY NOT SUSTAIN OR INCREASE PROFITABILITY.

    Since our inception in February 1997, we have incurred, on an historical basis, net losses of $3.0 million and $17.2 million for the years ended December 31, 1997 and 1998, net income of $3.1 million for the year ended December 31, 1999 and a net loss of $24.0 for the year ended December 31, 2000. We intend to continue to make significant investments in:

     -    the development of our infrastructure;
     -    marketing and sales; and
     -    geographic expansion.

    As a result, it is possible that we may not sustain or increase our profitability in the future even if our revenues increase.

OUR LENDERS HAVE GRANTED WAIVERS OF NON-COMPLIANCE PURSUANT TO CERTAIN COVENANTS UNDER OUR SENIOR CREDIT FACILITY

     We are currently not in compliance with certain covenants contained in our senior credit facility. Our lenders have granted waivers of non-compliance through January 2, 2002. Under the terms of these waivers, we may not borrow additional amounts under this facility without our lenders' consent. Additionally, we are required to make an aggregate of $8.05 million in principal payments by December 31, 2001, comply with additional covenants and restrictions and pay $900,000 in waiver fees. Moreover, we may be required to pay a higher interest rate if all obligations under the credit facility are not repaid in full on or before December 15, 2001. We will also be required to make a partial payment of our excess Consolidated EBITA and on January 15, 2002 we will be required to deliver cash collateral for all outstanding letters of credit ($2.9 million as of March 30, 2001). If we fail to make these payments or fail to comply with the other terms of the waivers, the lenders under the senior credit facility would be entitled to exercise any remedy available to them, including a possible acceleration of all amounts due. Such an occurrence would materially and adversely affect our operations and financial condition. Please see Part II,
Item 7 - Liquidity and Capital Resources.

WE FACE POSSIBLE DELISTING FROM THE NASDAQ NATIONAL MARKET WHICH COULD RESULT IN A LIMITED PUBLIC MARKET FOR OUR CLASS A COMMON STOCK

     There are several requirements for continued listing of our Class A Common Stock on the Nasdaq National Market including, but not limited to, $4.0 million in net tangible assets and a minimum stock price of one dollar per share. Our net tangible assets as of December 31, 2000 were ($14.1) million dollars. As of April 16, 2001, the last reported sales price of our Class A Common Stock had been less than one dollar per share for 18 consecutive trading days. We may receive notification from the Nasdaq Stock Market ("Nasdaq") that our stock will be delisted from the Nasdaq National Market unless our net tangible assets increase to at least $4.0 million. Additionally, if our Class A Common Stock price closes below one dollar per share for 30 consecutive days, we may receive notification from Nasdaq that our Common Stock will be delisted from the Nasdaq National Market unless the stock closes at or above one dollar per share for at least ten consecutive days during the 90-day period following such notification. If Nasdaq, in its discretion, decides to delist our Class A Common Stock we would have the right to appeal this decision, however, there can be no assurances that such an appeal would be successful. If our Class A Common Stock is delisted, then we may apply for listing on the Nasdaq Smallcap Market, subject to Nasdaq's approval. The Nasdaq Smallcap Market requires a minimum stock price of one dollar per share, and there can be no assurance that we will be able to meet this requirement. If not, our Class A Common Stock may trade only over-the-counter. Delisting from the Nasdaq National Market could adversely affect the liquidity and price of our Class A Common Stock and it could have a long-term impact on our ability to raise future capital.

GLOBAL ECONOMIC UNCERTAINTY MAY AFFECT THE CAPITAL EXPENDITURES OF OUR
CUSTOMERS.

    The Internet and technology markets have been negatively impacted by certain generic factors, including global economic difficulties and uncertainty, declines in the stock market on which our Class A Common Stock trades, reductions in capital expenditures by large customers, and increasing competition. These factors could in turn give rise to deferral or delay of customer purchasing decisions, and increased price competition. The presence of such factors in the Internet and technology markets could harm our operating results.

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

    Qualified business consultants are in great demand and are likely to remain a limited resource for the foreseeable future. Because we have experienced growth principally through the acquisition of other companies, substantially all of our current consultants were initially hired by one of the companies we have acquired. These consultants may not continue to be satisfied with our culture, benefits or the prospects for advancement within our company.

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

POTENTIAL WRITE-OFF OF GOODWILL AND OTHER INTANGIBLE ASSETS RELATING TO PERSONNEL COULD REDUCE OUR REVENUES.

     As of December 31, 2000, our intangible assets, net of accumulated amortization, were approximately $159.5 million. Intangible assets at December 31, 2000, net of accumulated amortization, included $156.0 million of goodwill and $3.5 million for intangibles relating to personnel and trademarks. Intangible assets are being amortized by us on a straight-line basis principally over 40 years for goodwill and over five years for intangibles relating to personnel. Our future acquisitions can be expected to result in additional goodwill and intangible assets.

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

     In order to manage our growth effectively, we must:

     - recruit and hire additional consultants and develop, motivate and manage effectively our expanding work force;
     -    establish offices in new geographic locations;
     -    enhance our operating, financial and management information systems;
          and
     - maintain project quality, successfully negotiate competitive rates and fees and maintain high employee utilization rates, particularly if the average size or number of our projects continues to increase.

If we are unable to accomplish these objectives, our reputation will suffer, we may be unable to attract new clients and our revenues could decrease causing a decline in the price of our stock.

WE HAVE RELIED AND MAY CONTINUE TO RELY ON A LIMITED NUMBER OF CLIENTS AND INDUSTRIES FOR A SIGNIFICANT PORTION OF OUR REVENUES AND, AS A RESULT, THE LOSS OF OR A SIGNIFICANT REDUCTION IN WORK PERFORMED FOR ANY OF THEM COULD RESULT IN REDUCED REVENUES.

     We have in the past derived, and may in the future derive, a significant portion of our net revenues from a relatively limited number of clients. To the extent that any client or industry uses less of our services or terminates its relationship with us, our revenues could decline accordingly. For example, for the year ended December 31, 2000, our ten largest clients accounted for approximately 33% of our net revenues. For the year ended December 31, 2000, our largest client accounted for approximately 9.7% of our net revenues. Further, clients in the financial services; information technologies, communications and entertainment; and insurance industries accounted for approximately 25%, 16%, and 11%, respectively, of our net revenues for the year ended December 31, 2000.

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

NEXTERA ENTERPRISES HOLDINGS OWNS 67.6% OF OUR VOTING STOCK AND CAN CONTROL MATTERS SUBMITTED TO OUR STOCKHOLDERS AND ITS INTERESTS MAY BE DIFFERENT FROM YOURS.

    Nextera Enterprises Holdings owns 8,810,000 shares of Class A Common Stock and 3,844,200 shares of Class B Common Stock, which together represent approximately 67.6% of the voting power of our outstanding common stock. The Class A Common Stock entitles its holders to one vote per share, and the Class B Common Stock entitles its holders to ten votes per share, on all matters submitted to a vote of our stockholders, including the election of the members of the Board of Directors. Accordingly, Nextera Enterprises Holdings will be able to determine the disposition of all matters submitted to a vote of our stockholders, including mergers, transactions involving a change in control and other corporate transactions and the terms thereof. In addition, Nextera Enterprises Holdings will be able to elect all of our directors, except for two directors to be elected in accordance with the terms of a stockholders agreement. This control by Nextera Enterprises Holdings could materially adversely affect the market price of the Class A Common Stock or delay or prevent a change in control of our company.

    Nextera Enterprises Holdings is indirectly controlled by Knowledge Universe, Inc. Knowledge Universe, Inc. owns 210,000 shares of Series A Cumulative Convertible Preferred Stock that it can convert into shares of our Class A Common Stock after June 30, 2001, if such shares have not previously been exchanged into debentures or called by us (see Note 10 to Consolidated Financial Statements - Series A Cumulative Convertible Preferred Stock). Knowledge Universe, Inc. was formed by Lawrence J. Ellison, Michael R. Milken and Lowell
J. Milken to build, through a combination of internal development and acquisitions, leading companies in a broad range of areas relating to career management, technology and education and the improvement of individual and corporate performance. Knowledge Universe, Inc. may form, invest in or acquire other businesses which are involved in these and related areas, among others, which businesses may be operated under the control of Knowledge Universe, Inc. independently of us. Potential conflicts of interest between Knowledge Universe and us may arise and may not be resolved in our favor. These potential conflicts of interest include competitive business activities, indemnity arrangements, registration rights, sales or distributions by Nextera Enterprises Holdings of our Class A and Class B Common Stock and the exercise by Nextera Enterprises Holdings of its ability to control our management and affairs. This control and the potential conflicts of interest it creates could limit our future independence and harm our reputation.

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

    For the year ended December 31, 2000 we derived approximately 38% of our net revenues from economic and litigation consulting services related to antitrust matters, mergers and acquisitions and other securities matters. A substantial portion of these net revenues were derived from engagements relating to United States antitrust and securities laws. Changes in these laws, changes in judicial interpretations of these laws or less vigorous enforcement of these laws by the United States Department of Justice, the United States Federal Trade Commission or other federal agencies as a result of changes in philosophy, political decisions, priorities or other reasons could materially reduce the magnitude, scope, number or duration of engagements available to us in these areas.

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

    We have engaged in projects in Canada, the United Kingdom and Australia and one of the components of our growth strategy is to expand our international presence and seek additional business outside the United States. For example, we derived approximately 6% of our net revenues from clients outside of the United States for the year ended December 31, 2000.

    Our international business operations are and will be subject to a number of risks, including:

     - unexpected changes in regulatory requirements, taxes, trade laws and tariffs;
     - political and economic instability and fluctuations in foreign currency exchange rates;

     - increased expenses associated with establishing foreign repair and support operations and complying with differing labor regulations; and
     -    reduced intellectual property rights and protections.

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

    In addition, we are subject to risk of claims alleging infringement of third-party intellectual property rights. Any such claims could require us to spend significant sums in litigation, damages, developing non-infringing intellectual property or acquiring licenses to the intellectual property that is the subject of the asserted infringement, any of which could reduce our revenues.

OUR STOCK PRICE MAY BE VOLATILE AND YOU COULD LOSE ALL OR PART OF YOUR
INVESTMENT.

    We expect that the market price of our common stock will be volatile. We are involved in a highly competitive, rapidly changing industry and stock prices in our and similar industries have risen and fallen in response to a variety of factors, including:

     -    quarter-to-quarter variations in operating results;
     - entering into, or failing to enter into or renew, a material contract or order;
     - acquisitions of, or strategic alliances among, companies with our industry;
     - changes in recommendations by securities analysts regarding the results or prospects of providers of wireless communications products and services;
     - changes in investor perceptions of the acceptance or profitability of consulting and e-commerce services; and
     -    market conditions in the industry and the economy as a whole.

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

ITEM 2. PROPERTIES

    Our corporate headquarters is located in Boston, Massachusetts in a leased facility consisting of approximately 51,260 square feet, under a 10-year lease that expires in April 2011. We also occupy leased office space in Los Angeles, California; San Francisco, California; Atlanta, Georgia; Chicago, Illinois; Princeton, New Jersey; New York, New York; Rochester, New York; Raleigh, North Carolina; Toronto, Canada; London, England; and Sydney, Australia. We believe that our existing facilities are adequate to meet our current requirements and that suitable space will be available as needed on terms acceptable to us.

ITEM 3. LEGAL PROCEEDINGS

    From time to time we are involved in legal proceedings, claims and litigation arising in the ordinary course of business, the outcome of which, in the opinion of management, would not have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of our security holders during the quarter ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Class A Common Stock, $0.001 par value per share, has traded on the Nasdaq National Market under the symbol "NXRA" since May 18, 1999. The following table sets forth the high and low sale prices for our Class A Common Stock as reported by the Nasdaq National Market in each of the periods indicated:

      PERIOD                                            HIGH           LOW
      ------                                            ----           ---
Calendar Year - 1999
       First Quarter...............................   $   N/A        $  N/A
       Second Quarter..............................   $ 10.25        $ 6.31
       Third Quarter...............................   $  9.07        $ 3.56
       Fourth Quarter..............................   $ 13.19        $ 3.50
Calendar Year - 2000
       First Quarter...............................   $ 13.62        $ 7.00
       Second Quarter..............................   $  7.94        $ 3.75
       Third Quarter...............................   $  5.75        $ 2.88
       Fourth Quarter..............................   $  3.38        $ 0.47

         As of April 12, 2001 there were 31,396,789 shares of Class A Common Stock outstanding held by approximately 214 holders of record.

         We have never paid or declared any cash dividends on our Common Stock and do not intend to pay dividends on our Common Stock in the foreseeable future. We intend to retain any earnings for use in the operation and expansion of our business.

ITEM 6. SELECTED FINANCIAL DATA

The following tables contain selected consolidated financial data as of December 31 for each of the years 1997 (February 26, 1997 inception) through 2000 and for each of the years in the four year period ended December 31, 2000. The selected consolidated financial data have been derived from our audited consolidated financial statements.

 When you read this summary, it is important that you read along with it the financial statements and related notes in our annual and quarterly reports filed with the Securities and Exchange Commission, as well as the section of our annual and quarterly reports titled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                                                 PERIOD FROM
                                                                                                              FEBRUARY 26, 1997
                                                                                                                   (DATE OF
                                                                                                                   INCEPTION)
                                                                                                               THROUGH DECEMBER
                                                 DECEMBER 31, 2000    DECEMBER 31, 1999   DECEMBER 31, 1998       31, 1997
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
DATA:
Net revenues ..............................          $ 161,000           $ 155,955           $  67,590           $   7,998
Cost of revenues ..........................             98,394              87,835              44,985               4,718
                                                     ---------           ---------           ---------           ---------
  Gross profit ............................             62,606              68,120              22,605               3,280
Selling, general and administrative
expenses ..................................             61,066              44,975              23,103               5,306
Amortization expense ......................              5,436               4,723               1,722                 255
Special charges ...........................              8,162               7,405               7,969                --
                                                     ---------           ---------           ---------           ---------
Income (loss) from
  operations ..............................            (12,058)             11,017             (10,189)             (2,281)
Other income (expense),
  net .....................................            (13,205)             (8,836)             (6,723)                (32)
                                                     ---------           ---------           ---------           ---------

Income (loss) before
  income taxes ............................            (25,263)              2,181             (16,912)             (2,313)
Provision (benefit) for
  income taxes ............................             (1,291)               (884)                243                 702
                                                     ---------           ---------           ---------           ---------
Net income (loss) .........................          $ (23,972)          $   3,065           $ (17,155)          $  (3,015)
                                                     =========           =========           =========           =========

Net income (loss) per common share,
  basic....................................              (0.69)               0.10               (1.14)              (0.74)


Net income (loss) per common share,
  diluted..................................              (0.69)               0.10               (1.14)              (0.74)

Weighted Average common shares
  outstanding, basic ......................             35,121              29,990              14,997               4,061

Weighted Average common shares
  outstanding, diluted ....................             35,121              30,441              14,997               4,061



                                                DECEMBER 31, 2000    DECEMBER 31, 1999   DECEMBER 31, 1998   DECEMBER 31, 1997

CONSOLIDATED BALANCE  SHEET DATA:                                       (IN THOUSANDS)

Cash and cash equivalents .................          $   4,322           $   7,011           $   1,496           $     554
Working capital (deficit) .................             11,097              33,035             (62,399)               (335)

Total assets ..............................            234,102             226,762             176,691              22,655
Total short-term debt and capital
  lease obligations........................             13,962                 938              82,487               1,833
Total long-term debt and capital
  lease obligations........................             52,468              56,798              55,749                 969
Total stockholders' equity ................            141,977             146,057              14,852              16,732

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

     We generate net revenues by providing business, economic, and information technology consulting services primarily under time and materials, fixed-price or capped-fee billing arrangements. Under time and materials billing arrangements, revenues are recognized as the services are performed. Revenues on fixed-price and capped-fee contracts are recognized using the percentage of completion method of accounting and are adjusted monthly for the cumulative impact of any revision in estimates. We determine the percentage of completion of our contracts by comparing costs incurred to date to total estimated costs. Contract costs include direct labor and expenses related to performance of the contract. We believe that the majority of our work will continue to be performed under time and materials billing arrangements. Net revenues exclude reimbursable expenses charged to clients. We typically bill on a monthly basis to monitor client satisfaction and manage our outstanding accounts receivable balances. Our net revenues are substantially derived from clients located in the United States and Canada.

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

    Through December 31, 1998, we and certain of our subsidiaries were treated as partnerships for federal and state income tax purposes and items of income, expense and tax credit were passed through to our respective equity holders. Nextera Business Performance Solutions Group, Inc. (formerly named Symmetrix, Inc.) and Pyramid Imaging, Inc. (subsequently merged into Nextera Business Performance Solutions Group, Inc.), two of our wholly-owned subsidiaries, were subject to federal and state income taxes for periods ended prior to January 1, 1999. Our provision for income taxes for periods ended through December 31, 1998 reflect the accrued tax liabilities of these two subsidiaries and certain items of income and loss from the ownership of Lexecon Inc. Effective December 31, 1998, we changed to corporate form and became subject to federal and state income taxes applicable to "C" corporations. Our tax provisions, both historically and for periods ending after December 31, 1998, did and are expected to vary from the federal statutory rate of 34% predominately due to valuation allowance adjustments, nondeductible goodwill amortization, utilization of post-acquisition net operating losses, state and local taxes and nondeductible meal expenses.

PREFERRED STOCK

On December 14, 2000, the Company entered into a Note Conversion Agreement with Knowledge Universe, Inc. (the Note Conversion Agreement). Under the terms of the Note Conversion Agreement, Knowledge Universe, Inc. converted $21,000,000 of debentures into 210,000 shares of $0.001 par value Series A Cumulative Convertible Preferred Stock (Series A Preferred Stock). The Series A Preferred Stock bears dividends at a 10% rate from issuance through June 30, 2001 and at a 7% rate thereafter. Such dividends are payable quarterly in arrears in cash or, at the option of the Company, in additional nonassessable shares of Series A Preferred Stock.

ACQUISITIONS

    We were founded in February 1997 and have focused on building our portfolio of practice areas primarily through selective acquisitions through December 31, 1998 and, to a lesser extent, internal growth. The Company has pursued an acquisition strategy resulting in the acquisitions detailed below. Our results of operations have been, and will continue to be, affected by substantial annual non-cash amortization charges for goodwill as a result of these acquisitions being accounted for under the purchase method of accounting. For the foreseeable future, we will be unable to account for future acquisitions under the pooling-of-interests method of accounting because, among other reasons, we are a controlled subsidiary. Accordingly, our historical Consolidated Financial Statements include operating results of the acquired companies only from the effective date of each respective acquisition. We are amortizing intangible assets on a straight-line basis over 5 years for intangibles relating to personnel and principally over 40 years for all other intangibles, including goodwill. We periodically evaluate whether recent events and circumstances have occurred that indicate the acquired goodwill lives or valuation may warrant revision.

2000 ACQUISITION

    Effective January 1, 2000, the Company acquired substantially all of the assets and certain liabilities of Cambridge Economics, Inc. ("Cambridge Economics"), a Massachusetts-based consulting firm that provides strategic, economic and business transformation and other services to a diverse group of domestic and international clients. Cambridge Economics was acquired for $8.4 million of cash and a $2.1 million promissory note due January 2002.

1999 ACQUISITIONS

    Effective September 30, 1999, the Company, through Sibson AP, LLC, a newly formed acquisition subsidiary of the Company, acquired substantially all of the assets of SCCAP Pty Limited ("SCCAP"), an Australian human resources consulting firm, for $1.7 million in cash.

    Effective June 1, 1999, the Company acquired substantially all of the assets and certain liabilities of The Economics Resource Group, Inc. ("ERG"), a Massachusetts-based consulting firm that provides economic and strategic services primarily to energy and other regulated industries. ERG was acquired for $9.6 million of cash and a $2.4 million promissory note payable January 1, 2001.

    Effective May 18, 1999, the Company acquired NeoEnterprises, Inc. ("NeoEnterprises"), a Connecticut-based electronic commerce, or "e-commerce," consulting and development company. NeoEnterprises was acquired for 170,000 shares of Class A Common Stock.

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

    Effective August 31, 1998, Nextera acquired substantially all the assets and assumed certain liabilities of Sibson & Company, L.P. and acquired Sibson Canada, Inc., (collectively "Sibson") human resources consulting firms based in New Jersey and Toronto, Canada, respectively. Sibson was acquired for $37.4 million in cash, 2,613,087 shares of Class A Common Stock and 197,813 exchangeable shares of Sibson Canada Co., a newly formed wholly-owned subsidiary of Nextera, that may be exchanged at the option of the holders into 197,813 shares of Class A Common Stock. The shares were exchanged in 2000.

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

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the year ended December 31:

                                       2000                       1999                       1998
                                AMOUNT        %            AMOUNT         %          AMOUNT          %

Net revenues ............     $ 161,000      100%        $ 155,955       100%      $  67,590        100%
Cost of revenues ........        98,394       61            87,835        56          44,985         67
                              ---------      ---         ---------     -----       ---------      -----
  Gross profit ..........        62,606       39            68,120        44          22,605         33
Selling, general and
  administrative expenses        61,066       38            44,975        29          23,103         34
Amortization expense ....         5,436        4             4,723         3           1,722          3
Special charges .........         8,162        5             7,405         5           7,969         12
                              ---------      ---         ---------     -----       ---------      -----
Income (loss) from
   operations ...........       (12,058)      (8)           11,017         7         (10,189)       (15)
Other income (expense),
  net ...................       (13,205)      (8)           (8,836)       (6)         (6,723)       (10)
                              ---------      ---         ---------     -----       ---------      -----
Income (loss) before
  income taxes ..........       (25,263)     (16)            2,181         1         (16,912)       (25)
Provision (benefit) for
 income taxes ...........        (1,291)      (1)             (884)       (1)            243         --
                              ---------      ---         ---------     -----       ---------      -----
Net income (loss) .......     $ (23,972)     (15)%       $   3,065         2%      $ (17,155)       (25)%
                              =========      ===         =========     =====       =========      =====



The following table sets forth our results of quarterly operations for the periods indicated.


                             DECEMBER 31, SEPTEMBER 30,   JUNE 30,      MARCH 31,    DECEMBER 31, SEPTEMBER 30,
                                2000          2000          2000          2000          1999          1999

Net revenues ............     $ 34,193      $ 35,805      $ 44,040      $ 46,962      $ 43,197      $ 40,094
Cost of revenues ........       21,694        25,492        24,992        26,216        24,098        22,755
                              --------      --------      --------      --------      --------      --------
  Gross profit ..........       12,499        10,313        19,048        20,746        19,099        17,339
Selling, general and
  administrative
  expenses...............       16,170        17,268        14,240        13,388        12,696        11,531

Amortization expense ....        1,357         1,362         1,365         1,352         1,290         1,243
Special charges .........        6,292            --         1,870            --         1,316            --
                              --------      --------      --------      --------      --------      --------
Income (loss) from
   operations ...........      (11,320)       (8,317)        1,573         6,006         3,797         4,565
Other income
   (expense), net .......       (7,545)       (2,132)       (1,828)       (1,700)       (1,240)       (1,222)
                              --------      --------      --------      --------      --------      --------
Income (loss) before
   income taxes .........      (18,865)      (10,449)         (255)        4,306         2,557         3,343
Provision (benefit)
   for income taxes .....        1,206        (4,208)         (110)        1,821          (886)           --
                              --------      --------      --------      --------      --------      --------
Net income (loss) .......     $(20,071)     $ (6,241)     $   (145)     $  2,485      $  3,443      $  3,343
                              ========      ========      ========      ========      ========      ========

                               JUNE 30,     MARCH 31,    DECEMBER 31,  SEPTEMBER 30,  JUNE 30,      MARCH 31,
                                 1999         1999          1998          1998          1998          1998

Net revenues ............     $ 36,519      $ 36,145      $ 28,009      $ 17,486      $ 13,909      $  8,186
Cost of revenues ........       20,470        20,512        17,406        12,641         9,315         5,623
                              --------      --------      --------      --------      --------      --------
  Gross profit ..........       16,049        15,633        10,603         4,845         4,594         2,563
Selling, general and
  administrative
  expenses...............       10,594        10,154         8,528         7,279         4,410         2,886

Amortization expense ....        1,156         1,034           688           466           344           224
Special charges .........        1,705         4,384         7,002           967            --            --
                              --------      --------      --------      --------      --------      --------
Income (loss) from
   operations ...........        2,594            61        (5,615)       (3,867)         (160)         (547)
Other income
  (expense), net ........       (2,591)       (3,783)       (2,404)       (1,648)       (1,104)       (1,567)
                              --------      --------      --------      --------      --------      --------
Income (loss) before
   income taxes .........            3        (3,722)       (8,019)       (5,515)       (1,264)       (2,114)
Provision (benefit)
  for income taxes ........          2            --            43            --            75           125
                              --------      --------      --------      --------      --------      --------
Net income (loss) .......     $      1      $ (3,722)     $ (8,062)     $ (5,515)     $ (1,339)     $ (2,239)
                              ========      ========      ========      ========      ========      ========

    The following table sets forth the percentage relationship to net revenues of our results of operations for the periods indicated.


                            DECEMBER 31,   SEPTEMBER 30,   JUNE 30,    MARCH 31,  DECEMBER 31,   SEPTEMBER 30,
                                2000           2000          2000        2000         1999           1999
Net revenues ............       100%           100%          100%         100%        100%           100%
Cost of revenues ........        63             71            57           56          56             57
                               ----           ----          ----         ----        ----           ----
  Gross profit ..........        37             29            43           44          44             43
Selling, general and
  Administrative expenses        47             48            32           29          29             29

Amortization expense ....         4              4             3            3           3              3
Special charges .........        18             --             4           --           3             --
                               ----           ----          ----         ----        ----           ----
Income (loss) from
   Operations ...........       (33)           (23)            4           12           9             11
Interest income
  (expense), Net ........       (22)            (6)           (4)          (3)         (3)            (3)
                               ----           ----          ----         ----        ----           ----

Income (loss) before
    Income taxes ........       (55)           (29)           --            9           6              8

Provision (benefit)
  for Income taxes ......         4            (12)           --            4          (2)            --
                               ----           ----          ----         ----        ----           ----

Net income (loss) .......       (59)%          (17)%        -- %            5%          8%             8%
                               ====           ====          ====         ====        ====           ====


                               JUNE 30,   MARCH 31,   DECEMBER 31,  SEPTEMBER 30,   JUNE 30,     MARCH 31,
                                 1999       1999          1998          1998          1998         1998

Net revenues ............        100%       100%          100%          100%          100%          100%
Cost of revenues ........         56         57            62            72            67            69
                                ----       ----          ----          ----          ----          ----
  Gross profit ..........         44         43            38            28            33            31
Selling, general and
  Administrative expenses         29         28            30            42            32            35

Amortization expense ....          3          3             2             3             2             3
Special charges .........          5         12            25             6            --            --
                                ----       ----          ----          ----          ----          ----
Income (loss) from
   Operations ...........          7         --           (20)          (22)           (1)           (7)
Interest income
  (expense), Net ........         (7)       (10)           (9)           (9)           (8)          (19)
                                ----       ----          ----          ----          ----          ----

Income (loss) before
    Income taxes ........         --        (10)          (29)          (32)           (9)          (26)


Provision (benefit)
  for Income taxes ......         --         --            --            --             1             1
                                ----       ----          ----          ----          ----          ----

Net income (loss) .......          0%       (10)%         (29)%         (32)%         (10)%         (27)%
                                ====       ====          ====          ====          ====          ====

Acquisitions completed by Nextera have been accounted for under the purchase method of accounting. Accordingly, the Consolidated Financial Statements of the Company include operating results of the acquired companies only from the effective date of each respective acquisition.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 AND THE YEAR ENDED DECEMBER 31, 1999

        Net Revenues. Net revenues increased 3.2% to $161.0 million for the year ended December 31, 2000 from $156.0 million for the year ended December 31, 1999. This increase was primarily attributable to an increase in economic consulting revenues, due in part to the inclusion of revenues relating to the acquisition of ERG effective June 30, 1999 and Cambridge Economics effective January 1, 2000. Offsetting this increase was a decrease in revenues primarily from the Company's Technology Solutions Group due principally to an industry-wide decrease in demand for such services during the second half of 2000 and, to a lesser extent, a decrease in revenues from our human capital services. The Company expects the decreased demand for technology services to continue to adversely affect its Technology Solutions Group revenues during at least the first half of 2001.

        Gross Profit. Gross profit decreased 8.1% to $62.6 million for the year ended December 31, 2000 from $68.1 million for the year ended December 31, 1999. Gross margin as a percentage of sales decreased to 38.9% in 2000 from 43.7% in 1999. The decrease in gross margin was due primarily to lower chargeability in the Company's Technology Solutions Group. As a result of the decreased demand for technology services, the Company reduced its workforce by 100 consultants in the fourth quarter of 2000, most of whom work in the Technology Solutions Group. Annualized cost savings resulting from the workforce reduction actions is anticipated to be approximately $16.5 million. The workforce was further reduced by an additional 67 consultants in the first quarter of 2001 due to the continued weakening demand for technology services.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 35.8% to $61.0 million for the year ended December 31, 2000 from $45.0 million for the year ended December 31, 1999. As a percentage of revenues, such expenses increased to 38.0% in 2000 from 28.8% in 1999. The increase in expense resulted primarily from higher sales and marketing spending and an increase in reserves for bad debts in the Company's Technology Solutions Group. As a result of the decreased demand for technology services, the Company reduced its workforce principally in this sector by 32 administrative personnel in the fourth quarter of 2000. The increase in selling general and administrative expenses also resulted in part from the acquisitions of ERG and Cambridge Economics.

        Other Expense, Net. Interest expense, net decreased to $7.8 million for the year ended December 31, 2000 from $8.8 million for the year ended December 31, 1999 due principally to the repayment of a portion of the Company's outstanding indebtedness with the proceeds from the Company's initial public offering of Class A Common Stock, which was completed on May 21, 1999. Offsetting this reduction in borrowings and interest expense were borrowings and expense incurred in connection with the acquisitions of ERG and Cambridge Economics and for working capital requirements.

        Also included in other expense, net in 2000 was a $5.4 million non-cash charge associated with the write down to fair market value of certain available for sale investments and other assets for which an other than temporary decline in market value was incurred.

        Special Charges. In the fourth quarter 2000, the Company awarded to certain employees special incentive-related compensation awards. Such awards totaled $6.7 million and are payable in cash and restricted stock during 2001, subject to employees remaining employed by the Company on the dates of the payments. The Company recorded a special charge of $2.3 million in 2000 associated with the pro rata share of such payments over the associated vesting period and will record a charge for the remainder of the award in 2001.

        In October and December 2000, the Company implemented a plan to reduce its consulting and administrative staffs, resulting in severance costs of approximately $2.4 million. Approximately $1.8 million of this charge was paid in the fourth quarter of 2000 and the remainder of the accrual is expected to be substantially paid in the first quarter of 2001. In June 2000, the Company recorded a charge of $1.9 million as a result of severance costs incurred in connection with management changes at the Company's Technology Solutions Group. Approximately $1.2 million of this charge was paid in 2000 and the remainder is expected to be paid ratably through January of 2002.

         As a result primarily of the fourth quarter workforce reduction described above, the Company has identified and made plans to vacate certain portions of leased facilities. The Company recorded a charge of $1.5 million associated with the cost of exiting these facilities which was included in accounts payable and accrued expenses as of December 31, 2000.

         The Company granted to certain non-employee consultants options to purchase 445,245 of its Class A Common Stock at an exercise price of $14.00 per share in 1999. Such options were fully-vested upon grant. The Company recorded a non-cash compensation expense of $4.4 million, which represented the estimated fair value of the options calculated using the Black-Scholes model.

         The Company recorded a non-cash compensation expense of $1.7 million, principally representing the difference between the fair value of 197,760 fully-vested options granted in 1999 to certain non-stockholder employees on the date of grant of $10.00 per share and the $1.50 exercise price of the options. Such options were granted in final satisfaction of an agreement entered into in December 1998 under which payments totaling $4.2 million in cash and fully-vested options to purchase 384,000 of Class A Common Stock at a purchase price of $1.50 per share were granted during 1998.

         In November 1999, in connection with a change in senior management, the Company implemented a plan to reduce its administrative staff, resulting in severance costs of approximately $1.3 million.

         Income Tax Benefit. The Company recorded an income tax benefit of $1.3 million for the year ended December 31, 2000. Valuation allowances have been established during 2000 relating to all net deferred tax assets that must be realized through the generation of taxable income in future periods.

         In light of the number and significance of acquisitions completed from January 1, 1998 through December 31, 1999, management has presented below for 1999 and 1998 a comparison of the sequential quarterly results of operations for the periods enumerated below because it believes such comparisons are the most meaningful presentation of the Company's financial results.

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

         Special Charges. During the three months ended December 31, 1999, in connection with a change in senior management, the Company implemented a plan to reduce its administrative staff, resulting in severance costs of approximately $1.3 million. This charge was fully paid during the fourth quarter of 1999 and the first and second quarters of 2000.

         Income Tax Benefit. The Company recorded an income tax benefit of $0.9 million for the three months ended December 31, 1999 primarily as a result of the reversal of reserves previously established for certain deferred tax assets. In the fourth quarter, Management determined the recovery of these assets is more likely than not, principally as a result of the Company's achievement of pretax profitability in the fourth quarter of 1999. This benefit was partially offset by the unfavorable impact of nondeductible goodwill amortization.

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

        Special Charges. During the three months ended December 31, 1998 the Company recorded restructuring costs of $0.3 million related to severance obligations incurred in connection with the combination of two of the Company's operating subsidiaries.

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

         Special Charges. During the three months ended December 31, 1998 and September 30, 1998, the Company recorded restructuring costs of $0.3 million and $1.0 million, respectively, related to the approval by the Board of Directors of a plan to combine two of the Company's operating subsidiaries, Symmetrix and SiGMA, into a single operating unit. In connection with such plan, specific individuals were identified for termination along with the severance benefits to be offered. In addition, certain leased space was to be vacated. The restructuring charge recorded during the three months ended December 31, 1998 consisted of severance and termination costs related to individuals who were not informed of their severance until after September 30, 1998. The restructuring charges recorded during the three months ended September 30, 1998 consisted principally of $0.3 million for severance payments and termination costs related to individuals whose severance arrangements were known as of September 30, 1998 and $0.6 million for leased office space to be vacated, net of estimated sub-lease income.

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

         Special Charges. During the three months ended September 30, 1998, the Company recorded restructuring costs of $1.0 million. These restructuring costs consisted principally of $0.3 million for severance payments and termination costs and $0.6 million for vacated leased office space, net of estimated sub-lease income.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 AND THREE MONTHS ENDED MARCH 31, 1998

         Net Revenues. Net revenues increased 69.9% to $13.9 million for the three months ended June 30, 1998 from $8.2 million for the three months ended March 31, 1998. This increase was due predominately to the net revenues generated by PTG and Pyramid, which were acquired effective March 31, 1998, and to a lesser extent from higher utilization rates and greater business levels at Symmetrix. Nextera recorded no net revenues from PTG or Pyramid in the three months ended March 31, 1998.

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 AND THREE MONTHS ENDED DECEMBER 31, 1997

         Net Revenues. Net revenues increased 65.1% to $8.2 million for the three months ended March 31, 1998 from $5.0 million for the three months ended December 31, 1997. This increase was due to the net revenues generated from SiGMA, which was acquired under the purchase method of accounting on January 5, 1998, partially offset by reserves taken on a fixed-price contract which has now been completed. Nextera recorded no net revenues from SiGMA for the three months ended December 31, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

         Consolidated working capital was $11.1 million on December 31, 2000, compared with working capital of $33.0 million on December 31, 1999. Included in working capital were cash and cash equivalents of $4.3 million and $7.0 million on December 31, 2000 and 1999, respectively.

         Net cash used in operating activities was $9.9 million for the year ended December 31, 2000. The primary components of net cash used in operating activities were a net loss of $24.0 million offset in part by depreciation and amortization expense of $9.9 million and non-cash charges of $14.7 million. Increases in accounts receivables of $7.3 million were largely offset by a reduction in costs and estimated earnings in excess of billings of $6.7 million.

         Net cash used in investing activities was $17.2 million for the year ended December 31, 2000. The primary components of cash used in investing activities were net expenditures of $8.2 million for the acquisition of Cambridge Economics in January 2000 and expenditures of $8.6 million for furniture, equipment and leasehold improvements.

         Net cash provided by financing activities was $25.1 million for the year ended December 31, 2000. The primary components of cash generated from financing activities were $23.1 million of bank borrowings, of which $8.2 million was utilized in connection with an acquisition completed during 2000.

         Effective March 30, 2001, the Company's Senior Credit Facility was amended. Under the amended Senior Credit Facility, the Company will be required to reduce the outstanding principal balance of the Senior Credit Facility by $8.05 million by December 31, 2001 and is not permitted to make any further borrowings or drawings of letters of credit. Effective with this March amendment, borrowings under the Senior Credit Facility will bear interest at the bank base rate plus 3.5%, with payment of 2% of this rate deferred until January 2, 2002. This 2% deferred interest will be waived if the credit obligations are paid in full and the lender's commitment to provide loans and other financial accommodations are terminated on or before December 15, 2001. In connection with this amendment, an affiliate of Knowledge Universe guaranteed $2.5 million of the Company's obligations under the Senior Credit Facility and was granted a security interest and lien in all of the Company's assets, junior and subordinated to the security interest and lien of the senior lenders.

         The Company further agreed, pursuant to the amended Senior Credit Facility, that it will pay $0.9 million of waiver fees between April 1, 2001 and December 1, 2001. Also, on or before April 23, 2001, the Company will provide the senior lenders with warrants to purchase 1,418,351 shares of the Company's Class A Common Stock at an exercise price of $0.86 per share, exercisable at the senior lenders' sole discretion at any time prior to 18 months after payment in full of all of the Company's obligations due under the amended Senior Credit Facility. The Company also agreed that upon the sale or other disposition (or any series of sales or dispositions) by the Company of any of the Company's assets with gross proceeds, in the aggregate, in excess of $10,000,000, the senior lenders can elect in their sole discretion to require the Company to redeem the warrants for a cash payment of $500,000 by the Company (except to the extent prohibited by a non-waiveable applicable law or regulation). In addition, the Company has the right to call the warrants for a cash payment of $750,000, which payment may only be made from new financing sources.

         The Company's primary sources of liquidity are cash on hand, future cash flow from operations, the sale of certain available-for-sale securities and non-operating other assets, and potential additional loans and capital infusions from Knowledge Universe, its majority shareholder. The Company believes that the available capacity from these sources will be sufficient to meet its operating and capital requirements for the next twelve months. However, there can be no assurances the Company's actual cash needs will not exceed anticipated levels, the Company will generate sufficient operating cash flows to fund its operations in the absence of other sources or acquisition opportunities will not arise requiring resources in excess of those currently available, and in such events, the Company might seek to raise additional debt or equity.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders of
Nextera Enterprises, Inc.

     We have audited the accompanying consolidated balance sheets of Nextera Enterprises, Inc. (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nextera Enterprises, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                           /s/ ERNST & YOUNG LLP


Boston, Massachusetts
February 7, 2001, except for Note 6,
as to which the date is March 30, 2001

                            NEXTERA ENTERPRISES, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                             AS OF DECEMBER 31,
                                                                     ---------------------------------
                                                                         2000                   1999
                                                                     (IN THOUSANDS, EXCEPT SHARE DATA)
                            ASSETS
Current assets:
  Cash and cash equivalents ....................................     $   4,322              $   7,011
  Accounts receivable, net of allowance for doubtful
     accounts of $2,551 and $953 at December 31, 2000
     and 1999, respectively ....................................        36,890                 38,930
  Costs and estimated earnings in excess of billings ...........           422                  7,092
  Due from affiliates ..........................................           610                    156
  Due from officers ............................................            30                     93
  Income taxes receivable ......................................         4,350                     --
  Prepaid expenses and other current assets ....................         2,803                  2,460
                                                                     ---------              ---------
       Total current assets ....................................        49,427                 55,742
Property and equipment, net ....................................        14,542                 10,587
Intangible assets, net of accumulated amortization of
  $12,136 and $6,700 at December 31, 2000 and 1999, respectively       159,459                155,800
Other assets ...................................................        10,674                  4,633
                                                                     ---------              ---------
       Total assets ............................................     $ 234,102              $ 226,762
                                                                     =========              =========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses ........................     $  22,610              $  19,512
  Notes payable to bank ........................................           187                    248
  Senior credit facility .......................................         8,050                     --
  Deferred revenue .............................................         1,758                  1,505
  Due to affiliates ............................................         2,503                    752
  Current portion of long-term debt and capital lease
    obligations ................................................         3,222                    690
                                                                     ---------              ---------
       Total current liabilities ...............................        38,330                 22,707
Long-term debt and capital lease obligations ...................         3,516                  4,021
Senior credit facility, net of current portion .................        37,972                 22,946
Debentures due to affiliates, including at December 31, 2000
accrued interest thereon .......................................        10,980                 29,831
Other long-term liabilities ....................................         1,327                  1,200
Stockholders' equity:
  Preferred Stock, $0.001 par value, 10,000,000 shares
     authorized, 600,000 authorized shares designated
     Series A, 210,000 Series A and no shares issued and
     outstanding at December 31, 2000 and 1999 .................        21,098                     --
  Exchangeable shares, no par value, 2,500,000 shares
     authorized, no and 197,813 shares issued and outstanding
     at December 31, 2000 and 1999 .............................            --                    495
  Class A Common  Stock,  $0.001  par  value,  50,000,000
     shares authorized, 31,396,789 and 30,633,049
     shares issued at December 31, 2000 and 1999 ...............            31                     31
  Class B Common Stock, $0.001 par value, zero, 4,300,000
     shares authorized, 3,848,560 and 4,274,630 shares issued
     and outstanding at December 31, 2000 and 1999 .............             4                      4
  Treasury Stock, 301,400 shares Class A Common Stock
     at December 31, 2000 ......................................          (947)                    --
  Additional paid-in capital ...................................       163,263                162,299
  Retained earnings (deficit) ..................................       (41,077)               (17,105)
  Accumulated other comprehensive income (loss) ................          (395)                   333
                                                                     ---------              ---------
     Total stockholders' equity ................................       141,977                146,057
                                                                     ---------              ---------
       Total liabilities and stockholders' equity ..............     $ 234,102              $ 226,762
                                                                     =========              =========



   The accompanying notes are an integral part of these financial statements.

                            NEXTERA ENTERPRISES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     FOR THE            FOR THE            FOR THE
                                                    YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                DECEMBER 31, 2000  DECEMBER 31, 1999  DECEMBER 31, 1998

                                                      (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)

Net revenues ..................................     $ 161,000          $ 155,955          $  67,590
Cost of revenues ..............................        98,394             87,835             44,985
                                                    ---------          ---------          ---------
     Gross profit .............................        62,606             68,120             22,605
Selling, general and administrative expenses...        61,066             44,975             23,103
Amortization expense ..........................         5,436              4,723              1,722
Special charges ...............................         8,162              7,405              7,969
                                                    ---------          ---------          ---------
     Income (loss) from operations ............       (12,058)            11,017            (10,189)
Interest income ...............................            --                531                160
Interest expense ..............................        (7,773)            (9,367)            (6,883)
Other expense .................................        (5,432)                --                 --
                                                    ---------          ---------          ---------
     Income (loss) before income taxes ........       (25,263)             2,181            (16,912)
Provision (benefit) for income taxes ..........        (1,291)              (884)               243
                                                    ---------          ---------          ---------
     Net income (loss) ........................     $ (23,972)         $   3,065          $ (17,155)
                                                    =========          =========          =========
Net income (loss) per common share, basic......     $   (0.69)         $    0.10          $   (1.14)
                                                    =========          =========          =========
Net income (loss) per common share, diluted....     $   (0.69)         $    0.10          $   (1.14)
                                                    =========          =========          =========
Weighted average common shares outstanding,
  Basic .......................................        35,121             29,990             14,997
                                                    =========          =========          =========
Weighted average common shares outstanding,
  Diluted .....................................        35,121             30,441             14,997
                                                    =========          =========          =========

   The accompanying notes are an integral part of these financial statements.

                            NEXTERA ENTERPRISES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     SERIES A
                                                    CUMULATIVE                            CLASS A
                                CLASS A   CLASS B   CONVERTIBLE   CLASS B                  COMMON   ADDITIONAL  RETAINED
                                COMMON    COMMON     PREFERRED   PREFERRED  EXCHANGEABLE  TREASURY   PAID-IN    EARNINGS
                                 STOCK     STOCK       STOCK       STOCK      SHARES       STOCK     CAPITAL    (DEFICIT)
                                -------   ------    -----------  ---------  ------------  --------  ----------  ---------
                                                                  (IN THOUSANDS)
  Balance at December 31,
    1997......................     $8       $--       $  --     $   --         $  --      $   --     $19,739   $  (3,015)
  Net loss....................     --        --          --         --            --          --          --     (17,155)
  Issuance of Class A Common
    Stock.....................      2        --          --         --            --          --       5,276          --
  Issuance of Class A Common
    Stock in connection with
    Acquired businesses.......      7        --          --         --           495          --      28,846          --
  Recapitalization of Shares       --        --          --     22,977            --          --     (22,977)         --
  Exchange of warrant for
    Class B Common Stock......     --         4          --         --            --          --          (4)         --
  Issuance of Class B
    Preferred Stock...........     --        --          --     24,993            --          --          --          --
  Redemption of Class B
    Preferred Stock in
    exchange for 10%
    Debentures................     --        --          --    (47,970)           --          --          --          --
  Repurchases and cancellation
    of Class A and Class B
    Common Stock..............     --        --          --         --            --          --         (70)         --
  Value of warrants issued in
    connection with
    acquisition...............     --        --          --         --            --          --       1,000          --
  Value of options issued for
    Services rendered.........     --        --          --         --            --          --       2,362          --
  Issuances of Class A and
    Class B Common Stock......     --        --          --         --            --          --         334          --
  Balance at December 31, 1998     17         4          --         --           495          --      34,506     (20,170)
                                  ---       ---         ---     ------      --------      ------    --------    --------
  Net income..................     --        --          --         --            --          --          --       3,065
  Foreign currency
    translation Adjustment....     --        --          --         --            --          --          --          --
  Unrealized holding gain on
    certain investments (net
    of tax)...................     --        --          --         --            --          --          --          --
  Total comprehensive income
  Issuance of Class A Common
    Stock in connection with
    Acquired businesses.......      2        --          --         --            --          --      17,690          --
  Issuance of Class A Common
    Stock in connection with
    option exercises..........     --        --          --         --            --          --         857          --
  Initial public offering of
     Class A Common Stock.....     12        --          --         --            --          --     103,015          --
  Value of options issued for
     Services rendered........     --        --          --         --            --          --       6,031          --
  Tax benefit from employee
    Stock options.............     --        --          --         --            --          --         200          --
  Balance at December 31, 1999     31         4          --         --           495          --     162,299     (17,105)
                                  ---       ---         ---     ------      --------      ------    --------    --------
  Net loss....................     --        --          --         --            --          --          --     (23,972)

                                     ACCUMULATED
                                         OTHER         TOTAL
                                      COMPREHENSIVE    STOCK         TOTAL
                                         INCOME       HOLDERS'   COMPREHENSIVE
                                         (LOSS)        EQUITY    INCOME (LOSS)
                                      -------------   --------   -------------

  Balance at December 31,
    1997......................           $ --          $ 16,732    $    --
  Net loss....................             --           (17,155)   (17,155)
  Issuance of Class A Common
    Stock.....................             --             5,278
  Issuance of Class A Common
    Stock in connection with
    Acquired businesses.......             --            29,348
  Recapitalization of Shares               --                --
  Exchange of warrant for
    Class B Common Stock......             --                --
  Issuance of Class B
    Preferred Stock...........             --            24,993
  Redemption of Class B
    Preferred Stock in
    exchange for 10%
    Debentures................             --           (47,970)
  Repurchases and cancellation
    of Class A and Class B
    Common Stock..............             --               (70)
  Value of warrants issued in
    connection with
    acquisition...............             --             1,000
  Value of options issued for
    Services rendered.........             --             2,362
  Issuances of Class A and
    Class B Common Stock......             --               334
  Balance at December 31, 1998             --            14,852
                                         ----          --------     ------
  Net income..................             --             3,065      3,065
  Foreign currency
    translation Adjustment....            216               216        216
 Unrealized holding gain on
    certain investments (net
    of tax)...................            117               117        117
  Total comprehensive income                                         3,398
  Issuance of Class A Common
    Stock in connection with
    Acquired businesses.......             --            17,692
  Issuance of Class A Common
    Stock in connection with
    option exercises..........             --               857
  Initial public offering of
     Class A Common Stock.....             --           103,027
  Value of options issued for
     Services rendered........             --             6,031
  Tax benefit from employee
    Stock options.............             --               200
  Balance at December 31, 1999            333           146,057
                                         ----          --------     ------
  Net loss....................             --           (23,972)   (23,972)

  Foreign currency translation
    Adjustment....................         --        --            --       --            --          --          --          --
  Unrealized holding loss on
    certain investments (net
    of tax and reclassification
    adjustments...................         --        --            --       --            --          --          --          --
  Total comprehensive income (loss)
  Purchases of Class A Common
    Stock.........................         --        --            --       --            --        (947)         --          --
  Issuance of Class A Common
    Stock in connection with
    option exercises..............         --        --            --       --            --          --         636          --
  Conversion of Exchangeable
    Shares Into Class A Common
    Stock.........................         --        --            --       --          (495)         --         495          --
  Conversion of Debentures into
  Series A Preferred Stock........         --        --        21,000       --            --          --         (69)         --
  Cumulative Dividend on Series
    A Preferred Stock.............         --        --            98       --            --          --         (98)         --
                                          ---       ---       -------      ---           ---      ------    --------    --------
  Balance at December 31, 2000....        $31       $ 4       $21,098      $--           $--      $ (947)   $163,263    $(41,077)
                                          ===       ===       =======      ===           ===      ======    ========    ========


  Foreign currency translation
    Adjustment....................       (681)       (681)      (681)
  Unrealized holding loss on
    certain investments (net
    of tax and reclassification
    adjustments...................        (47)        (47)       (47)
  Total comprehensive income (loss)                          (24,700)
  Purchases of Class A Common
    Stock.........................         --        (947)
  Issuance of Class A Common
    Stock in connection with
    option exercises..............         --         636
  Conversion of Exchangeable
    Shares Into Class A Common
    Stock.........................         --          --
  Conversion of Debentures into
  Series A Preferred Stock........         --      20,931
  Cumulative Dividend on Series
    A Preferred Stock.............         --          --
                                        -----    --------     ------
  Balance at December 31, 2000....      $(395)   $141,977
                                        =====    ========     ======


   The accompanying notes are an integral part of these financial statements.

                            NEXTERA ENTERPRISES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                FOR THE             FOR THE            FOR THE
                                                                               YEAR ENDED          YEAR ENDED         YEAR ENDED
                                                                           DECEMBER 31, 2000   DECEMBER 31, 1999   DECEMBER 31, 1998

                                                                                               (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss) ................................................          $ (23,972)          $   3,065           $ (17,155)
  Adjustments  to reconcile  net income (loss) to net cash
    Provided by (used in) operating activities:
    Depreciation and amortization ..................................              9,876               7,951               2,813
    Deferred income taxes ..........................................                 --              (2,539)                 --
    Non-cash expense items .........................................             14,719               6,031               2,670
    Change in operating assets and  liabilities, net of
      effect of acquired businesses:
      Accounts receivable ..........................................             (7,284)             (3,724)              1,923
      Due from affiliates ..........................................               (454)                 244                (175)
      Due to affiliates ............................................               (749)               (316)                978
      Prepaid expenses and other current assets ....................                789               2,013              (3,747)
      Income tax receivable ........................................             (4,350)                 --                 414
      Accounts payable and accrued expenses ........................             (5,461)                444               9,461
      Costs and estimated earnings in excess of
        billings ...................................................              6,670              (4,131)             (2,212)
      Deferred revenue .............................................                253                 295                (747)
      Other ........................................................                 92              (1,058)                273
                                                                              ---------           ---------           ---------
           Net cash provided by (used in) operating activities .....             (9,871)              8,275              (5,504)
                                                                              ---------           ---------           ---------
Cash flows from investing activities:
  Purchase of property and equipment ...............................             (8,585)             (5,220)             (2,209)
  Acquisition of businesses, net of cash acquired ..................             (8,205)            (14,784)            (95,168)
  Other investments ................................................               (415)             (1,083)                 --
                                                                              ---------           ---------           ---------
           Net cash used in investing activities ...................            (17,205)            (21,087)            (97,377)
                                                                              ---------           ---------           ---------
Cash flows from financing activities:
  Proceeds from issuance of Class A and Class B
  Common Stock .....................................................                566             104,085               5,304
  Proceeds from issuance of Class B Preferred Stock ................                 --                  --              24,993
  Repurchases of Class A and B Common Stock ........................               (947)                 --                 (70)
  Due from officers ................................................                 63                 387                (856)
  Borrowings (repayments) under notes payable to bank ..............             23,076              17,599                (324)
  Repayments of debentures due to affiliates .......................                 --             (25,607)                 --
  Borrowings from affiliates .......................................              2,500                  --                  --
  Borrowings under Bridge Loan .....................................                 --               2,000              75,500
  Repayments under Bridge Loan .....................................                 --             (79,564)                 --
  Repayments of long-term debt and capital lease
    obligations ....................................................               (160)               (771)               (724)
                                                                              ---------           ---------           ---------
           Net cash provided by financing activities ...............             25,098              18,129             103,823
                                                                              ---------           ---------           ---------
  Effects of exchange rates on cash and cash
    equivalents ....................................................               (711)                198                  --
                                                                              ---------           ---------           ---------
  Net increase (decrease) in cash and cash
    equivalents ....................................................             (2,689)              5,515                 942
  Cash and cash equivalents at beginning of year ...................              7,011               1,496                 554
                                                                              ---------           ---------           ---------
  Cash and cash equivalents at end of year .........................          $   4,322           $   7,011           $   1,496
                                                                              =========           =========           =========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest ...........................          $   5,328           $   7,744           $   1,240
                                                                              =========           =========           =========
  Cash paid during the year for taxes ..............................          $   4,472           $     151           $      76
                                                                              =========           =========           =========

   The accompanying notes are an integral part of these financial statements.

                            NEXTERA ENTERPRISES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    Nextera Enterprises, Inc. ("Nextera" or the "Company") is a leading global management-consulting firm with deep expertise in strategy, organizational management, economics and technology. Nextera's unique consultancy combines unusually broad and distinctive experience with thought leadership and hands-on tactics and capabilities to deliver complete solutions. The Company provides companies with collaborative and integrated approaches to address complex business issues involving the relationship of knowledge, people and technology.

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

    The majority stockholder of the Company is Nextera Enterprises Holdings, Inc., which is controlled by Knowledge Universe, Inc., which, in turn, is controlled by Knowledge Universe, L.L.C.

Acquisitions

    The Company has used the purchase method of accounting for its acquisitions. Operating results of acquired companies have been included in the Company's results of operations only from the effective date of each respective acquisition. Allocation of purchase price for these acquisitions was based upon estimates of the fair value of the net assets. Pro forma data is not presented for the acquisitions completed in 2000 or 1999 since the acquisitions were not material to the Company's results of operations.

    2000

    Effective January 1, 2000, the Company acquired substantially all of the assets and certain liabilities of Cambridge Economics, Inc. ("Cambridge Economics"), a Massachusetts-based consulting firm that provides strategic, economic and business transformation and other services to a diverse group of domestic and international clients. Cambridge Economics was acquired for $8.4 million of cash and a $2.1 million promissory note due January 2002.

    1999

    Effective September 30, 1999, the Company, through Sibson AP, LLC, a newly formed acquisition subsidiary of the Company, acquired substantially all of the assets of SCCAP Pty Limited ("SCCAP"), an Australian human resources consulting firm, for $1.7 million in cash.

    Effective June 1, 1999, the Company acquired substantially all of the assets and certain liabilities of The Economics Resource Group, Inc. ("ERG"), a Massachusetts-based consulting firm that provides economic and strategic services primarily to energy and other regulated industries. ERG was acquired for $9.6 million of cash and a $2.4 million promissory note that was paid in January 2001.

    Effective May 18, 1999, the Company acquired NeoEnterprises, Inc. ("NeoEnterprises"), a Connecticut-based electronic commerce, or "e-commerce," consulting and development company. NeoEnterprises was acquired for 170,000 shares of Class A Common.

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

    1998

    Effective December 31, 1998, the Company acquired Lexecon Inc. ("Lexecon"), an Illinois-based economic consulting firm. Lexecon was acquired for $31.1 million in cash and 4,266,240 shares of Class A Common Stock, including 1,450,240 shares of Class A Common Stock which were determined based upon the price per share in the initial public offering of the Company's Class A common stock.

    Effective August 31, 1998, Nextera acquired substantially all the assets and assumed certain liabilities of Sibson & Company, L.P. and acquired Sibson Canada, Inc., (collectively "Sibson") human resources consulting firms based in New Jersey and Toronto, Canada, respectively. Sibson was acquired for $37.4 million in cash, 2,613,087 shares of Class A Common Stock and 197,813 exchangeable shares of Sibson Canada Co., a newly formed wholly-owned subsidiary of Nextera, that may be exchanged at the option of the holders into 197,813 shares of Class A Common Stock. The shares were exchanged in 2000.

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

    The following information presents the unaudited pro forma condensed results of operations for the year ended December 31, 1998 as if the acquisitions of SiGMA, PTG, Pyramid, Sibson and Lexecon had occurred on January 1, 1998. The pro forma results are presented for information purposes only and are not necessarily indicative of the future results of operations of the Company or the results of operations of the Company had the acquisitions occurred on January 1, 1998 (in thousands, except per share data).

         Net revenues........................................ $ 135,167
         Net loss............................................   (12,044)
         Net loss per common share, basic and diluted........ $   (0.61)

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

Revenue Recognition

    The Company derives its revenues from consulting services under time and materials, capped-fee and fixed-price billing arrangements. Under time and materials arrangements, revenues are recognized as the services are provided. Revenues on fixed-price and capped-fee contracts are recognized using the percentage of completion method of accounting and are adjusted monthly for the cumulative impact of any revision in estimates. The Company determines the percentage of completion of its contracts by comparing costs incurred to date to total estimated costs. Contract costs include direct labor and expenses related to the contract performance. Costs and estimated earnings in excess of billings represents revenues recognized in excess of amounts billed. Deferred revenue represents billings in excess of revenues recognized. Net revenues exclude reimbursable expenses charged to clients.

Cash and Cash Equivalents

    Cash and cash equivalents consist of cash on hand and demand deposits accounts. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Available-for-sale Investments

    The Company's marketable equity securities are considered available-for-sale investments and are carried in "Other assets" in the accompanying consolidated balance sheet at market value, with the difference between cost and market value, net of related tax effects, recorded in the "Accumulated other comprehensive income" component of Consolidated Stockholders' Equity. As of December 31, 2000 and 1999, the market value of available-for-sale investments was $7,358,000 and $1,307,000, respectively, amounts $134,000 and $224,000, respectively, more than the adjusted cost basis of such investments. No such investments were outstanding as of December 31, 1998. During 2000, the Company recorded a $209,000 write down to fair market value of certain available for sale investments that had an other than temporary decline in market value. The unrealized gains (losses) component of accumulated other comprehensive income
(loss) was $70,000 and $117,000 at December 31, 2000 and 1999, respectively.

Property and Equipment

    Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

                 Furniture and fixtures..     5--7 years
                 Equipment...............     3--5 years
                 Software................        3 years

    Leasehold improvements are amortized over the lesser of the lease term or the useful life of the property. Amortization of assets under capital leases is included in depreciation.

Intangible and Other Long-lived Assets

    Intangible assets consist principally of the cost in excess of assets acquired resulting from acquisitions and are being amortized on a straight-line basis over 5 years for intangibles relating to personnel and principally over 40 years for other intangibles. Other long-lived assets include, among others, investments in affiliates, certain available-for-sale investments and fixed assets. The Company assesses the carrying value and future useful life of these assets whenever events or changes in circumstances indicate that impairment may have occurred or that the future life has diminished. The Company considers the future undiscounted cash flows of the acquired companies in assessing the recoverability of these assets. If impairment is indicated through this review, the carrying amount of the intangible assets will be reduced to their respective estimated fair values as determined based upon the best information available in the circumstances. Such information likely would include a review of comparable market prices of similar assets or businesses, if available, or an estimate of fair value based upon the present value of estimated expected future cash flows. Any impairment is charged to expense in the period in which the impairment is incurred.

Financial Instruments

    The carrying value of financial instruments such as cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values based on the short-term maturities of these instruments. The carrying value of long-term debt approximates its fair value based on references to similar instruments.

Concentration of Credit Risk

    The Company provides its services to customers in diversified industries, primarily in the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. During 2000, 1999 and 1998, no customer accounted for more than 10% of net revenues.

Foreign Currency Translation

    Assets and liabilities of the Company's foreign subsidiaries are translated at year-end exchange rates, and revenues and expenses are translated at average exchange rates. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income. Foreign currency transaction gains and losses are included in the accompanying statement of operations and are not material for the periods presented. The foreign currency translation component of accumulated other comprehensive income
(loss) was $(465,000) and $ 216,000 at December 31, 2000 and 1999, respectively.

Basic and Diluted Earnings Per Common Share

    The Company presents two earnings per share amounts, basic earnings per common share and diluted earnings per common share. Basic earnings per common share includes only the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. The dilutive effects of options, warrants and convertible securities are added to the weighted average shares outstanding in computing diluted earnings per common share. For the years ended December 31, 2000 and 1998, basic and diluted earnings per common share are the same due to the antidilutive effect of potential common shares outstanding.

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

Recently Issued Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued SFAS No.133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133, as amended, is effective beginning in 2001. The adoption of SFAS 133 is not expected to have a material impact on the financial position or results of operations of the Company.

3. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                            AS OF
                                         DECEMBER 31,
                                     -------------------
                                       2000        1999
                                        (IN THOUSANDS)

Equipment ......................     $ 9,230     $ 7,578
Software .......................       3,201       1,981
Furniture and fixtures .........       4,208       3,100
Leasehold improvements .........       4,558       2,343
                                     -------     -------
                                      21,197      15,002
Less: accumulated depreciation..       6,655       4,415
                                     -------     -------
Property and equipment, net ....     $14,542     $10,587
                                     =======     =======

4. INTANGIBLE ASSETS

    Intangible assets consist of the following:
                                                    AS OF
                                                DECEMBER 31,
                                            ---------------------
                                               2000        1999
                                               (IN THOUSANDS)

Goodwill .................................  $165,547     $156,542
Intangibles related to personnel .........     6,048        5,958
                                            --------     --------
                                             171,595      162,500

Less: accumulated amortization ...........    12,136        6,700
                                            --------     --------
Intangible assets, net ...................  $159,459     $155,800
                                            ========     ========


5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consist of the following:

                                                             AS OF
                                                          DECEMBER 31,
                                                      -------------------
                                                        2000       1999
                                                         (IN THOUSANDS)

               Trade accounts payable ...........     $ 4,918     $ 4,097
               Accrued payroll and compensation..      11,053      11,165
               Accrued income taxes .............          --       1,601
               Other ............................       6,639       2,649
                                                      -------     -------
                                                      $22,610     $19,512
                                                      =======     =======


6. FINANCING ARRANGEMENTS

Notes Payable to Bank

    The Company has a Canadian line of credit that provides for maximum borrowings of approximately $300,000. Borrowings under the line are payable on demand and bear interest at Canadian prime plus 1%. As of December 31, 2000, $187,000 was outstanding under the line.

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

Debentures Due to Affiliates - Short Term

    On December 15, 2000, the Company entered into a debenture agreement with Knowledge Universe Capital Co. LLC, an affiliate of our majority shareholder, for borrowings of $10,000,000. The Company borrowed $2,500,000 on December 15, 2000, with additional funding of $2,500,000 received on January 15, 2001 and $5,000,000 received on February 15, 2001. Interest accrues on the debentures at a rate of 10%, compounded monthly, and is payable on the last day of each quarter. Accrued but unpaid interest is added to the outstanding principal balance. Borrowings under the debentures are due and payable on 10 days demand by the lender and interest and principal repayments are subordinated to borrowings under the Senior Credit Facility. Currently, interest is being accrued on the debentures, however, neither interest nor principal payments may be made by the Company until the lenders under the Senior Credit Facility permit such payments to be made.

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

LONG-TERM DEBT

Senior Credit Facility

    Effective December 30, 1999, the Company entered into a Senior Credit Facility which replaced and expanded the Company's previous discretionary demand credit facility. The Senior Credit Facility, which matures on March 29, 2002, currently provides for a $25 million revolving credit arrangement, intended for general corporate purposes, and a $30 million revolving acquisition facility. The revolving credit arrangement further contained a sublimit that provided for the issuance of letters of credit in an amount that may not exceed $7.5 million. Interest under the Senior Credit Facility was based, at the Company's election, on the bank's base rate plus 0.25% to 1.50% or LIBOR plus 1.5% to 2.75%, with the spread in either election determined by an overall measurement of total indebtedness to trailing earnings, as defined in the agreement. The agreement also provided for a commitment fee on unused borrowings equal to 0.35% to 0.50%. The Company incurred $1,050,000 of upfront fees and expenses in connection with the establishment of the Senior Credit Facility, which are being amortized as interest expense over the life of the facility. The Senior Credit Facility contains covenants related to the maintenance of financial ratios, operating restrictions and restrictions on the payment of dividends and disposition of assets.

     As a result of operating losses incurred during 2000, the Senior Credit Facility was amended in November and December 2000 to waive compliance with certain of these covenants and to permanently reduce borrowings available under the facility by $2.4 million. Effective March 2001, the Senior Credit Facility was amended again to waive compliance with certain covenants through January 2002. In connection with this waiver, the Company has agreed to permanently reduce the borrowings outstanding under the facility by $8.05 million between April 2001 and December 31, 2001. Additionally, no further borrowings or Letters of Credit may be drawn or issued under the facility. Borrowings under the amended facility will bear interest at the bank's base rate plus 3.50%, with payment of 2% of this rate deferred until January 2, 2002 and waived if the facility is fully repaid by December 15, 2001. The waiver requires the Company to pay a fee to the Senior Lenders of $0.9 million and to issue the senior lenders warrants to purchase 1,418,351 shares of the Company's Class A Common Stock at an exercise price of $0.86 per share, exercisable at the senior lenders' sole discretion at any time prior to 18 months after payment in full of all of the Company's obligations due under the amended Senior Credit Facility. The Company also agreed that upon the sale or other disposition (or any series of sales or dispositions) by the Company of any of the Company's assets with gross proceeds, in the aggregate, in excess of $10,000,000, the senior lenders can elect in their sole discretion to require the Company to redeem the warrants for a $500,000 cash payment by the Company (except to the extent prohibited by a non-waiveable applicable law or regulation). In addition, the Company has the right to call the warrants for a cash payment of $750,000, which payment may only be made from new financing sources. Additionally, an affiliate of Knowledge Universe is obligated to deliver a guarantee to the senior lenders in the amount of $2.5 million on or before April 17, 2001. This affiliate was granted a security interest and lien in all of the Company's assets, junior and subordinated to the security interest and lien of the senior lenders. Under the provisions of the amendment, on January 15, 2002 the Company will be required to deliver cash collateral for all outstanding letters of credit ($2.9 million as of March 30, 2001). The amended Senior Credit Facility contains covenants related to the maintenance of financial ratios, operating restrictions, partial payment of excess consolidated EBITA to the lenders, and restrictions on the payment of dividends and disposition of assets. The revised covenants were based on the Company's operating plan for 2001. The Company's ability to remain in compliance will be dependent on its ability to successfully execute its operating plan and take appropriate corrective actions if circumstances arise which could cause actual operating results to vary from the plan.

Debentures Due to Affiliates

    In 1998, the Company issued two debentures with principal amounts of $24,970,000 and $23,000,000, respectively. Both debentures are due on May 1, 2002. The debentures accrue interest at a rate of 10% retroactive to the date the initial capital was funded.

    During 1999, the Company repaid $25,607,000 of principal and interest due under the Debentures. Effective August 31, 1999, in accordance with the terms of the Debenture, unpaid interest then outstanding was converted to principal, with interest accruing thereafter payable on a quarterly basis. Principal and interest amounts due under the Debentures are subordinated to borrowings under the Senior Credit Facility.

    In December 2000, $21,000,000 of the then outstanding debentures was converted into Series A Cumulative Convertible Preferred Stock (see Note 10 - Series A Cumulative Convertible Preferred Stock) and dividends accruing thereafter will be added to the outstanding principal balance on a quarterly basis.

Other Long-term Debt

    Other long-term debt consists of the following:
                                                                     AS OF
                                                                  DECEMBER 31,
                                                                ----------------
                                                                 2000      1999
                                                                 (IN THOUSANDS)

Unsecured note payable to a former stockholder of Symmetrix
  Issued in connection with a non-compete agreement.
  Annual payments of $120,000 are due through May 2010.
  Interest accrues annually at 8.7% .......................     $  780    $  828
Promissory note payable to former stockholders of ERG,
  interest at 5.0%, due January 1, 2001 ...................      2,400     2,460
Promissory note payable to former stockholders of Cambridge
  Economics, interest at 5.88%, due January 10, 2002  .....      2,100        --
Other .....................................................         --        11
                                                                ------    ------
                                                                 5,280     3,299
Less: current portion .....................................      2,452        48
                                                                ------    ------
Long-term debt ............................................     $2,828    $3,251
                                                                ======    ======

    Annual maturities of other long-term debt for the years ending after December 31, 2000 are as follows (in thousands):

                     2001..................     $2,452
                     2002..................      2,156
                     2003..................         62
                     2004..................         67
                     2005..................         73
                     2006 and thereafter...        470
                                                ------
                                                $5,280
                                                ======

7. INCOME TAXES

    The provision for income taxes consists of the following:

                                                           FOR THE           FOR THE            FOR THE
                                                         YEAR ENDED         YEAR ENDED        YEAR ENDED
                                                     DECEMBER 31, 2000  DECEMBER 31, 1999  DECEMBER 31, 1998
                                                                        (IN THOUSANDS)
Current:
  Federal .......................................         $(1,291)          $ 1,308             $ 200
  State .........................................              --               347                43
                                                          -------           -------             -----
          Total current tax provision (benefit)..          (1,291)            1,655               243
                                                          -------           -------             -----
Deferred:
  Federal .......................................              --            (2,158)               --
  State .........................................              --              (381)               --
                                                          -------           -------             -----
          Total deferred tax provision (benefit)..             --            (2,539)               --
                                                          -------           -------             -----
          Total tax provision (benefit) ..........        $(1,291)          $  (884)            $ 243
                                                          =======           =======             =====


    The reconciliation of the consolidated effective tax rate of the Company is as follows:

                                                             FOR THE                  FOR THE             FOR THE
                                                           YEAR ENDED                YEAR ENDED          YEAR ENDED
                                                       DECEMBER 31, 2000         DECEMBER 31, 1999   DECEMBER 31, 1998

Tax (benefit) at statutory rate ...............              (34)%                      34%                 (34)%
State taxes (benefit), net of federal benefit..                0                        (1)                   0
Permanent differences .........................                4                        49                    2
Loss treated as partnership flow-through
  for tax purposes ............................                0                         0                   11
Valuation allowance adjustments ...............               24                      (123)                  20
Other .........................................                1                         0                    2
                                                             ---                      ----                  ---
Income tax provision (benefit) ................               (5)%                     (41)%                  1%
                                                             ===                      ====                  ===


    Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                      AS OF
                                                   DECEMBER 31,
                                         -----------------------------
                                             2000                 1999
                                                 (IN THOUSANDS)

Deferred tax assets:
  Reserves .........................     $  3,439             $  2,861
  Other accrued liabilities ........        1,326                1,737
  Net operating loss carryforwards..       10,669                3,552
                                         --------             --------
     Deferred tax assets ...........       15,434                8,150
  Valuation allowance ..............       12,551                5,135
                                         --------             --------
                                            2,883                3,015
Deferred tax liabilities:
  Depreciation and other ...........         (110)                 (71)
  Deductible goodwill amortization..       (1,947)
  Cash-to-accrual adjustments ......         (826)              (1,651)
                                         --------             --------
       Net deferred tax assets .....     $     --             $    152
                                         ========             ========


    Valuation allowances relate to uncertainties surrounding the realization of tax loss carryforwards and the tax benefit attributable to certain tax assets of the Company. Of the valuation allowances at December 31, 2000, $2,328,000 will be used to reduce goodwill when any portion of the deferred tax asset is recognized.

    During 2000, the increase in the valuation allowance represented a reserve against all deferred tax assets that must be realized through the generation of taxable income in future periods.

    At December 31, 2000, the Company has tax net operating loss carryforwards of approximately $26,673,000, which will expire through the year 2019. As a result of ownership changes, net operating losses of $8,879,000 are subject to limitations under the Internal Revenue Code.

8. RELATED PARTY TRANSACTIONS

    The Company from time to time performs professional consulting services for Knowledge Universe, L.L.C and certain of its subsidiaries. Revenues recognized from performance of such services were $125,000, $290,000, and $1,632,000 in 2000, 1999 and 1998, respectively. During 2000 and 1999, the Company recognized $2,872,000 and $3,674,000, respectively of revenue in connection with professional services performed for an entity whose chairman, founder and Chief Executive Officer is a senior executive of one of the Company's subsidiaries. A subsidiary of Knowledge Universe L.L.C. is also a minority investor in the entity.

    During 2000 and 1999, the Company recognized revenues totaling $20,556,000 and $869,000 from certain entities in which it holds equity investments (see
Note 2 - Available-for-sale Investments). Knowledge Universe L.L.C. or its subsidiaries have also made equity investments in certain of these entities.

    Management fees of $200,000 and $120,000 in 1999 and 1998, respectively, due to Knowledge Universe, Inc. were incurred. In addition, the Company also incurred a supplemental management fee of $1,500,000 to Knowledge Universe, Inc. for additional services rendered to the Company during 1998. No management fees were incurred after April 1999.

    The law firm of Maron & Sandler has served as Nextera's general counsel since its inception. Stanley E. Maron and Richard V. Sandler, two of the Company's Directors, are partners of Maron & Sandler. In 2000, 1999 and 1998, Maron & Sandler billed Nextera approximately $245,000, $650,000 and $473,000, respectively, for legal services rendered to the Company.

    Since June 1997, Nextera has retained RFG Financial Group, Inc. to provide accounting and financial services. Ralph Finerman, a Director, is President of RFG Financial Group, Inc. In 1999 and 1998, the Company paid RFG Financial Group approximately $20,000 and $13,000, respectively, for their services. Services rendered in 2000 were immaterial.

    In 1998, $47,970,000 was recorded as debentures due to affiliates. In connection with the amendment of the Bridge Loan during 1998, Knowledge Universe, Inc. provided a $37.5 million credit facility to the Company (see Note
6). During 1999, the Company utilized a portion of the net proceeds it received from its initial public offering of Class A Common Stock to repay to Knowledge Universe, Inc. $25,169,000 of principal and interest due under the Debentures and $38,499,000 of principal and interest due under the Bridge Loan. During 2000, $21,000,000 of these Debentures were converted into Series A Cumulative Convertible Preferred Stock (see Note 10).

    In December 2000, the Company entered into a debenture agreement with Knowledge Universe Capital Co. LLC for borrowings of $10,000,000. The Company borrowed $2,500,000 on December 15, 2000, with additional funding of $2,500,000 received on January 15, 2001 and $5,000,000 received on February 15, 2001 (see
Note 6).

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

9. LEASES

    The Company leases its office facilities under operating leases which expire from 2001 to 2007. The majority of the leases require payments for additional expenses such as taxes, maintenance and utilities. Certain of the leases contain renewal options. The Company also has operating leases for certain equipment. Total rent expense was approximately $7,535,000, $5,828,000 and $2,223,000, in 2000, 1999 and 1998, respectively. The Company also leases certain equipment under capital leases.

    Future minimum lease payments under capital leases and noncancelable operating leases for the years ending after December 31, 2000 are as follows (in thousands):

                                                      CAPITAL   OPERATING
                                                      LEASES     LEASES

            2001.................................    $   869     $ 8,885
            2002.................................        406       7,899
            2003.................................        245       7,200
            2004.................................         87       6,659
            2005.................................         28       6,591
            2006 and thereafter..................          -      26,761
                                                     -------     -------
                    Total minimum lease payments.      1,635     $63,995
                                                                 =======
            Less amounts representing interest...       (177)
                                                     -------
            Present value of minimum capitalized
               lease Payments....................      1,458
            Current portion......................       (770)
                                                     -------
            Long-term capitalized lease
               obligation.........................   $   688
                                                     =======

10. STOCKHOLDERS' EQUITY


Class A and Class B Common Stock

    On May 21, 1999, the Company completed its initial public offering of its Class A Common Stock. The Company sold 11,500,000 shares of Class A Common Stock and realized net proceeds of $103,027,000. Substantially all of these net proceeds were used to repay a portion of the Company's then outstanding short- and long-term debt.

    The Company has 3,848,560 shares of Class B Common Stock outstanding. The Class B Common Stock has the same economic characteristics as the Class A Common Stock, except each Class B Common stockholder has ten votes per share of Class B Common Stock.

Series A Cumulative Convertible Preferred Stock

    On December 14, 2000, the Company entered into a Note Conversion Agreement with Knowledge Universe, Inc. (the Note Conversion Agreement). Under the terms of the Note Conversion Agreement, Knowledge Universe, Inc. converted $21,000,000 of debentures (see Note 6--Debentures Due to Affiliates) into 210,000 shares of $0.001 par value Series A Cumulative Convertible Preferred Stock (Series A Preferred Stock). The Series A Preferred Stock bears dividends at a 10% rate from issuance through June 30, 2001 and at a 7% rate thereafter. Such dividends are payable quarterly in arrears in cash or, at the option of the Company, in additional nonassessable shares of Series A Preferred Stock.

    The Series A Preferred Stock carries a liquidation preference equal to $100 per share and is convertible into Class A Common Stock at the option of the holder beginning on June 30, 2001. For the period from June 30, 2001 through December 14, 2002, the Series A Preferred Stock is convertible at a price equal to the lesser of $3.00 or 150% of the average closing price of the Company's Class A Common Stock for the 10 trading day period preceding June 30, 2001 (the Initial Conversion Price). Thereafter, the conversion price will be reset at the lower of the Initial Conversion Price or 80% of the average closing price for the 30 day trading day period preceding December 14, 2002 (the Reset Conversion Price). In no event will either the Initial Conversion Price or the Reset Conversion price be less than $0.6875 per share, the closing price of the Company's Class A Common Stock on December 13, 2000. Each holder of Series A Preferred Stock will be entitled votes on matters presented to shareholders on an as converted basis.

    The Series A Preferred Stock is redeemable at the option of the Company at a price equal to $100 per share plus accrued unpaid dividends through June 30, 2001. Additionally, beginning on December 14, 2004, in the event that the average closing price of the Company's Class A Common Stock for the 30 days prior to the redemption is at least 150% of the Reset Conversion Price, the Series A Preferred Stock may be redeemed at the option of the Company at a price equal to $106 per share plus accrued unpaid dividends though December 14, 2005. Each year thereafter, the redemption price will decrease $1 per share until December 14, 2010, at which point the redemption price will be fixed at $100 per share plus accrued unpaid dividends.

    For the period through June 30, 2001, the Company can, at its option, exchange the Series A Preferred Stock into a debenture (the Exchange Debenture) with terms equal to those carried in the debentures exchanged for the Series A Preferred Stock on December 14, 2000. Solely for purposes of determining the principal amount of the Exchange Debenture, in the event of such an exchange, the Series A Preferred Stock shall be deemed to have accrued dividends at a rate equal to 12%, retroactive to December 14, 2000.

Employee Equity Participation Plan

    The Company has granted options principally under two stock option plans, adopted in 1998 and 1999. Options granted under these plans have up to a 10 year life and vest principally over three to four year periods, with certain options subject to acceleration if certain conditions are achieved. The exercise price of options granted is generally equal to the fair market value of the Company's Class A common stock on the date of grant. As of December 31, 2000, the Company had reserved 22,500,000 shares of common stock for future issuance under the stock option plans, of which 5,000,000 were subject to shareholder approval and 3,403,039 were available for future grants.

    A summary of stock option related transactions is as follows:

                                                             WEIGHTED AVERAGE
                                                  SHARES      EXERCISE PRICE
Outstanding options at December 31, 1997..         450,000      $   3.51
  Granted ................................       2,554,233          6.91
  Forfeited ..............................        (139,993)         6.06
                                               -----------      --------
Outstanding options at December 31, 1998..       2,864,240          6.44
  Granted ................................       8,484,573          8.27
  Exercised ..............................        (497,729)         6.47
  Forfeited ..............................        (457,683)         6.61
                                               -----------      --------
Outstanding options at December 31, 1999..      10,393,401          7.77
  Granted ................................      11,252,346          3.57
  Exercised ..............................        (139,857)         4.55
  Forfeited ..............................      (2,464,755)         6.42
                                               -----------      --------
Outstanding options at December 31, 2000..      19,041,135      $   5.49
                                               ===========      ========

    A summary of information about stock options outstanding as of December 31, 2000 is as follows:

                                       OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                      -------------------------------------------------------      ------------------------------------
                                          WEIGHTED-AVERAGE
                                             REMAINING
 RANGE OF EXERCISE         NUMBER         CONTRACTUAL LIFE   WEIGHTED-AVERAGE         NUMBER          WEIGHTED-AVERAGE
       PRICES            OUTSTANDING          (YEARS)         EXERCISE PRICE          EXERCISABLE      EXERCISE PRICE
   $0.50  - $ 5.00       10,448,589             9.5               $2.23                1,373,648           $4.31
   $5.01  - $10.00        6,910,016             8.5                8.93                1,491,727            8.73
   $10.01 - $14.00        1,682,530             8.4               11.61                  648,816           13.06
                         ----------                               -----               ----------           -----
                         19,041,135                               $5.49                3,514,191           $7.80
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

                                                      FOR THE           FOR THE            FOR THE
                                                    YEAR ENDED         YEAR ENDED        YEAR ENDED
                                                 DECEMBER 31, 2000  DECEMBER 31, 1999  DECEMBER 31, 1998
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
      Net income (loss):
        As reported............                     $ (23,972)         $   3,065         $(17,155)
        Pro forma..............                       (37,861)              (993)         (17,627)
       Net income (loss) per diluted common share:
        As reported............                     $   (0.69)         $    0.10         $  (1.14)
        Pro forma..............                     $   (1.08)         $   (0.03)        $  (1.18)

    The fair value of stock options used to compute pro forma net loss and net loss per common share disclosure is the estimated fair value at grant date using the Black-Scholes option pricing model assuming expected volatility of 65% in 2000 and 1999 and 55% in 1998, respectively, and a risk free interest rate of 6.0%, 5.5% and 5.0% in 2000, 1999 and 1998, respectively and an expected life of approximately 10 years for all periods.

11. BASIC AND DILUTED EARNINGS PER COMMON SHARE

    The following table sets forth the reconciliation of the numerator and denominator of the net income (loss) per common share computation:

                                          FOR THE            FOR THE          FOR THE
                                        YEAR ENDED         YEAR ENDED       YEAR ENDED
                                   DECEMBER  31, 2000  DECEMBER 31, 1999  DECEMBER 31, 1998
                                         (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)

Net income (loss) ............          $(23,972)          $  3,065          $(17,155)
Preferred dividends ..........               (98)                --                --
                                        --------           --------          --------
Net income (loss) available to
   common stockholders .......          $(24,070)          $  3,065          $(17,155)
                                        ========           ========          ========
Weighted average common
    shares outstanding .......            35,121             29,990            14,997
Dilutive effect of options
   and warrants ..............                 0                451                 0
                                        --------           --------          --------
Weighted average common
   shares outstanding ........            35,121             30,441            14,997
                                        ========           ========          ========
Basic net income (loss) per
   common share: .............          $  (0.69)          $   0.10          $  (1.14)
                                        ========           ========          ========

Diluted net income (loss) per
   common share: .............          $  (0.69)          $   0.10          $  (1.14)
                                        ========           ========          ========


    In 2000, the Company had 3,611,455 of common stock equivalents, consisting of stock options, which were not included in the computation of earning per share because they were antidilutive.

12. RETIREMENT SAVINGS PLANS

    The Company and certain of its subsidiaries sponsor retirement savings plans under Section 401(k) of the Internal Revenue Code for the benefit of all of their employees meeting certain minimum service requirements. Eligible employees may elect to contribute to the retirement plans subject to limitations established by the Internal Revenue Code. The trustees of the plans select investment opportunities from which participants may choose to contribute. Matching contributions are made at the discretion of the Company and, for certain plans, as a percentage of employee contributions. Total discretionary and matching contribution expense under the plans were $1,854,000, $3,107,000 and $1,839,000 in 2000, 1999 and 1998, respectively.

13. SPECIAL CHARGES

2000

Compensation Expense - Other

    In the fourth quarter 2000, the Company awarded to certain employees special incentive-related compensation awards. Such awards totaled $6,716,000 and are payable in cash and restricted stock during 2001, subject to employees remaining employed by the Company on the dates of the payments. The Company has recorded a special charge of $2,338,000 in 2000 associated with the pro rata share of such payments over the associated vesting period and will record a charge for the remainder of the award in 2001.

Restructuring and Other Charges

     During the fourth quarter of 2000, the Company implemented a plan to reduce its consulting and administrative staffs, resulting in severance costs of approximately $2,423,000. Approximately $1,741,000 of this charge was paid in the fourth quarter of 2000 and the remainder of the accrual is expected to be substantially paid in the first quarter of 2001. In total, the positions of 108 consultants and administrative personnel were terminated. In June 2000, the Company recorded a charge of $1,870,000 as a result of severance costs incurred for seven individuals in connection with management changes at the Company's Technology Solutions Group. Approximately $1,228,000 of this charge was paid in 2000 and the remainder is expected to be paid ratably through January of 2002. As of December 31, 2000, approximately $1,324,000 was included in accounts payable and accrued expenses related to the above severance costs.

     As a result primarily of the fourth quarter workforce reduction described above, the Company has identified and made plans to vacate certain portions of its leased facilities. The Company has recorded a charge of $1,531,000 associated with the cost of exiting these facilities, net of estimated sublease income, all of which was included in accounts payable and accrued expenses as of December 31, 2000.

1999

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

Restructuring and Other Charges

     In November 1999, in connection with a change in senior management, the Company implemented a plan to reduce its administrative staff, resulting in severance costs of approximately $1,316,000. As of December 31, 1999, $798,000 was included in accounts payable and accrued expenses related to severance costs. The accrual at December 31, 1999 was fully paid during the first and second quarters of 2000.

1998

Compensation Expense - Other

     The Company recorded $6,671,000 of charges in 1998, which represented the cash paid plus the difference between the between the fair value of options granted in 1998 on the date of grant of $7.65 per share and the $1.50 exercise price of the options.

Restructuring and Other Charges

     During 1998, the Company recorded restructuring costs of $1,298,000 related to the combination of certain operating subsidiaries. These restructuring costs consisted principally of $603,000 of severance payments and terminating costs and $616,000 for vacated leased office space, net of estimated sublease income. As of December 31, 1999, $332,000 was included in accounts payable and accrued expenses related to unpaid restructuring costs.

14. OTHER EXPENSE

    During 2000, the Company recorded Other Expense of $5,432,000 associated with the write down to fair market value of certain available for sale investments and other assets for which an other than temporary decline in market value was incurred.

15. COMMITMENTS AND CONTINGENCIES

    The Company is subject to certain asserted claims arising in the ordinary course of business. The Company intends to vigorously assert its rights and defend itself in any litigation that may arise from such claims. While the ultimate outcome of these matters could affect the results of operations of any one quarter or year when resolved in future periods, and while there can be no assurance with respect thereto, management believes that after final disposition, any financial impact to the Company would not be material to the Company's financial position and results of operations or liquidity.

16. QUARTERLY INFORMATION (UNAUDITED)

     (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)

                                                         FIRST           SECOND         THIRD         FOURTH

     2000
     Net revenue                                        $46,962          $44,040       $35,805        $34,193
     Gross profit                                        20,746           19,048        10,313         12,499
     Income (loss) before income taxes                    4,306             (255)      (10,449)       (18,865)
     Net income (loss)                                    2,485             (145)       (6,241)       (20,071)
     Net income (loss) per common share:
        Basic                                           $  0.07          $  0.00       $ (0.18)       $ (0.57)
        Diluted                                         $  0.07          $  0.00       $ (0.18)       $ (0.57)

     1999
     Net revenue                                        $36,145          $36,519       $40,094        $43,197
     Gross profit                                        15,633           16,049        17,339         19,099
     Income (loss) before income taxes                   (3,722)               3         3,343          2,557
     Net income (loss)                                   (3,722)               1         3,343          3,443
     Net income (loss) per common share:
        Basic                                           $ (0.17)         $  0.00       $  0.10        $  0.10
        Diluted                                         $ (0.17)         $  0.00       $  0.09        $  0.10

     The net loss for the second quarter of 2000 includes a charge of $1.9 million for severance costs incurred in connection with management changes at the Company's Technology Solutions Group.

     The decline in net income for the third quarter of 2000 is primarily attributable to a decrease in revenues primarily from the Company's Technology Solutions Group due principally to an industry-wide decline in demand for such services and, to a lesser extent, a decrease in revenues from the Company's human capital services.

     The net loss for the fourth quarter of 2000 includes a $2.4 million charge for severance costs, a $1.5 million charge for the costs of exiting certain portions of leased facilities, a $5.4 million non-cash charge associated with the write down to fair market value of certain investments, and a special charge of $2.3 million associated with the pro rata share of payments for special incentive-related compensation awards granted to certain employees.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is set forth in the section headed "Proposal 1--Election of Directors" in our definitive Proxy Statement for the Annual Meeting of Stockholders of the Company (the "Proxy Statement") which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2000, and is incorporated in this report by reference.

ITEM 11.       EXECUTIVE COMPENSATION

         The information required by this Item is set forth in the section headed "Executive Compensation" in our definitive Proxy Statement and is incorporated in this report by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is set forth in the section headed "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement and is incorporated in this report by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is set forth in the sections headed "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement and is incorporated in this report by reference.

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

     3.   Exhibits:



EXHIBIT
NUMBER               DESCRIPTION                                                                            PAGE NUMBER
-------              -----------                                                                            -----------


3.1(1)             Second Amended and Restated Certificate of Incorporation
3.2(2)             Amended and Restated Bylaws
4.1(3)             Form of Class A Common Stock Certificate
4.2(4)             Certificate of Designations, Preferences and Relative Participating, Optional and Other
                   Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions
                   Thereof of Series A Cumulative Convertible Preferred Stock of Nextera
4.3(4)             Note Conversion Agreement by and between Knowledge Universe, Inc. dated as of December
                   14, 2000
10.1(1)            Amended and Restated 1998 Equity Participation Plan
10.2(5)            Nextera/Lexecon Limited Purpose Stock Option Plan
10.3(6)            Stock Purchase Agreement dated as of July 30, 1997 by and among Nextera Enterprises,
                   L.L.C., Symmetrix, Inc. and the stockholders and certain option holders of
                   Symmetrix, Inc. listed on the signature pages thereto.
10.4(6)            Purchase Agreement dated as of January 5, 1998 by and among
                   SGM Consulting, L.L.C., Nextera Enterprises, L.L.C.,
                   Nextera Enterprises Holdings, L.L.C., SiGMA Consulting,
                   LLC, and the members of SiGMA Consulting, LLC listed on the signature pages thereto.
10.5(6)            Purchase Agreement dated as of March 31, 1998 by and among Nextera Enterprises,
                   L.L.C., Pyramid Imaging, Inc. and the stockholders of Pyramid Imaging, Inc. listed on the signature pages thereto.
10.6(7)            First Amendment to Purchase Agreement dated as of September
                   30, 1998 by and among Nextera Enterprises, L.L.C., Pyramid
                   Imaging, Inc., the former shareholders of Pyramid Imaging,
                   Inc. listed on the signature pages thereto and Nextera
                   Enterprises, Inc.
10.7(6)            Asset Purchase Agreement dated as of March 31, 1998 by and among The Planning Technologies Group, Inc., the
                   shareholders of The Planning Technologies Group, Inc.
                   listed on the signature pages thereto, The Planning
                   Technologies Group, L.L.C., Nextera Enterprises, L.L.C. and
                   Nextera Enterprises Holdings, L.L.C.
10.8(6)            Asset Purchase Agreement dated as of August 31, 1998 by and among SC/NE, LLC,
                   Nextera Enterprises, L.L.C., Sibson & Company, L.P., Sibson & Company, Inc., SC2,
                   Inc., and the shareholders of Sibson & Company, Inc. and SC2, Inc. listed on the signature pages thereto.
10.9(6)            First Amendment to Asset Purchase Agreement dated as of August 31, 1998 by and among SC/NE, LLC, Nextera Enterprises, L.L.C., Sibson &
                   Company, L.P., Sibson & Company, Inc. and SC2, Inc.
10.10(6)           Escrow Agreement dated as of August 31, 1998 by and among SC/NE, LLC, Nextera
                   Enterprises, L.L.C., Sibson & Company, L.P., Sibson & Company, Inc., SC2, Inc., the
                   shareholders  of Sibson & Company,  Inc. and SC2, Inc. listed on the signature pages thereto and Chase Manhattan Trust Company.
10.11(6)           Share Purchase Agreement dated as of August 31, 1998 by and among Nextera
                   Enterprises, L.L.C., Sibson Acquisition Co. and the shareholders of Sibson Canada
                   Inc. listed on the signature pages thereto.
10.12(6)           Escrow Agreement dated as of August 31, 1998 by and among Nextera Enterprises,
                   L.L.C., Sibson Acquisition Co., the shareholders of Sibson Canada Inc. listed on the signature pages thereto and Chase Manhattan Trust Company.
10.13(6)           Share Exchange Agreement dated as of August 31, 1998 by and among Nextera
                   Enterprises, L.L.C., and the shareholders of Sibson & Company, Inc., SC2, Inc. and
                   Sibson Canada, Inc. listed on the signature pages thereto.
10.14(6)           Stockholders Agreement dated as of August 31, 1998 by and
                   among Nextera Enterprises, L.L.C., Nextera Enterprises,
                   Inc. and the individuals and other parties listed on the
                   Table of Stockholders attached thereto as Schedule A.
10.15(2)           First Amendment to Stockholders Agreement dated as of December 15, 1998 by and among
                   Nextera Enterprises, L.L.C., Nextera Enterprises, Inc. and the individuals and other parties listed on the signature pages thereto.
10.16(2)           Letter dated December 15, 1998 from Nextera Enterprises, Inc. to certain stockholders of Nextera Enterprises, Inc.
10.17(8)           Contribution Agreement dated as of December 31, 1998 by and among Nextera
                   Enterprises, Inc., Lexecon Inc. and the shareholders of Lexecon Inc. listed on the signature pages thereto.
10.18(2)           Letter agreement dated as of December 31, 1998 by and among Nextera Enterprises,
                   Inc., Knowledge Universe, Inc. and the individuals listed on the signature page thereto.
10.19(8)           Warrant to Purchase Class A Common Stock of Nextera Enterprises, Inc. dated as of
                   December 31, 1998 issued to Knowledge Universe, Inc.
10.20(8)           Agreement relating to the sale and purchase of the whole of the issued share capital of The Alexander Corporation Limited dated as of January 29, 1999 by and among Nextera
                   Enterprises, Inc. and the parties listed on Schedule I
                   thereto.
10.21(8)           Supplemental Deferred Consideration Agreement dated as of January 29, 1999 by and among Nextera Enterprises, Inc., Graham Alexander and Arthur Morgan.
10.22(8)           Loan Note Instrument dated as of January 29, 1999 of Nextera Enterprises, Inc.
10.23(8)           Tax Deed of Covenant dated as of January 29, 1999 by and among Nextera Enterprises,
                   Inc. and the persons listed on the Schedule thereto.
10.24(8)           Charge of Shares  dated as of January 29,  1999 by the  persons  listed on Schedule I thereto in favor of Nextera Enterprises, Inc.
10.25(2)           Assignment effective April 30, 1998 with respect to Debenture of Nextera
                   Enterprises, L.L.C. in the principal amount of $23,000,000.

10.26(2)           Assignment effective April 30, 1998 with respect to Debenture of Nextera
                   Enterprises, L.L.C. in the principal amount of $24,970,000.
10.27(2)           Assignment effective August 5, 1998 with respect to Debenture of Nextera
                   Enterprises, L.L.C. in the principal amount of $23,000,000.
10.28(2)           Assignment effective August 5, 1998 with respect to Debenture of Nextera
                   Enterprises, L.L.C. in the principal amount of $24,970,000.
10.29(8)           Amended and Restated Debenture of Nextera Enterprises, Inc. in the principal amount of $22,966,411.50 dated as of December 31, 1997.
10.30(9)           First Amendment to Amended and Restated Debenture of Nextera Enterprises, Inc. dated as of April 15, 1999.
10.31(8)           Amended and Restated Debenture of Nextera  Enterprises, Inc. in the principal amount of $24,933,543.66 dated as of December 31, 1997.
10.32(9)           First Amendment to Amended and Restated Debenture of Nextera Enterprises, Inc.
                   dated as of April 15, 1999.
10.33(6)           Employment Agreement dated as of August 31, 1998 by and between Roger Brossy and
                   SC/NE, LLC.
10.34(6)           Noncompete, Non-solicitation, Proprietary Information, Confidentiality and
                   Inventions Agreement dated as of August 31, 1998 between Roger Brossy and Nextera
                   Enterprises, L.L.C.
10.35(8)           Agreement dated as of December 31, 1998 by and between Lexecon Inc. and Andrew M.
                   Rosenfield.
10.36(8)           Confidentiality and Proprietary Rights Agreement dated as of December 31, 1998 between Lexecon Inc. and Daniel R. Fischel.
10.37(8)           Confidentiality and Proprietary Rights Agreement dated as of December 31, 1998 between Lexecon Inc. and Dennis W. Carlton.
10.38(10)          Discretionary Demand Credit Agreement dated as of June, 25 1999 between Nextera
                   Enterprises, Inc. and BankBoston, N.A.
10.39(10)          Demand Note dated June 25, 1999 of Nextera Enterprises, Inc. in favor of BankBoston,
                   N.A.
10.40(10)          Guarantee and Security Agreement dated as of June 25, 1999 by and among Nextera
                   Enterprises, Inc., BankBoston, N.A. and the entities listed on the signature pages thereto.
10.41(14)          Third Amendment to Credit Agreement dated as of December 30, 1999 by and among Nextera
                   Enterprises, Inc., BankBoston, N.A. and the entities listed on the signature pages thereto, dated December 31, 2000.
10.42(12)          Second Amendment to Credit Agreement dated as of December 30, 1999 by and among
                   Nextera Enterprises, Inc., BankBoston, N.A. and the entities listed on the signature pages thereto, dated November 14, 2000.
10.43(13)          Credit Agreement dated as of December 30, 1999 by and among Nextera Enterprises,
                   Inc., BankBoston, N.A. and the entities listed on the signature pages thereto.
10.44(13)          Guarantee and Security Agreement dated as of December 30, 1999 by and among Nextera
                   Enterprises, Inc., BankBoston, N.A. and the entities listed on the signature pages thereto.
10.45(13)          Non-Qualified Stock Option Agreement between Nextera Enterprises, Inc. and Steven B.
                   Fink.
10.46(6)           Promissory Note of Gresham Brebach, Jr. dated January 2, 1998 in the principal amount of $576,000 in favor of Nextera Enterprises Holdings, L.L.C.
10.47(6)           Promissory Note of Michael  Muldowney  dated January 2, 1998 in the principal amount of $72,000 in favor of Nextera Enterprises Holdings, L.L.C.
10.48(6)           Promissory Note of Debra  Bergevine dated January 2, 1998 in the principal amount of
                   $62,000 in favor of Nextera Enterprises Holdings, L.L.C.
10.49(11)          Employment Agreement dated September 30, 2000 between Nextera and Vincent C. Perro.
10.50(11)          Employment Agreement dated October 24, 2000 between Nextera and Michael P. Muldowney.
10.51(11)          Employment Agreement dated October 25, 2000 between Nextera and David Schneider.
10.52(12)          Employment Letter dated November 8, 2000 between Steven B. Fink and Nextera.
21.1(14)           List of Subsidiaries
23.1(14)           Consent of Ernst & Young LLP, Independent Auditors


(1) Filed as an exhibit to Nextera's Registration Statement on Form S-8 dated November 17, 2000, and incorporated herein by reference.
(2) Filed as an exhibit to Nextera's Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-63789) dated January 21, 1999, and incorporated herein by reference.
(3) Filed as an exhibit to Nextera's Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-63789) dated May 17, 1999, and incorporated herein by reference.
(4) Filed as an exhibit to Nextera's Form 8-K filed on December 15, 2000, and incorporated herein by reference.
(5) Filed as an exhibit to Nextera's Amendment No. 6 to Registration Statement on Form S-1 (File No. 333-63789) dated May 6, 1999, and incorporated herein by reference.
(6) Filed as an exhibit to Nextera's Registration Statement on Form S-1 (File No. 333-63789) dated September 18, 1998, and incorporated herein by reference.
(7) Filed as an exhibit to Nextera's Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-63789) dated December 4, 1998, and incorporated herein by reference.
(8) Filed as an exhibit to Nextera's Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-63789) dated February 24, 1999, and incorporated herein by reference.
(9) Filed as an exhibit to Nextera's Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-63789) dated April 16, 1999, and incorporated herein by reference.
(10) Filed as an exhibit to Nextera's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

(11) Filed as an exhibit to Nextera's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.
(12) Filed as an exhibit to Nextera's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2000 and incorporated herein by reference.
(13) Filed as an exhibit to Nextera's Quarterly Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(14) Filed herewith.

(b)  REPORTS ON FORM 8-K

     On December 15, 2000, we filed a report on Form 8-K. A press release was attached to the report announcing that Knowledge Universe, Inc. has converted $21.0 million of subordinated debt into a new series of Nextera Preferred Stock. Attached as exhibits were the Certificate of Designations for the new series of Preferred Stock and the Note Conversion Agreement pursuant to the transaction.



                                                                     SCHEDULE II

                            NEXTERA ENTERPRISES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS



-----------------------------------------------------------------------------------------------------------------------
                                              BALANCE AT
                                             BEGINNING OF    CHARGED TO                                      END OF
              DESCRIPTION                       PERIOD       OPERATIONS     ACQUISITIONS    DEDUCTIONS       PERIOD
-----------------------------------------------------------------------------------------------------------------------
Period ended December 31, 1998
         Allowance for uncollectible
            accounts ....................     $  100,000      $  304,000     $  863,000     $       --      $1,267,000
-----------------------------------------------------------------------------------------------------------------------
Period ended December 31, 1999
         Allowance for uncollectible
            accounts ....................   $  1,267,000      $  871,000     $       --     $  1,185,000    $  953,000
-----------------------------------------------------------------------------------------------------------------------

Period ended December 31, 2000
         Allowance for uncollectible
            accounts ....................     $  953,000    $  4,552,000      $  50,000     $  3,004,000    $2,551,000
-----------------------------------------------------------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Nextera Enterprises, Inc.
April 17, 2001
                             By:      /s/ David Schneider
                                ------------------------------------------
                                                David Schneider,
                              Chief Executive Officer, President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


                 SIGNATURE                                            TITLE                          DATE

/s/ David Schneider                               President, Chief Executive Officer and          April 17, 2001
-------------------------------------------       Director (Principal Executive Officer)
           David Schneider

/s/ Michael P. Muldowney                          Chief Financial Officer (Principal              April 17, 2001
-------------------------------------------       Financial and Accounting Officer)
           Michael P. Muldowney

/s/ Vincent C. Perro                              Chief Operating Officer and Director            April 17, 2001
-------------------------------------------
           Vincent C. Perro

/s/ Steven B. Fink                                Chairman of the Board                           April 17, 2001
-------------------------------------------
           Steven B. Fink

/s/ Roger Brossy                                  Director                                        April 17, 2001
-------------------------------------------
           Roger Brossy

/s/ Gregory J. Clark                              Director                                        April 17, 2001
-------------------------------------------
           Gregory J. Clark

/s/ Ralph Finerman                                Director                                        April 17, 2001
-------------------------------------------
           Ralph Finerman

/s/ Keith D. Grinstein                            Director                                        April 17, 2001
-------------------------------------------
           Keith D. Grinstein

/s/ Stanley E. Maron                              Director                                        April 17, 2001
-------------------------------------------
           Stanley E. Maron

/s/ Michael D. Rose                               Director                                        April 17, 2001
-------------------------------------------
           Michael D. Rose

/s/ Richard V. Sandler                            Director                                        April 17, 2001
-------------------------------------------
           Richard V. Sandler

/s/ Richard L. Sandor                             Director                                        April 17, 2001
-------------------------------------------
           Richard L. Sandor