Form 10-K/A
period 2000-12-31
NEXTERA ENTERPRISES INC
filed 2001-04-30
CIK 1070534

================================================================================

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE.
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                CLASS A COMMON STOCK, $0.001 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        Indicate by check mark if disclosure of delinquent filer pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        As of April 12, 2001, the aggregate market value of the registrant's Class A voting stock held by non-affiliates of the registrant was approximately $18,993,269, based on the closing price of the Company's Common Stock on the Nasdaq National Market on April 12, 2001 of $0.86 per share.

        As of April 12, 2001, 31,396,789 shares of registrant's Class A Common Stock, $0.001 par value, were outstanding and 3,848,560 shares of registrant's Class B Common Stock, $0.001 par value, were outstanding.

================================================================================

        The following items of Nextera Enterprises, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 are hereby amended. Each such item is set forth in its entirety as amended.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The directors, executive officers and key employees of Nextera and their ages as of April 14, 2001 are as follows:

Directors
Steven B. Fink.................      50      Chairman of the Board of Directors
Roger Brossy...................      41      Managing Director, Sibson Director
Gregory C. Clark...............      58      Director
Ralph Finerman.................      65      Director
Keith D. Grinstein.............      40      Director
Stanley E. Maron...............      53      Secretary and Director
Vincent C. Perro...............      47      Chief Operating Officer and Director
Michael D. Rose................      58      Director
Richard V. Sandler.............      52      Director
Richard L. Sandor..............      60      Director
David Schneider................      41      Chief Executive Officer, President and Director

Executive Officer and Key
Employees

Michael P. Muldowney...........      37      Chief Financial Officer
Andrew M. Rosenfield...........      49      Chairman of the Board of Directors of Lexecon Inc.
Dennis W. Carlton..............      50      President of Lexecon Inc.


STEVEN B. FINK

        Mr. Fink, 50, currently serves as Chairman of the Board of Directors. Mr. Fink is also a Director of Nextera Enterprises Holdings, Inc., a position he has held since February 1999, Vice Chairman and Treasurer of Knowledge Universe, Inc., positions he has held since August 1998, and serves as an officer or director of other privately-held affiliates of Knowledge Universe and subsidiaries of Nextera. In addition, Mr. Fink is a Director of Spring Group, PLC, a business consulting firm. From December 1993 to December 1996, Mr. Fink was Vice President of MC Group, a business consulting firm. Mr. Fink was President of East West Capital, an investment firm, from 1989 to December 1993.

ROGER BROSSY

        Mr. Brossy, 41, currently serves as a Director of Nextera, a position he has held since August 1998. Mr. Brossy was elected as Director pursuant to the terms of a stockholders agreement entered into in connection with our acquisitions of Sibson & Company, L.P. and Sibson Canada, Inc. Mr. Brossy also serves as Managing Director of Sibson & Company, LLC, our subsidiary. Mr. Brossy has held various management and consulting positions with Sibson since 1985. From 1981 to 1985, Mr. Brossy was a consultant with Hay Associates, a human resources consulting firm.

GREGORY J. CLARK

        Mr. Clark, 58, currently serves as a Director of Nextera, a position he has held since January 2000. Mr. Clark is also an officer of Knowledge Universe and another privately-held affiliate of Knowledge Universe, positions he has held since December 1999. From 1998 to 1999, Mr. Clark served as President and Chief Operating Officer of Loral

Space & Communications. From 1994 to 1998, Mr. Clark served as President of News Technology Group, a division of News Corporation. From 1988 to 1994, Mr. Clark served as Director of Science and Technology for IBM in Australia.

RALPH FINERMAN

        Mr. Finerman, 65, currently serves as a Director of Nextera, a position he has held since August 1998. Mr. Finerman is also a Director of Nextera Enterprises Holdings, Inc., a position he has held since February 1999, and serves as an officer or director of other privately-held affiliates of Knowledge Universe and subsidiaries of Nextera. Mr. Finerman is a CPA and an attorney and practiced in New York prior to forming RFG Financial Group, Inc. in 1994. Mr. Finerman currently serves as President of RFG Financial Group.

KEITH D. GRINSTEIN

        Mr. Grinstein, 40, currently serves as a Director of Nextera, a position he has held since January 2000. Mr. Grinstein is Vice Chairman of the Board of Directors of Nextel International, Inc. Mr. Grinstein has been a member of Nextel's Board of Directors since January 1996, its President from January 1996 until March 1999 and its Chief Executive Officer from January 1996 until August 1999. From January 1991 to December 1995, Mr. Grinstein was President and Chief Executive Officer of the aviation communications division of AT&T Wireless Services, Inc., formerly McCaw Cellular Communications, Inc. Mr. Grinstein also held a number of positions at McCaw Cellular Communications and its subsidiaries, including Vice President and Assistant General Counsel of McCaw Cellular Communications and Vice President, General Counsel and Secretary of LIN Broadcasting Company. Mr. Grinstein is also a Director of The Ackerley Group, Inc. and F5 Networks, Inc.

STANLEY E. MARON

        Mr. Maron, 53, currently serves as a Director and as Secretary of Nextera, positions he has held since our inception. Mr. Maron is also Director and Secretary of Nextera Enterprises Holdings, Inc., positions he has held since February 1999, and serves as an officer or director of other privately-held affiliates of Knowledge Universe and subsidiaries of Nextera. Mr. Maron is a senior partner in the law firm of Maron & Sandler a position he has held since September 1994.

VINCENT C. PERRO

        Mr. Perro, 47, currently serves as a Director of Nextera and as Chief Operating Officer of Nextera, a position he has held since September 2000. Mr. Perro served as President of International Operations for Sibson & Company, L.P., from August 1998 until September 2000. Prior to joining Sibson & Company, L.P. in 1987, Mr. Perro was Chief Administrative Officer of the Public Finance Division of E. F. Hutton & Company.

RICHARD V. SANDLER

        Mr. Sandler, 52, currently serves as a Director of Nextera, a position he has held since our inception. Mr. Sandler is also a Director of Nextera Enterprises Holdings, Inc., a position he has held since February 1999, and serves as an officer or director of other privately-held affiliates of Knowledge Universe and subsidiaries of Nextera. Mr. Sandler is a senior partner in the law firm of Maron & Sandler a position he has held since September 1994.

RICHARD L. SANDOR, PH.D.

        Dr. Sandor, 60, currently serves as a Director of Nextera, a position he has held since January 2000. Dr. Sandor is Chairman of the Board of Directors and Chief Executive Officer of Environmental Financial Products L.L.C., which specializes in developing and trading in environmental, financial and commodity markets, positions he has held since 1998. In 1997 and 1998, Dr. Sandor served as Second Vice Chairman-Strategy for the Chicago Board of Trade. Prior to that time, Dr. Sandor held senior executive positions in the financial services industry and with the Chicago Board of Trade. Dr. Sandor is on the Board of Governors of The School of the Art Institute of Chicago. Dr. Sandor serves on our Compensation Committee.

DAVID SCHNEIDER

        Mr. Schneider, 41 currently serves as a Director of Nextera, a position he has held since October 2000, and as President and Chief Executive Officer of Nextera, positions he has held since October 2000. From October 1998 to October 2000, Mr. Schneider served as Global Leader of strategic planning for the Management Consulting Services division of PricewaterhouseCoopers. Mr. Schneider also served as the Americas Theatre Leader for PricewaterhouseCoopers' strategic change practice where he had general management responsibilities. Previously, Mr. Schneider held a number of management positions at Ernst & Young, General Electric and Grumman Aerospace Corporation.

MICHAEL P. MULDOWNEY

        Mr. Muldowney, 37, joined us in May 1997 as Vice President, Finance and currently serves as our Chief Financial Officer, a position he has held since May 1998, and as an officer of certain subsidiaries of Nextera. Mr. Muldowney is a certified public accountant and was Corporate Controller as well as a Principal of Mercer Management Consulting, Inc. from 1992 to May 1997, and held various other financial management positions with Mercer from 1989 to 1992.

ANDREW M. ROSENFIELD

        Mr. Rosenfield, 49, currently serves as Chairman of the Board of Directors of Lexecon Inc. and has held various management positions with Lexecon since he co-founded it in 1977. Mr. Rosenfield also serves as a Senior Lecturer in Law at The University of Chicago Law School. Mr. Rosenfield is also Chairman of the Board of Directors and Chief Executive Officer of UNext.com, LLC, an educational services company.

DENNIS W. CARLTON

        Mr. Carlton, 50, currently serves as President of Lexecon, a position he has held since November 1997. Mr. Carlton has held various executive positions with Lexecon since 1977. Mr. Carlton is a Professor of Economics at The University of Chicago's Graduate School of Business, a position he has held since 1984.

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

        To our knowledge, based solely on a review of the copies of such reports furnished to the us, during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to our officers, directors and greater-than-ten-percent beneficial owners were complied with, except that Mr. Perro filed a late Form 3 to report his initial holdings upon becoming a Chief Operating Officer, and Mr. Schneider filed a Form 5 to report 3,500 shares acquired in the open market before he began his employment, which shares should have been reported on the Form 3 reporting his initial holdings upon becoming Chief Executive Officer and President.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

        The following table sets forth all compensation paid or accrued for the year ended December 31, 1998, for the year ended December 31, 1999 and for the year ended December 31, 2000 for our Chief Executive Officer, our former Chief Executive Officer and our four other most highly compensated executive officers whose compensation exceeded $100,000 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                             LONG TERM
                                                                                            COMPENSATION
                                                                                               AWARDS
                                                                                            ------------
                                                                        ANNUAL               SECURITIES
                                                                     COMPENSATION            UNDERLYING
                                                   FISCAL       ----------------------        OPTIONS        ALL OTHER
NAME AND POSITION                                   YEAR         SALARY        BONUS        (# OF SHARES)   COMPENSATION
-------------------                                ------       --------      --------      -------------   ------------
David Schneider(1) ..........................      2000         $136,538      $250,000       3,062,267(2)      $ 3,462
Chief Executive Officer, President
and Director

Steven B. Fink(3) ...........................      2000         $481,250             0               0               0
Chairman of the Board of Directors and             1999(4)      $100,165             0               0               0
Former Chief Executive Officer


Vincent C. Perro(5) .........................      2000         $393,166      $276,000         400,000         $ 5,655
Chief Operating Officer and Director

Roger Brossy ................................      2000         $366,666             0         179,700         $14,621
Managing Director, Sibson and Director             1999         $272,917      $ 76,500              --         $15,000(6)
                                                   1998(7)      $ 83,333      $100,000          28,000              --

Michael P. Muldowney ........................      2000         $236,672      $100,000         200,000              --
Chief Financial Officer                            1999         $191,000      $ 57,300              --         $   135(6)
                                                   1998         $181,417      $ 40,950              --         $30,547(6)

James K. Burns(8) ...........................      2000         $475,007             0               0               0
Former Managing Director, Technologies             1999(9)      $275,000      $ 67,552         200,000              --
Solutions Group and Former Director

--------------------------

(1)  Mr. Schneider was named Chief Executive Officer and President in October
     2000.

(2) Includes options to purchase 2,762,267 shares of our Class A Common Stock that were granted subject to stockholder approval of an amendment to the Amended and Restated 1998 Equity Participation Plan at the Annual Meeting. Also includes options that Nextera Enterprises Holdings granted to Mr. Schneider to purchase 300,000 shares of our Class A Common Stock owned by it (see "Compensation Arrangements and Employment Agreements").

(3)  Mr. Fink was our Chief Executive Officer from October 1999 to October 2000.

(4) Represents compensation and awards from October 29, 1999, the date Mr. Fink joined Nextera, to December 31, 1999.

(5)  Mr. Perro was named Chief Operating Officer in September 2000. (6) Includes
     (i) for 1998, the dollar value of the difference between the price paid for shares of Class A Common Stock purchased in August 1998 and the fair market value of such Class A Common Stock on the date of purchase, (ii) the value of life insurance paid by the Company, and (iii) miscellaneous other benefits.

(7) Represents compensation and awards from August 31, 1998, the date Mr. Brossy joined Nextera, to December 31, 1998.

(8) Mr. Burns resigned as Managing Director of Nextera's Technologies Solutions Group in May 2000 and as director of Nextera in July 2000.

(9) Represents compensation from February 1, 1999, the date Mr. Burns joined Nextera, to December 31, 1999.

OPTION GRANTS

        The following table sets forth information regarding stock options granted to the Named Executive Officers in 2000.

                           STOCK OPTION GRANTS IN 2000

                                                                                               POTENTIAL REALIZABLE
                                                                                                 VALUE AT ASSUMED
                                                   INDIVIDUAL GRANTS                             ANNUAL RATES OF
                                --------------------------------------------------------              STOCK
                                 NUMBER OF     PERCENT OF TOTAL                                 PRICE APPRECIATION
                                 SECURITIES    OPTIONS GRANTED                                         FOR
                                 UNDERLYING          TO          EXERCISE                         OPTION TERM(1)
                                  OPTIONS       EMPLOYEES IN      PRICE       EXPIRATION     ------------------------
NAME                              GRANTED        FISCAL 2000      ($/SH)         DATE           5%              10%
----                            -----------    ---------------   --------      ---------     ---------      ---------
David Schneider(2) .......      2,762,267(3)         24.14%      $   2.00      10/25/10      3,474,346      8,804,681
                                  300,000(4)           N/A       $   2.00      10/25/10        377,336        956,245

Steven B. Fink(5) ........             --               --       $     --            --             --

Vincent C. Perro .........        400,000              3.5%      $   3.06      10/02/10        769,766      1,950,740

Roger Brossy .............         79,700                *       $   9.13       2/24/10        457,621      1,159,703
                                  100,000                *       $  1.625      10/27/10        102,195        258,983

Michael P. Muldowney .....        100,000                *       $   9.13       2/24/10        574,180      1,455,086
                                  100,000                *       $  1.625      10/27/10        102,195        258,983

James K. Burns ...........             --               --       $     --            --             --

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

(2)  Mr. Schneider was named Chief Executive Officer and President in October
     2000.

(3) Includes options to purchase 1,912,267 shares of our Class A Common Stock that were granted subject to stockholder approval of an amendment to the Amended and Restated 1998 Equity Participation Plan at the Annual Meeting.

(4) Represents options that Nextera Enterprises Holdings granted to Mr. Schneider to purchase 300,000 shares of our Class A Common Stock owned by it (see "Compensation Arrangements and Employment Agreements").

(5) Mr. Fink was our Chief Executive Officer from October 1999 through October 2000.

           2000 AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES


        The following table sets forth certain information with respect to the exercise of options to purchase our Class A Common Stock during the year ended December 31, 2000, and the unexercised options held and the value thereof at that date, for each of the Named Executive Officers.

                                                               NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED                 IN-THE-MONEY
                                                             OPTIONS AT FISCAL YEAR-END       OPTIONS AT FISCAL YEAR-END
                                     SHARES         VALUE                (#)                           ($)(1)
                                   ACQUIRED ON    REALIZED   --------------------------       ----------------------------
NAME                                EXERCISE         ($)     EXERCISABLE  UNEXERCISABLE       EXERCISABLE    UNEXERCISABLE
----                              ------------   ----------  -----------  -------------       -----------    -------------
David Schneider ...........              --      $       --           0      3,062,267(2)      $       --      $       --
Steven B. Fink ............              --      $       --          --             --         $       --      $       --
Vincent C. Perro ..........              --      $       --      25,000        425,000         $       --      $       --
Roger Brossy ..............              --      $       --      14,000        193,700         $       --      $       --
Michael P. Muldowney ......              --      $       --      37,500        162,500         $       --      $       --

----------

(1) Represents the closing price per share of the underlying shares on the last trading day of 2000 less the option exercise price multiplied by the number of shares. The closing value per share was $0.5625 on the last trading of 2000 as reported on the Nasdaq National Market.

(2) Of the options we granted to Mr. Schneider to purchase 2,762,267 shares of our Class A Common Stock, options to purchase 1,912,267 shares are subject to stockholder approval of an amendment to the Amended and Restated 1998 Equity Participation Plan at the Annual Meeting. Also includes options that Nextera Enterprises Holdings granted to Mr. Schneider to purchase 300,000 shares of our Class A Common Stock owned by it (see "Compensation Arrangements and Employment Agreements").

COMPENSATION OF DIRECTORS

        Directors are reimbursed for all expenses incurred in connection with attendance at Board of Directors and Committee meetings, but do not otherwise receive any compensation for services as a director. In 2000, pursuant to our Amended and Restated 1998 Equity Participation Plan, as compensation for services as a director we granted options to purchase 35,000 shares of our Class A Common Stock to each of Messrs. Rose, Sandler, Maron, and Finerman, and 50,000 shares of our Class A Common Stock to each of Messrs. Clark, Grinstein and Dr. Sandor. Following the Annual Meeting, we intend to evaluate director compensation and we may implement a more extensive program for non-employee directors.

COMPENSATION ARRANGEMENTS AND EMPLOYMENT AGREEMENTS

DAVID SCHNEIDER

        On October 25, 2000, we entered into an employment agreement with David Schneider, our Chief Executive Officer and President, under which we agreed to pay Mr. Schneider a minimum annual base salary of $750,000 and an annual bonus to be determined by our Board of Directors of up to $750,000 if we equal or exceed our projected revenue and income figures. Mr. Schneider is also entitled to benefits under our benefit plans and is subject to a Noncompete, Non-Solicitation, Proprietary Information, Confidentiality and Inventions Agreement. Pursuant to the terms of the employment agreement we nominated Mr. Schneider, and he was elected, to serve on our Board of Directors. In connection with his appointment as our Chief Executive Officer and President, we granted Mr. Schneider options to purchase up to 2,762,267 shares of our Class A Common Stock, 1,912,267 of which are subject to stockholder approval of an amendment to the Amended and Restated 1998 Equity Participation Plan at the Annual Meeting, at an exercise price of $2.00 per share. All of these options are subject to adjustments for stock splits, reverse stock splits, stock dividends and other similar transactions affecting such shares.

These options have a term of ten years and vest as follows:

        (1) 850,000 options will vest as follows: 212,500 options will vest on October 25, 2001 and every three months thereafter an additional 53,125 options will vest;

        (2) 912,267 options will vest as follows: 228,067 options will vest on October 25, 2001 and every three months thereafter an additional 57,017 options will vest; and

        (3) 1,000,000 options will vest on October 25, 2005. Notwithstanding the foregoing, at such time that the average closing price of our Class A Common Stock over the 180 days prior to October 25, 2003, as reported on the Nasdaq National Market or other national securities exchange upon which our Class A Common Stock may be listed in the future, equals or exceeds $10.00 per share or the Company's net income after tax equals or exceeds $12 million (excluding one time charges) during any period of twelve consecutive months from October 25, 2000 to October 25, 2003 then all of these options will vest.

        Notwithstanding the above:

        (1) if, during the period from October 25, 2000 to October 25, 2001, Mr. Schneider's employment with us terminates at any time for any reason other than as a result of his disability or dismissal for "cause," as defined below, any unvested options will vest;

        (2) if, after October 25, 2001, Mr. Schneider's employment with us terminates at any time for any reason other than as a result of his dismissal for "cause," as defined below, any unvested options will vest; or

        (3) if Mr. Schneider's employment with us is terminated for "cause," as defined below, all unvested options will terminate and become unexercisable.

        We can terminate Mr. Schneider's employment for "cause" if Mr. Schneider
(i) commits any willful act that constitutes gross misconduct of a type and kind which results in material economic harm to the Company; (ii) commits a willful violation of a federal or state law, rule or regulation applicable to the business of the Company of a type and kind that is materially adverse to the Company; or (iii) is convicted of, or enters a guilty or no contest plea, to a felony involving moral turpitude.

        In addition, in connection with Mr. Schneider's appointment as our Chief Executive Officer and President, Nextera Enterprises Holdings, Inc. granted Mr. Schneider options to purchase from it up to 300,000 shares of our Class A Common Stock held by it, at an exercise price of $2.00 per share, subject to adjustments for stock splits, reverse stock splits, stock dividends and other similar transactions affecting such shares. These options have a term of ten years and will vest as follows: 75,000 options will vest on October 25, 2001 and every three months thereafter an additional 18,750 options will vest.

        Notwithstanding the above:

        (1) if, during the period from October 25, 2000 to October 25, 2001, Mr. Schneider's employment with us terminates at any time for any reason other than as a result of his disability or dismissal for "cause," as defined below, any unvested options will vest;

        (2) if, after October 25, 2001, Mr. Schneider's employment with us terminates at any time for any reason other than as a result of his dismissal for "cause," as defined below, any unvested options will vest; or

        (3) if Mr. Schneider's employment with us is terminated for "cause," as defined below, all unvested options will terminate and become unexercisable.

VINCENT C. PERRO

        On September 30, 2000, we entered into an employment agreement with Vincent C. Perro, our Chief Operating Officer. The agreement provides for a term of thirty months, which automatically renews for additional one-year periods unless either party provides at least 60 days notice of its intention not to renew. Pursuant to the agreement,

Mr. Perro currently receives an annual base salary of $450,000 and an annual target bonus equal to 100% of his base salary, in an amount to be determined by our Board of Directors, as well as benefits under our benefit plans. Mr. Perro is also subject to noncompetition, nondisclosure, and nonsolicitation covenants. Pursuant to the terms of the agreement we nominated Mr. Perro, and he was elected, to serve on our Board of Directors. In connection with his appointment as our Chief Operating Officer, we granted Mr. Perro options to purchase up to 400,000 shares of our Class A Common Stock at an exercise price of $3.06 per share. All of these options are subject to adjustments for stock splits, reverse stock splits, stock dividends and other similar transactions affecting such shares. These options have a term of ten years and vest at a rate of 25% per year over four years.

MICHAEL P. MULDOWNEY

        On October 24, 2000, we entered into an employment agreement with Michael P. Muldowney, our Chief Financial Officer. The agreement provides for a term of one year, which automatically renews for additional one-year periods unless either party provides at least 30 days notice of its intention not to renew. Pursuant to the agreement, Mr. Muldowney currently receives an annual base salary of $285,000 and an annual bonus of up to 50% of his base salary, in an amount to be determined by our Board of Directors, as well as benefits under our benefit plans. Mr. Muldowney is also subject to noncompetition, nondisclosure, and nonsolicitation covenants.

ROGER BROSSY

        On August 31, 1998, Sibson & Company, LLC, our subsidiary, entered into an employment agreement with Roger Brossy, one of our Directors. The agreement has a term of two years, as well as automatic renewal on each subsequent anniversary for subsequent one-year terms unless either Mr. Brossy or Sibson gives written notice to the other not less than sixty days prior to such anniversary. Pursuant to the agreement, Mr. Brossy receives a minimum annual base salary of $375,000, an annual target bonus equal to 85% of his annual base salary pursuant to Sibson's Annual Incentive Plan, as well as benefits under Sibson's benefit plans. Under the agreement, Mr. Brossy purchased units of a predecessor entity at an aggregate purchase price of $218 that were ultimately converted into 1,554 shares of our Class A Common Stock.

        The agreement also provides that upon Sibson's termination of Mr. Brossy's employment, other than for cause, retirement, disability or death, Sibson shall:

        (1) pay Mr. Brossy the balance of his base salary and a pro-rata share of the applicable bonus to which he would have been entitled to receive through the end of the then applicable term;

        (2) cause any options granted to Mr. Brossy under our Amended and Restated 1998 Equity Participation Plan to vest to the extent of 50% of the remaining unvested portion of such options; and

        (3) continue to provide benefits upon the same terms and conditions then in effect on the date of termination through the then applicable term.

        Mr. Brossy is also subject to a Noncompete, Non-Solicitation, Proprietary Information, Confidentiality and Inventions Agreement.

STEVEN B. FINK

        On November 8, 2000, we entered into an agreement with Steven B. Fink revising the terms of his employment. Pursuant to this agreement, Mr. Fink agreed to serve as an "at will" employee and receive compensation of $2,500 per month. In addition, Mr. Fink agreed to waive all previously granted vested and unvested options to purchase shares of our Class A Common Stock. Mr. Fink remains entitled to benefits under our benefit plans.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth the beneficial ownership of our Class A Common Stock and Class B Common Stock as of April 30, 2001, by (i) all those known by us to be beneficial owners of more than 5% of our Common Stock; (ii) each of our directors; (iii) our Chief Executive Officer and our other four most highly paid executive officers; and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power. Unless otherwise indicated, the address of the persons named below is care of Nextera Enterprises, Inc., 343 Congress Street, Suite 2100, Boston, MA 02210-1215.

                                                                         BENEFICIAL OWNERSHIP         BENEFICIAL OWNERSHIP OF
                                        BENEFICIAL OWNERSHIP OF            OF CLASS B COMMON           CLASS A AND B COMMON
                                      CLASS A COMMON STOCK(1)(2)              STOCK(1)(2)                  STOCK (1)(2)
                                    ----------------------------      --------------------------   ------------------------------
                                                                                                                   PERCENT OF ALL
                                       SHARES                            SHARES                                       COMMON
       NAME OF                      BENEFICIALLY      PERCENT OF      BENEFICIALLY    PERCENT OF    PERCENT OF         STOCK
   BENEFICIAL OWNER                    OWNED            CLASS            OWNED          CLASS      VOTING POWER     OUTSTANDING
   ----------------                 ------------      ----------      ------------    ----------   ------------    --------------
David Schneider ................          2,735               *                --           --              *              *
Steven B. Fink .................             --              --                --           --             --             --
Vincent C. Perro ...............        256,179(3)            *                --           --              *              *
Roger Brossy ...................        218,203(4)            *                --           --              *              *
Michael P. Muldowney ...........        108,130(5)            *            25,370            *              *              *
Gregory C. Clark ...............         16,667(6)            *                --           --              *              *
Ralph Finerman .................         26,667(6)            *                --           --              *              *
Keith D. Grinstein .............         18,667(7)            *                --           --              *              *
Stanley E. Maron ...............         26,667(6)            *                --           --              *              *
Michael D. Rose ................         26,667(6)            *                --           --              *              *
Richard V. Sandler .............         26,667(6)            *                --           --              *              *
Richard L. Sandor, Ph.D. .......         16,667(6)            *                --           --              *              *
Nextera Enterprises Holdings,
Inc. ...........................      8,810,000(8)         28.1         3,844,200         99.9           67.6           35.6
Lawrence J. Ellison ............      8,810,000(8)         28.1         3,844,200         99.9           67.6           35.6
Michael R. Milken ..............      8,810,000(8)         28.1         3,844,200         99.9           67.6           35.6
Lowell J. Milken ...............      8,810,000(8)         28.1         3,844,200         99.9           67.6           35.6
All directors and executive
officers as a group (12 persons)        743,916(9)          2.4            25,370            *            1.4            2.2

-------------------------

* Indicates beneficial ownership of less than 1.0% of the outstanding Class A or Class B Common Stock, as applicable.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days hereof are deemed outstanding and to be beneficially owned by the person holding such options for purposes of computing such person's percentage ownership, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except for shares held jointly with a person's spouse or subject to applicable community property laws, or as indicated in the footnotes to this table, each stockholder identified in the table possesses the sole voting and disposition power with respect to all shares of Common Stock shown as beneficially owned by such stockholder.

(2) Based on approximately 31,396,789 shares of Class A Common Stock and 3,848,560 shares of Class B Common Stock outstanding as of April 12, 2001.

(3) Includes 25,000 shares issuable with respect to options exercisable within 60 days of April 30, 2001 and 46,236 shares of Class A Common Stock held by the Perro Children Irrevocable Trust. Mr. Perro has disclaimed all beneficial ownership of such shares.

(4) Includes 14,000 shares issuable with respect to options exercisable within 60 days of April 30, 2001.

(5) Includes 37,500 shares issuable with respect to options exercisable within 60 days of April 30, 2001 and 9,000 shares of Class A Common Stock held by the Muldowney Children Irrevocable Trust. Mr. Muldowney has disclaimed all beneficial ownership of such shares.

(6) Represents shares issuable with respect to options exercisable within 60 days of April 30, 2001.

(7) Includes 16,667 shares issuable with respect to options exercisable within 60 days of April 30, 2001.

(8) Lawrence J. Ellison, Michael R. Milken, and Lowell J. Milken may each be deemed to have the power to direct the voting and disposition of, and to share beneficial ownership of, any shares of Common Stock owned by Nextera Enterprises Holdings, Inc. Lawrence J. Ellison, Michael R. Milken, and Lowell J. Milken may be deemed to be a group within the meaning of Rule 13d-5 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Lawrence J. Ellison is Chairman and Chief Executive Officer of Oracle Corporation and a Director of Knowledge Universe, LLC, and Knowledge Universe, Inc. Michael R. Milken is Chairman of the Board of Directors of Knowledge Universe, LLC and Knowledge Universe, Inc. On February 24, 1998, without admitting or denying any liability, Michael R. Milken consented to the entry of a final judgment in the U.S.

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

(9) Includes 233,166 shares issuable with respect to options exercisable within 60 days of April 30, 2001, 46,236 shares of Class A Common Stock held by the Perro Children Irrevocable Trust of which Mr. Perro has disclaimed all beneficial ownership, and 9,000 shares of Class A Common Stock held by the Muldowney Children Irrevocable Trust of which Mr. Muldowney has disclaimed all beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOANS TO OFFICERS

        In 1998, Nextera Enterprises Holdings, L.L.C., a predecessor entity to us, made a loan of $72,000 to Michael P. Muldowney, our Chief Financial Officer, the proceeds of which were used to purchase from Nextera Enterprises Holdings, L.L.C. preferred units of Nextera Enterprises Holdings. This loan bears interest at a rate of 10% per annum. The promissory note and security documents evidencing this debt were contributed to us. The preferred units purchased by Mr. Muldowney were ultimately converted to a 0.1% interest in the debentures discussed below.

DEBENTURES AND SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK

        In 1998, we issued two debentures to Knowledge Universe, Inc. with principal amounts of $24,970,000 and $23,000,000, respectively. Both debentures are due on May 1, 2002. The debentures accrue interest at a rate of 10% retroactive to the date the initial capital was funded. During 1999, we repaid $25,607,000 of principal and interest due under the Debentures. Effective August 31, 1999, in accordance with the terms of the Debenture, unpaid interest then outstanding was converted to principal, with interest accruing thereafter payable on a quarterly basis. Principal and interest amounts due under the Debentures are subordinated to borrowings under the Senior Credit Facility.

        On December 14, 2000, we entered into a Note Conversion Agreement with Knowledge Universe, Inc. (the "Note Conversion Agreement"). Under the terms of the Note Conversion Agreement, Knowledge Universe, Inc. converted $21,000,000 of debentures described above into 210,000 shares of $0.001 par value Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stock bears dividends at a 10% rate from issuance through June 30, 2001 and at a 7% rate thereafter. Such dividends are payable quarterly in arrears in cash or, at our option, in additional nonassessable shares of Series A Preferred Stock.

        The Series A Preferred Stock carries a liquidation preference equal to $100 per share and is convertible into Class A Common Stock at the option of the holder beginning on June 30, 2001. For the period from June 30, 2001 through December 14, 2002, the Series A Preferred Stock is convertible at a price equal to the lesser of $3.00 or 150% of the average closing price of the Company's Class A Common Stock for the 10 trading day period preceding June 30, 2001 (the "Initial Conversion Price"). Thereafter, the conversion price will be reset at the lower of the Initial Conversion Price or 80% of the average closing price for the 30 day trading day period preceding December 14, 2002 (the "Reset Conversion Price"). In no event will either the Initial Conversion Price or the Reset Conversion price be less than $0.6875 per share, the closing price of our Class A Common Stock on December 13, 2000. Each holder of Series A Preferred Stock will be entitled to vote on matters presented to shareholders on an as converted basis.

        The Series A Preferred Stock is redeemable at our option at a price equal to $100 per share plus accrued unpaid dividends through June 30, 2001. Additionally, beginning on December 14, 2004, in the event that the average closing price of our Class A Common Stock for the 30 days prior to the redemption is at least 150% of the Reset Conversion Price, the Series A Preferred Stock may be redeemed at our option at a price equal to $106 per share plus accrued unpaid dividends though December 14, 2005. Each year thereafter, the redemption price will decrease

$1 per share until December 14, 2010, at which point the redemption price will be fixed at $100 per share plus accrued unpaid dividends.

        For the period through June 30, 2001, we can, at our option, exchange the Series A Preferred Stock into a debenture (the "Exchange Debenture") with terms equal to those carried in the debentures exchanged for the Series A Preferred Stock on December 14, 2000. Solely for purposes of determining the principal amount of the Exchange Debenture, in the event of such an exchange, the Series A Preferred Stock shall be deemed to have accrued dividends at a rate equal to 12%, retroactive to December 14, 2000.

        On December 15, 2000, Knowledge Universe Capital Co. LLC, an affiliate of our majority shareholder, agreed to loan the Company $10,000,000 under the terms of a debenture agreement. We borrowed $2,500,000 on December 15, 2000, with additional funding of $2,500,000 received on January 15, 2001 and $5,000,000 received on February 15, 2001. Interest accrues on the debentures at a rate of 10%, compounded monthly, and is payable on the last day of each quarter. Accrued but unpaid interest is added to the outstanding principal balance. Borrowings under the debentures are due and payable on 10 days demand by the lender and interest and principal repayments are subordinated to borrowings under the Senior Credit Facility. Currently, interest is being accrued on the debentures, however, neither interest nor principal payments may be made by us until the lenders under the Senior Credit Facility permit such payments to be made.

        Steven B. Fink and Gregory J. Clark are officers of Knowledge Universe, Inc. which, together with an affiliate, holds an interest in debentures (described above) with a principal amount, together with accrued interest, of approximately $21.4 million as of March 31, 2001, and an interest in the Series A Preferred Stock.

MANAGEMENT, ATTORNEYS' AND ACCOUNTING FINANCIAL SERVICES FEES

        The law firm of Maron & Sandler has provided legal services to us since our inception. Stanley E. Maron and Richard V. Sandler, two of our Directors, are partners of Maron & Sandler. In 2000, Maron & Sandler billed us approximately $245,000 for legal services rendered to us.

CONSULTING SERVICES

        We from time to time perform professional consulting services for Knowledge Universe, Inc. and some of its affiliates. All such transactions were, and will be, entered into on an arm's length basis in accordance with Delaware law. Net revenues recognized from performance of these services were approximately $125,000 in 2000. During 2000, we recognized approximately $2,872,000 of net revenues in connection with professional services performed for an entity whose chairman, founder and Chief Executive Officer is a senior executive of one our subsidiaries and in which an affiliate of Knowledge Universe, Inc. is a minority investor.

OUR INVESTMENTS

        During 2000, we performed professional consulting services and recognized net revenues totaling $20,556,000 from certain entities in which we have made equity investments. Knowledge Universe, Inc. or its affiliates have made controlling and non-controlling equity investments in all of these entities. All of our services were provided on an arm's length basis in accordance with Delaware law.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 2001

                                       NEXTERA ENTERPRISES, INC.

                                       By: /s/ David Schneider
                                           -------------------------------------
                                       David Schneider
                                       Chief Executive Officer and President


                                       By: /s/ Michael P. Muldowney
                                           -------------------------------------
                                       Michael P. Muldowney
                                       Chief Financial Officer