Form 10-Q
period 2001-03-31
NEXTERA ENTERPRISES INC
filed 2001-05-15
CIK 1070534

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

                  For the quarterly period ended March 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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


        343 Congress Street, Suite 2100, Boston, Massachusetts 02210-1215
           (Address of principal executive office, including zip code)

                                 (617) 603-3100
              (Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

        As of April 30, 2001 there were 31,371,419 shares of $.001 par value Class A Common Stock outstanding and 3,873,930 shares of $.001 par value Class B Common Stock outstanding.

================================================================================

                            NEXTERA ENTERPRISES, INC.
                          Quarterly Report on Form 10-Q
                      for the Quarter Ended March 31, 2001

                                      INDEX

PART I. FINANCIAL INFORMATION

                                                                                Page No.
                                                                                --------
    Item 1.  Financial Statements

             Consolidated Balance Sheets as of March 31, 2001
               and December 31, 2000                                                3

             Consolidated Statements of Operations for the
               Three Months Ended March 31, 2001 and 2000                           4

             Consolidated Statements of Cash Flows for the
               Three Months Ended March 31, 2001 and 2000                           5

             Notes to Consolidated Financial Statements                             6

    Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                            9

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk            13


PART II. OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                                      14

             Signatures                                                            15

                        PART I - - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                            NEXTERA ENTERPRISES, INC.

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)


                                                                                  March 31, 2001    December 31, 2000(1)
                                                                                  --------------    -------------------
                                                                                   (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                                         $   2,297           $   4,322
  Accounts receivable, net of allowance for
    doubtful accounts of $4,033 at March 31, 2001
    and $2,551 at December 31, 2000                                                    34,287              36,890
  Costs and estimated earnings in excess of billings                                      428                 422
  Due from affiliates                                                                     573                 610
  Due from officers                                                                        --                  30
  Prepaid expenses and other current assets                                             4,980               7,153
                                                                                    ---------           ---------
    Total current assets                                                               42,565              49,427
Property and equipment, net                                                            15,368              14,542
Intangible assets, net of accumulated amortization of $13,886
    at March 30, 2001 and $12,136 at December 31, 2000                                157,726             159,459
Other assets                                                                           11,469              10,674
                                                                                    ---------           ---------
    Total assets                                                                    $ 227,128           $ 234,102
                                                                                    =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                             $  24,758           $  22,610
  Notes payable to bank                                                                   241                 187
  Deferred revenue                                                                      1,799               1,758
  Senior credit facility                                                               46,022               8,050
  Debentures Due to affiliates                                                         10,180               2,503
  Current portion of long-term debt and capital lease obligations                       2,861               3,222
                                                                                    ---------           ---------
    Total current liabilities                                                          85,861              38,330
Long-term debt and capital lease obligations                                            1,379               3,516
Senior credit facility, net of current portion                                             --              37,972
Debentures due to affiliates, including accrued interest                               11,251              10,980
Other long-term liabilities                                                             1,324               1,327
Stockholders' equity:
  Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 600,000 authorized shares designated Series A, 210,000 Series A
    issued and outstanding                                                             21,616              21,098
  Exchangeable shares, no par value, 2,500,000 shares authorized,
    no shares issued and outstanding                                                       --                  --
  Class A Common Stock, $0.001 par value, 75,000,000 shares
    authorized, 31,371,419 shares issued
    at March 31, 2001 and December 31, 2000                                                31                  31
  Class B Common Stock, $0.001 par value, 4,300,000 shares
    authorized, 3,873,930 shares issued and
    outstanding at March 31, 2001 and December 31, 2000                                     4                   4
  Additional paid-in capital                                                          163,033             163,263
  Treasury Stock, at cost, 539,400 shares Class A Common
    Stock at March 31, 2001 and 301,400 at December 31, 2000                           (1,265)               (947)
  Retained earnings (deficit)                                                         (55,263)            (41,077)
  Accumulated other comprehensive income (loss)                                          (843)               (395)
                                                                                    ---------           ---------
    Total stockholders' equity                                                        127,313             141,977
                                                                                    ---------           ---------
    Total liabilities and stockholders' equity                                      $ 227,128           $ 234,102
                                                                                    =========           =========


(1) Derived from audited financial statements as of December 31, 2000.



                 See Notes to Consolidated Financial Statements

                            NEXTERA ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               (In thousands, except per share amounts; unaudited)

                                                               Three Months     Three Months
                                                                   Ended            Ended
                                                              March 31, 2001    March 31, 2000
                                                              --------------    --------------
Net revenues                                                     $ 34,238           $ 46,962
Cost of revenues                                                   24,135             26,216
                                                                 --------           --------
    Gross profit                                                   10,103             20,746
Selling, general and administrative expenses                       15,033             13,388
Amortization expense                                                1,358              1,352
Special charges                                                     5,409                 --
                                                                 --------           --------
    Income (loss) from operations                                 (11,697)             6,006
Interest expense, net                                              (1,763)            (1,700)
Other expense                                                        (645)                --
                                                                 --------           --------
    Income (loss) before income taxes                             (14,105)             4,306
Provision for income taxes                                             81              1,821
                                                                 --------           --------
    Net income (loss)                                            $(14,186)          $  2,485

Preferred Stock dividends                                            (518)                --
                                                                 --------           --------
    Net income (loss) applicable to Common Stockholders          $(14,704)          $  2,485
                                                                 ========           ========

Net income (loss) per common share, basic                        $  (0.42)          $   0.07
                                                                 ========           ========

Net income (loss) per common share, diluted                      $  (0.42)          $   0.07
                                                                 ========           ========

Weighted average common shares outstanding, basic                  34,873             35,157
                                                                 ========           ========

Weighted average common shares outstanding, diluted                34,873             36,689
                                                                 ========           ========



                 See Notes to Consolidated Financial Statements

                            NEXTERA ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (In thousands, unaudited)

                                                                     Three Months      Three Months
                                                                         Ended             Ended
                                                                    March 31, 2001     March 31, 2000
                                                                    --------------     --------------
Cash flows from operating activities:
   Net income (loss)                                                   $(14,186)          $  2,485
   Adjustments to reconcile net income loss to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                       2,602              2,420
      Provision for bad debts                                             1,350                 --
      Non-cash charges, other                                               810                 --
      Change in operating assets and liabilities, net of
         effect of acquired businesses:
         Accounts receivable                                              1,253            (16,361)
         Due from affiliate                                                  37                (67)
         Due to affiliate                                                    --                 (8)
         Prepaid expenses and other assets                                3,158             (2,903)
         Accounts payable and accrued expenses                              368                166
         Costs and estimated earnings in excess of billings                  (6)             2,333
         Deferred revenue                                                    41               (345)
         Other                                                              (21)               540
                                                                       --------           --------
           Net cash used in operating activities                         (4,594)           (11,740)
                                                                       --------           --------

Cash flows from investing activities:
   Purchase of property and equipment                                    (2,122)            (1,808)
   Acquisition of businesses, net of cash acquired                           --             (8,205)
   Other investments                                                         --               (415)
                                                                       --------           --------
           Net cash used in investing activities                         (2,122)           (10,428)
                                                                       --------           --------

Cash flows from financing activities:
   Proceeds from issuance of Class A and Class B Common Stock                --                520
   Due from officers                                                         30                 --
   Borrowings under Senior Credit Facility                                   --             19,993
   Proceeds from debentures due to affiliates                             7,500                 --
   Repurchases of Class A Common Stock                                     (318)              (502)
   Repayments of long-term debt and capital lease obligations            (2,498)              (514)
   Other                                                                    (73)                --
                                                                       --------           --------
           Net cash provided by financing activities                      4,641             19,497
                                                                       --------           --------
   Effects of exchange rates on cash and cash equivalents                    50                (77)
                                                                       --------           --------
   Net decrease in cash and cash equivalents                             (2,025)            (2,748)
   Cash and cash equivalents at beginning of period                       4,322              7,011
                                                                       --------           --------
   Cash and cash equivalents at end of period                          $  2,297           $  4,263
                                                                       ========           ========



                 See Notes to Consolidated Financial Statements

                            NEXTERA ENTERPRISES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Basis of Presentation

        The accompanying unaudited consolidated financial statements of Nextera Enterprises, Inc. ("Nextera" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

        The balance sheet as of December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        These financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on April 17, 2001.

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


Note 2. Earnings (Loss) per Share

        Basic net income (loss) per share ("Basic EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income available to common stockholders by the weighted average number of common shares and dilutive common share equivalents then outstanding.

        Basic and diluted earnings (loss) per share were calculated as follows:

               (In thousands, except per share amounts; unaudited)


                                                   Three Months Ended
                                               March 31,          March 31,
                                                 2001               2000
                                               --------           --------
Net income (loss)                              $(14,186)          $  2,485

Preferred Stock dividends
                                                   (518)                --
Net income (loss) available to common
  stockholders                                  (14,704)             2,485
                                               ========           ========


Weighted average common shares
   outstanding -- basic
                                                 34,873             35,157
Dilutive effect of options and
   warrants                                          --              1,532
                                               --------           --------

Weighted average common shares
   outstanding -- diluted                        34,873             36,689
Basic net income (loss) per
  common share                                 $  (0.42)          $   0.07
                                               ========           ========
Diluted net income (loss) per
  common share                                 $  (0.42)          $   0.07
                                               ========           ========


Note 3.   Comprehensive Income (Loss)

      Comprehensive income combines net income (loss) and "other comprehensive items," which represents certain amounts that are reported as components of stockholders' equity in the accompanying balance sheet, including foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments, net of taxes and reclassification adjustments. During the first quarter of 2001 and 2000, the Company's comprehensive income
(loss) totaled a loss of $14.6 million and income of $2.4 million, respectively.


Note 4.   Senior Credit Facility


        Effective March 30, 2001, the Senior Credit Facility was amended to waive compliance with certain covenants through January 2002. In connection with this waiver, the Company has agreed to permanently reduce the borrowings outstanding under the facility by $8.05 million between April 2001 and December 31, 2001. Additionally, no further borrowings or Letters of Credit may be drawn or issued under the facility. Borrowings under the amended facility will bear interest at the bank's base rate plus 3.50%, with payment of 2% of this rate deferred until January 2, 2002 and waived if the facility is fully repaid by December 15, 2001. The waiver requires the Company to pay a fee to the Senior Lenders of $0.9 million and to issue the senior lenders warrants to purchase 1,418,351 shares of the Company's Class A Common Stock at an exercise price of $0.86 per share, exercisable at the senior lenders' sole discretion at any time prior to 18 months after payment in full of all of the Company's obligations due under the amended Senior Credit Facility. The Company also agreed that upon the sale or other disposition (or any series of sales or dispositions) by the Company of any of the Company's assets with gross proceeds, in the aggregate, in excess of $10,000,000, the senior lenders can elect in their sole discretion to require the Company to redeem the warrants for a $500,000 cash payment by the Company (except to the extent prohibited by a non-waiveable applicable law or regulation). In addition, the Company has the right to call the warrants for a cash payment of $750,000, which payment may only be made from new financing sources. Additionally, an affiliate of Knowledge Universe, an entity that indirectly controls Nextera, guaranteed $2.5 million of the Company's obligation under the Senior Credit Facility. This affiliate was granted a security interest and lien in all of the Company's assets, junior and subordinated to the security interest and lien of the senior lenders. Under the provisions of the amendment, on January 15, 2002 the Company will be required to deliver cash collateral for all outstanding letters of credit ($2.9 million as of March 30, 2001). The amended Senior Credit Facility contains covenants related to the maintenance of financial ratios, operating restrictions, partial payment of excess consolidated EBITA to the lenders, and restrictions on the payment of dividends and disposition of assets. The revised covenants were based on the Company's operating plan for 2001. The Company's ability to remain in compliance will be dependent on its ability to successfully execute its operating plan and take appropriate corrective actions if circumstances arise which could cause actual operating results to vary from the plan.


Note 5.  Special charges

          During the quarter ended March 31, 2001, the Company approved actions to re-align and re-size the Company's cost structure, primarily within the Technology Solutions Group, as a result of softening market conditions and reduced demand for technological services. As a result, the Company recorded special charges totaling $5.4 million, consisting of $1.6 million for severance, $0.6 million for the termination of certain Company initiatives, $0.8 million related to the costs of exiting or reducing certain leased premises, and $2.4 million related to certain employee incentives. The headcount reductions included 48 consultants and 7 administrative personnel.

          The total cash outlays related to the special charges recorded during the quarter ended March 31, 2001 are expected to be approximately $4.1 million. The remaining $1.3 million of the special charges primarily related to non-cash write-offs of leasehold improvements. As of March 31, 2001, approximately $0.7 million of cash was expended on special charges. $3.3 million of future cash outlays related to the special charge incurred in the first quarter are expected to occur throughout the remainder of 2001.

          Also, in April 2001, an additional charge of approximately $1.4 million was incurred primarily in connection with severance associated with additional headcount reductions of 44 consultants and 7 administrative personnel in the Technology Solutions Group.

Note 6.  Other Expense

          During the quarter ended March 31, 2001, the Company recorded Other Expense of $0.645 million associated with the write down to fair market value of certain available for sale investments.

                            NEXTERA ENTERPRISES, INC.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The disclosure and analysis in this quarterly report contain "forward-looking statements." Forward-looking statements give our current expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "foresee," "should,", "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these forward-looking statements include statements relating to future actions or the outcome of financial results. From time to time, we also may provide oral or written forward-looking statements in other materials released to the public. Any or all of the forward-looking statements in this report and in any other public statements may turn out to be incorrect. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially.

     Forward-looking statements are based on many factors that may be outside our control, causing actual results to differ materially from those suggested. These factors include, but are not limited to, those disclosed in the Company's filings with the Securities and Exchange Commission, which include risks associated with: our limited operating history; availability of credit and capital resources; effects of economic uncertainty on client expenditures; growth of the Internet; dependence on key personnel; attracting and retaining qualified consultants; new business solicitation efforts; intense competition; changes in technology; and the continued quotation of our Class A common stock on the Nasdaq National Market System. New factors emerge from time to time, and it is not possible for us to predict all these factors nor can we assess the impact of these factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on forward-looking statements as a prediction of actual results.

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


COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 AND THREE MONTHS ENDED MARCH 31, 2000

        Net Revenues. Net revenues decreased 27.1% to $34.2 million for the three months ended March 31, 2001 from $47.0 million for the three months ended March 31, 2000. This decrease was primarily attributable to a decrease of the Technology Solutions Group revenues due to the industry wide decline in demand for such services. To a lesser extent, the human capital management services revenue declined due to the softening of the economy which has lead to companies delaying the purchasing of such services. The Company expects that the decreased demand level for the Company's services will continue into the second quarter and that the second quarter revenues will approximate those recorded in the first quarter.

        Gross Profit. Gross profit decreased 51.3% to $10.1 million for the three months ended March 31, 2001 from $20.7 million for the three months ended March 31, 2000. Gross margin as a percentage of sales decreased to 29.5% for the three months ended March 31, 2001 from 44.2% for the three months ended March 31, 2000. The decrease in gross margin was primarily due to lower chargeability, primarily in the Technology Solutions Group. As a result of decreased demand for technology services, the company reduced its headcount by 48 consultants at the end of the first quarter of 2001 and by an additional 44 consultants in the beginning of the second quarter of 2001. The annual savings from these headcount reductions is estimated to be approximately $15 million. Savings from these initiatives will begin to be realized in the second quarter of 2001.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 12.3% to $15.0 million for the three months ended March 31, 2001 from $13.4 million for the three months ended March 31, 2000. As a percentage of revenues, such expenses increased to 43.9% for the three months ended March 31, 2001 from 28.5% for the three months ended March 31, 2000. The increase in selling, general and administrative expenses from the first quarter of 2000 is largely attributed to an increase of $1.0 million of bad debt expense in 2001, primarily due to the Technology Solutions Group. The March 31, 2001 costs do not reflect the savings associated with 14 headcount reductions of administrative personnel that occurred at the end of the first quarter and the beginning of the second quarter of 2001 along with the termination of certain Company initiatives.

        Interest Expense, Net. Interest expense, net increased to $1.8 million for the three months ended March 31, 2001 from $1.7 million for the three months ended March 31, 2000.

        Special Charges. During the quarter ended March 31, 2001, the Company approved actions to re-align and re-size the Company's cost structure, primarily within the Technology Solutions Group, as a result softening market conditions and reduced demand for technological services. As a result, the Company recorded special charges totaling $5.4 million, consisting of $1.6 million for severance, $0.6 million for the termination of certain Company initiatives, $0.8 million related to the costs of exiting or reducing certain leased premises, and $2.4 million related to certain employee incentives. The headcount reductions included 48 consultants and 7 administrative personnel.

        The total cash outlays related to the special charges recorded during quarter ended March 31, 2001 are expected to be approximately $4.1 million. The remaining $1.3 million of the special charges primarily related to non-cash write-offs of leasehold improvements. As of March 31, 2001, approximately $0.7 million of cash was expended on special charges. $3.3 million of future cash outlays related to the special charge incurred in the first quarter are expected to occur throughout the remainder of 2001.

        Also, in April of 2001, an additional charge of approximately $1.4 million was incurred primarily in connection with severance associated with additional headcount reductions of 44 consultants and 7 administrative personnel in the Technology Solutions Group.

        Other Expense. During the quarter ended March 31, 2001, the Company recorded Other Expense of $0.65 million associated with the write down to fair market value of certain available for sale investments.

        Income tax expense. No tax benefit was recorded during the three months ended March 31, 2001 due to the potential inability of the Company to utilize its net operating losses. Income tax expense of $1.8 million, or 42.3% of pretax income, was recorded for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

        Consolidated working capital deficit was $43.3 million on March 31, 2001, compared with working capital of $11.1 million on December 31, 2000. Included in working capital were cash and cash equivalents of $2.3 million and $4.3 million on March 31, 2001 and December 31, 2000, respectively. The change in consolidated working capital in the quarter is primarily due to the classification of the Senior Credit Facility, which matures on March 29, 2002, from long-term to current as of March 31, 2001.

        Net cash used in operating activities was $4.6 million for the three months ended March 31, 2001. The primary components of net cash used in operating activities was the net loss of $14.2 million offset in part by an increase in cash flows from prepaid expenses and other current assets of $3.2 million, accounts receivable of $1.3 million and non-cash items relating to the provision for bad debts of $1.4 million and depreciation and amortization expense of $2.6 million.

        Net cash used in investing activities was $2.1 million for the three months ended March 31, 2001, representing expenditures for furniture, equipment and leasehold improvements.

        Net cash provided by financing activities was $4.6 million for the three months ended March 31, 2001. The primary components of net cash generated from financing activities were borrowings under debentures issued to an affiliate of Knowledge Universe of $7.5 million partially offset by a reduction of long-term debt and capital leases of $2.5 million.

        Effective March 30, 2001, the Senior Credit Facility was amended to waive compliance with certain covenants through January 2002. In connection with this waiver, the Company has agreed to permanently reduce the borrowings outstanding under the facility by $8.05 million between April 2001 and December 31, 2001. Additionally, no further borrowings or Letters of Credit may be drawn or issued under the facility. Borrowings under the amended facility will bear interest at the bank's base rate plus 3.50%, with payment of 2% of this rate deferred until January 2, 2002 and waived if the facility is fully repaid by December 15, 2001. The waiver requires the Company to pay a fee to the Senior Lenders of $0.9 million and to issue the senior lenders warrants to purchase 1,418,351 shares of the Company's Class A Common Stock at an exercise price of $0.86 per share, exercisable at the senior lenders' sole discretion at any time prior to 18 months after payment in full of all of the Company's obligations due under the amended Senior Credit Facility. The Company also agreed that upon the sale or other disposition (or any series of sales or dispositions) by the Company of any of the Company's assets with gross proceeds, in the aggregate, in excess of $10,000,000, the senior lenders can elect in their sole discretion to require the Company to redeem the warrants for a $500,000 cash payment by the Company (except to the extent prohibited by a non-waiveable applicable law or regulation). In addition, the Company has the right to call the warrants for a cash payment of $750,000, which payment may only be made from new financing sources. Additionally, an affiliate of Knowledge Universe guaranteed $2.5 million of our obligation under the Senior Credit Facility. This affiliate was granted a security interest and lien in all of the Company's assets, junior and subordinated to the security interest and lien of the senior lenders. Under the provisions of the amendment, on January 15, 2002 the Company will be required to deliver cash collateral for all outstanding letters of credit ($2.9 million as of March 30, 2001). The amended Senior Credit Facility contains covenants related to the maintenance of financial ratios, operating restrictions, partial payment of excess consolidated EBITA to the lenders, and restrictions on the payment of dividends and disposition of assets. The revised covenants were based on the Company's operating plan for 2001. The Company's ability to remain in compliance will be dependent on its ability to successfully execute its operating plan and take appropriate corrective actions if circumstances arise which could cause actual operating results to vary from the plan.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Interest Rate Risk

        The Company is exposed to changes in interest rates primarily from our senior credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the interest rate yield curve would not have a material adverse effect on interest sensitive financial instruments at March 31, 2001.

        Foreign Currency Risk

        Currently, the majority of the Company's sales and expenses are denominated in U.S. dollars and as a result we have not experienced significant foreign exchange gains and losses to date. While the Company is conducting some transactions in foreign currencies, no significant foreign exchange gains or losses are anticipated. The Company has not engaged in foreign currency hedging activities to date.


                          PART II -- OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits

               10.1 Fourth Amendment to Credit Agreement dated as of December 30, 1999 by and among Nextera Enterprises, Inc., Fleet National Bank and the entities listed on the signature pages thereto, dated March 30, 2001.

               10.2 Limited Guaranty Agreement dated as of March 30, 2001 by Knowledge Universe Capital Co. LLC.


        (b)    Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the three months ended March 31, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NEXTERA ENTERPRISES, INC.
                                     (Registrant)


Date:  May 15, 2001                  By:  /s/ David Schneider
                                     -----------------------------------
                                     David Schneider
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)


                                     NEXTERA ENTERPRISES, INC.
                                     (Registrant)


Date:  May 15, 2001                  By:  /s/ Michael P. Muldowney
                                     -----------------------------------
                                     Michael P. Muldowney
                                     Chief Financial Officer
                                     (Principal Financial and Accounting
                                     Officer)