Form 10-Q
period 2001-06-30
NEXTERA ENTERPRISES INC
filed 2001-08-14
CIK 1070534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 0-25995

NEXTERA ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4700410 (I.R.S. Employer Identification Number)

343 Congress Street, Suite 2100, Boston, Massachusetts 02210-1215
(Address of principal executive office, including zip code)

(617) 603-3100
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [   ]

     As of July 31, 2001 there were 31,647,640 shares of $.001 par value Class A Common Stock outstanding and 3,869,570 shares of $.001 par value Class B Common Stock outstanding.

NEXTERA ENTERPRISES, INC.
Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2001

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NEXTERA ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2001	December 31, 2000 (1)

	(unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$1,042	$4,322

Accounts receivable, net of allowance for doubtful accounts of $4,219 at June 30, 2001 and $2,551 at December 31, 2000	34,411	36,890

Costs and estimated earnings in excess of billings	788	422

Due from affiliates	775	610

Due from officers	—	30

Prepaid expenses and other current assets	3,555	7,153

Total current assets	40,571	49,427

Property and equipment, net	13,993	14,542

Intangible assets, net of accumulated amortization of $12,331 at June 30, 2001 and $9,417 at December 31, 2000	129,895	159,459

Other assets	12,008	10,674

Total assets	$196,467	$234,102

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$21,533	$18,140

Accrued restructuring costs, current portion	4,865	4,093

Notes payable to bank	—	187

Deferred revenue	1,749	1,758

Senior credit facility	44,972	8,050

Debentures due to affiliates	21,968	2,503

Current portion of long-term debt and capital lease obligations	2,776	3,222

Total current liabilities	97,863	37,953

Long-term debt and capital lease obligations	1,255	3,516

Senior credit facility	—	37,972

Debentures due to affiliates	—	10,980

Accrued restructuring costs, net of current portion	4,500	377

Other long-term liabilities	1,668	1,327

Stockholders’ equity:

Preferred Stock, $0.001 par value, 10,000,000 shares 600,000 authorized shares designated Series A Preferred Stock, 210,000 Series A Preferred shares issued and outstanding	22,155	21,098

Exchangeable shares, no par value, 2,500,000 shares authorized, no shares issued and outstanding	—	—

Class A Common Stock, $0.001 par value, 75,000,000 shares authorized, 31,371,418 shares issued at June 30, 2001 and December 31, 2000	31	31

Class B Common Stock, $0.001 par value, 4,300,000 shares authorized, 3,873,930 shares issued and outstanding at June 30, 2001 and December 31, 2000	4	4

Additional paid-in capital	163,202	163,263

Treasury Stock, at cost, 544,400 shares Class A Common Stock at June 30, 2001 and 301,400 at December 31, 2000	(1,270)	(947)

Retained earnings (deficit)	(92,243)	(41,077)

Accumulated other comprehensive income (loss)	(698)	(395)

Total stockholders’ equity	91,181	141,977

Total liabilities and stockholders’ equity	$196,467	$234,102

(1)	Derived from audited financial statements as of December 31, 2000. See Notes to Consolidated Financial Statements

NEXTERA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts; unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30, 2001	June 30, 2000

Net revenues	$33,024	$44,040

Cost of revenues	19,625	24,992

Gross profit	13,399	19,048

Selling, general and administrative expenses	10,861	14,240

Amortization expense	1,361	1,365

Goodwill impairment	26,650	—

Special charges	8,045	1,870

Income (loss) from operations	(33,518)	1,573

Interest expense, net	(2,550)	(1,828)

Other Expense	(551)	—

Income (loss) before income taxes	(36,619)	(255)

Provision (Benefit) for income taxes	361	(110)

Net income (loss)	(36,980)	(145)

Preferred Stock dividends	(539)	—

Net income (loss) applicable to common stockholders	(37,519)	(145)

Net income (loss) per common share, basic	($1.08)	$0.00

Net income (loss) per common share, diluted	($1.08)	$0.00

Weighted average common shares outstanding, basic	34,704	35,118

Weighted average common shares outstanding, diluted	34,704	35,118

See Notes to Consolidated Financial Statements

NEXTERA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts; unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2001	June 30, 2000

Net revenues	$67,262	$91,002

Cost of revenues	43,760	51,208

Gross profit	23,502	39,794

Selling, general and administrative expenses	25,894	27,628

Amortization expense	2,719	2,717

Goodwill Impairment	26,650	—

Special charges	13,454	1,870

Income (loss) from operations	(45,215)	7,579

Interest expense, net	(4,313)	(3,528)

Other expense	(1,196)	—

Income (loss) before income taxes	(50,724)	4,051

Provision for income taxes	442	1,711

Net income (loss)	(51,166)	$2,340

Preferred Stock dividends	(1,057)	—

Net Income (loss) applicable to common stockholders	(52,223)	$2,340

Net income (loss) per common share, basic	($1.50)	$0.07

Net income (loss) per common share, diluted	($1.50)	$0.07

Weighted average common shares outstanding, basic	34,789	35,137

Weighted average common shares outstanding, diluted	34,789	35,913

See Notes to Consolidated Financial Statements

NEXTERA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2001	June 30, 2000

Cash flows from operating activities:

Net income (loss)	($51,166)	$2,340

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	5,356	4,796

Goodwill write-off	26,650	—

Provision for bad debts	1,566	—

Non-cash charges, other	2,324	—

Non-cash compensation charges	1,070	—

Change in operating assets and liabilities, net of effect of acquired businesses:

Accounts receivable	913	(15,867)

Due from affiliate	(165)	103

Due to affiliate	—	(8)

Prepaid expenses and other current assets	3,100	(3,452)

Accounts payable and accrued expenses	6,596	(1,946)

Costs and estimated earnings in excess of billings	(366)	4,227

Deferred revenue	(9)	(485)

Other	341	379

Net cash used in operating activities	(3,790)	(9,913)

Cash flows from investing activities:

Purchase of property and equipment	(2,673)	(3,189)

Acquisition of businesses, net of cash acquired	—	(8,264)

Other investments	—	(415)

Net cash used in investing activities	(2,673)	(11,868)

Cash flows from financing activities:

Proceeds from issuance of Class A and Class B Common Stock	—	624

Due from officers	30	—

Borrowings (repayments) under senior credit facility	(1,050)	23,814

Proceeds from debentures due to affiliates	7,500	—

Repurchases of Class A Common Stock	(323)	(821)

Repayments of long-term debt and capital lease obligations	(2,707)	(631)

Other	(294)	—

Net cash provided by financing activities	3,156	22,986

Effects of exchange rates on cash and cash equivalents	27	(236)

Net increase (decrease) in cash and cash equivalents	(3,280)	969

Cash and cash equivalents at beginning of period	4,322	7,011

Cash and cash equivalents at end of period	$1,042	$7,980

See Notes to Consolidated Financial Statements

NEXTERA ENTERPRISES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

     The accompanying financial statements of Nextera Enterprises, Inc. (“Nextera” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

     The balance sheet as of December 31, 2000 has been derived from the financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     These financial statements should be read in conjunction with the financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on April 17, 2001.

Acquisitions

     The Company has used the purchase method of accounting for all acquisitions. Operating results of acquired companies have been included in the Company’s results of operations only from the date of each respective acquisition.

2000

     Effective January 1, 2000, the Company acquired substantially all of the assets and certain liabilities of Cambridge Economics, Inc. (“Cambridge Economics”), a Massachusetts-based consulting firm that provides strategic, economic and business transformation and other services to a diverse group of domestic and international clients. Cambridge Economics was acquired for $8.4 million of cash and a $2.1 million promissory note due January 2002.

Note 2. Earnings (Loss) per Share

     Basic net income (loss) per share (“Basic EPS”) is computed by dividing net income applicable to common stockholders, by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (“Diluted EPS”) is computed by dividing net income applicable to common stockholders, by the weighted average number of common shares and dilutive common share equivalents then outstanding.

     Basic and diluted earnings (loss) per share were calculated as follows:

(In thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Net income (loss)	$(36,980)	$(145)	$(51,166)	$2,340

Preferred Stock dividends	(539)	—	(1,057)	—

Net Income (loss) applicable to common stockholders	(37,519)	(145)	(52,223)	2,340

Weighted average common shares outstanding — basic	34,704	35,118	34,789	35,137

Dilutive effect of options and warrants	—	—	—	776

Weighted average common shares outstanding — diluted	34,704	35,118	34,789	35,913

Basic net income (loss) per common share	$(1.08)	$0.00	$(1.50)	$0.07

Diluted net income (loss) per common share	$(1.08)	$0.00	$(1.50)	$0.07

Note 3. Comprehensive Income (Loss)

     Comprehensive income combines net income (loss) and “other comprehensive items,” which represents certain amounts that are reported as components of stockholders’ equity in the accompanying balance sheet, including foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments, net of taxes and reclassification adjustments. During the second quarter of 2001 and 2000, the Company’s comprehensive loss totaled $36.8 million and $0.3 million, respectively. For the first six months of 2000 and 1999, the Company’s comprehensive loss totaled $51.5 million and $2.1 million, respectively.

Note 4. Senior Credit Facility

     Effective March 30, 2001, the Senior Credit Facility was amended to waive compliance with certain covenants through January 2002. In connection with this waiver, the Company agreed to permanently reduce the borrowings outstanding under the facility by $8.05 million between April 2001 and December 31, 2001. Additionally, no further borrowings or Letters of Credit may be drawn or issued under the facility. Borrowings under the amended facility will bear interest at the lender’s base rate plus 3.50%, with payment of 2% of this rate deferred until January 2, 2002 and waived if the facility is fully repaid by December 15, 2001. The waiver requires the Company to pay a fee to the Senior Lenders of $0.9 million and to issue the Senior Lenders warrants to purchase 1,418,351 shares of the Company’s Class A Common Stock at an exercise price of $0.86 per share, exercisable at the Senior Lenders’ sole discretion at any time prior to 18 months after payment in full of all of the Company’s obligations due under the amended Senior Credit Facility. The Company also agreed that upon the sale or other disposition (or any series of sales or dispositions) by the Company of any of the Company’s assets with gross proceeds, in the aggregate, in excess of $10,000,000, the Senior Lenders can elect in their sole discretion to require the Company to redeem the warrants for a $500,000 cash payment by the Company (except to the extent prohibited by a non-waiveable applicable law or regulation). In addition, the Company has the right to call the warrants for a cash payment of $750,000, which payment may only be made from new financing sources. Additionally, an affiliate of Knowledge Universe, an entity that indirectly controls Nextera, guaranteed $2.5 million of the Company’s obligations under the Senior Credit Facility. This affiliate was granted a security interest and lien in all of the Company’s assets, junior and subordinated to the security interest and lien of the Senior Lenders. Under the provisions of the amendment, on January 15, 2002 the Company will be required to deliver cash collateral for all outstanding letters of credit. The amended Senior Credit Facility contains covenants related to the maintenance of financial ratios, operating restrictions, partial payment of excess consolidated EBITA to the lenders, and restrictions on the payment of dividends and disposition of assets. The revised covenants were based on the Company’s operating plan for 2001. The Company was in compliance with its debt covenants as of June 30, 2001. However, with the continued declining demand for technology and human capital services, coupled with the escalation of the financial covenant criteria and amount of the principal debt payments required in future months, the Company believes it is likely that the Company will be unable to comply with the financial covenants and debt repayment schedule under the terms of the fourth amendment to the Senior Credit Facility without significant additional accommodations from the Senior Lenders. The Company is currently reviewing the Company’s business plan with its financial advisors and the Senior Lenders in order to determine what accommodations will be needed and to evaluate the Company’s ability to enhance liquidity and generate cash to meet working capital and debt service requirements. The debt service requirements are approximately $7.0 million for the remainder of 2001.

Note 5. Goodwill Impairment

     In connection with the recurring losses and headcount reductions in the Company’s Technology Solutions Group, the Company evaluated the value of the goodwill associated with the business unit. Based on the estimated fair value of the Technology Solutions Group, goodwill was reduced by approximately $26.2 million in the quarter ending June 30, 2001. The fair value of the Technology Solutions Group was based on estimated future undiscounted cash flows to be generated by the business unit, as well as a review of comparable market prices of similar businesses. Additionally, goodwill was further reduced in the second quarter by $0.5 million due to the closure of specific offices.

Note 6. Special charges

     During the quarter ended March 31, 2001, the Company approved actions to re-align and re-size the Company’s cost structure, primarily within the Technology Solutions Group, as a result of softening market conditions and reduced demand for technological services. As a result, the Company recorded special charges totaling $5.4 million, consisting of $1.6 million for severance, $0.6 million for the termination of certain Company initiatives, $0.8 million related to the costs of exiting or reducing certain leased premises, and $2.4 million related to certain employee incentives. The headcount reductions included 48 consultants and 7 administrative personnel.

     During the quarter ended June 30, 2001, the Company recorded special charges to re-align and resize the Company’s cost structure. As a result, the Company recorded charges totaling $8.0 million, consisting of a $1.8 million severance charge associated with the second quarter’s headcount reduction of 60 professional and support personnel, primarily in the Technology Solutions Group, in order to re-align the Company’s cost structure with demand for services; a $5.1 million charge to provide for the expected costs of exiting or reducing certain leased premises and an employee incentive-related expense of $1.1 million. The Company expects to record additional employee incentive expenses totaling $0.8 million during the remainder of 2001.

     Also in July 2001, an additional charge of approximately $0.6 million was incurred in connection with severance associated with additional headcount reductions of 33 consultants and 5 administrative personnel.

     As of June 30, 2001, cash outlays for restructuring actions during the six months ended June 30, 2001 were $7.4 million. An additional $2.9 million cash outlay is expected during the remainder of 2001, and the remaining cash outlay of approximately $4.5 million, primarily related to real estate rental obligations, is expected to occur over the next ten years.

The restructuring charges and their utilization as of June 30, 2001 are summarized as follows (in thousands):

				Utilized

	Balance at
	December 31,	Q1 2001	Q2 2001			Balance at June
	2000	charge	charge	Non-Cash	Cash	30, 2001

Severance	$1,301	$1,574	$1,834	—	$(2,957)	$1,752

Facilities	1,056	97	4,537	—	(1,260)	4,430

Employee Special Incentives	1,736	2,378	1,090	(1,070)	(2,544)	1,590

Leasehold improvement and equipment write-downs	377	755	584	(123)	—	1,593

Other	—	605	—	—	(605)	—

	$4,470	$5,409	$8,045	$(1,193)	$(7,366)	$9,365

Note 7. Other Expense

     During the quarter ended June 30, 2001, the Company recorded Other Expense of $0.6 million associated with the write down to fair market value of certain available for sale investments. For the six months ended June 30, 2001, the write down to fair market value of certain available for sale investments was $1.2 million.

Note 8. Recent Accounting Pronouncement

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $4.8 million ($0.14 per share) per year assuming no tax provision or benefit. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

NEXTERA ENTERPRISES, INC.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The disclosure and analysis in this quarterly report contain “forward-looking statements.” Forward-looking statements give our current expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “foresee,” “should,”, “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these forward-looking statements include statements relating to future actions or the outcome of financial results. From time to time, we also may provide oral or written forward-looking statements in other materials released to the public. Any or all of the forward-looking statements in this report and in any other public statements may turn out to be incorrect. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially.

     Forward-looking statements are based on many factors that may be outside our control, causing actual results to differ materially from those suggested. These factors include, but are not limited to, those disclosed in the Company’s filings with the Securities and Exchange Commission, which include risks associated with: our limited operating history; availability of credit and capital resources; effects of economic uncertainty on client expenditures; growth of the Internet; dependence on key personnel; attracting and retaining qualified consultants; new business solicitation efforts; intense competition; changes in technology; and the continued quotation of our Class A common stock on the Nasdaq National Market System. New factors emerge from time to time, and it is not possible for us to predict all these factors nor can we assess the impact of these factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview

     Nextera Enterprises is a distinctive consulting firm with deep expertise in economics, business strategy, organizational structure, human capital and technology. We understand how to leverage the intricate relationship of knowledge, people and technology to drive corporate value, delivering powerful, end-to-end solutions — from strategy through implementation. In our highly-collaborative environment, our experienced, accomplished consultants work closely with clients to develop and implement innovative, impactful solutions for managing the complex network relationships companies have with customers and employees. Through our CUSTOMER RELATIONSHIP MANAGEMENT (CRM) SOLUTIONS and our TALENT RELATIONSHIP/HUMAN CAPITAL MANAGEMENT (TR/HCM) SOLUTIONS approaches— we have the insights and capabilities needed to strengthen anything and everything that touches our clients’ customers and talent.

     Our approach integrates the deep competencies and industry experience of our four central business groups:

     LEXECON CONSULTING GROUP: Cutting-edge economic and financial analysis and litigation support to board-level clientele on a myriad of complex business and transactional issues. Lexecon consultants — comprising renowned economists, academics, and Nobel laureates — provide unparalleled economic insights, industry points-of-view and strategies.

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

     Nextera’s integrated approach to relationship management blends aspects of all of its core competencies:

ECONOMICS

•	Identifying the potential value and impact of relationship management solutions on the business

•	Conducting pricing and cost structure analysis

STRATEGY

•	Developing effective corporate, business unit and channel strategies

•	Aligning relationship management structures and models with overall business strategy

HUMAN CAPITAL

•	Developing programs that motivate and reward employees to maximize new solutions

•	Aligning sales forces with incentive and structure strategies

•	Creating appropriate behavior-driven employee communication and leadership initiatives to ensure that new processes are adopted across the organization

TECHNOLOGY

•	Defining appropriate systems specifications and strategies

•	Integrating best-in-class package solutions into existing organizational structures and processes

•	Designing and supporting call centers

     The breadth of Nextera’s practice portfolio also allows it to assist clients across a broad spectrum of industries, while providing specific focus and depth in financial services, insurance, utilities, professional services, capital services, high technology, pharmaceuticals and hospitality.

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

     For the period through June 30, 2001, the Company could, at its option, exchange the Series A Preferred Stock into a debenture (the Exchange Debenture) with equivalent terms as those contained in the debentures exchanged for the Series A Preferred Stock on December 14, 2000. Solely for purposes of determining the principal amount of the Exchange Debenture, in the event of such an exchange, the Series A Preferred Stock will be deemed to have accrued dividends at a rate equal to 12%, retroactive to December 14, 2000.

     On June 29, 2001, the Company’s Board of Directors approved the exchange of the Series A Preferred Stock to the Exchange Debenture subject to the approval of the Lenders under the Senior Credit Facility. Such approval has not yet been granted by the Lenders. Knowledge Universe, Inc. has agreed to allow the Company to extend its right to exchange the Series A Preferred Stock into the Exchange Debenture until ten (10) business days after the Company’s receipt of written approval from the Senior Lenders of such exchange. If converted, Stockholders equity would decrease by $22,155,000 and Debentures due to affiliates would increase by $22,389,000. The Debentures would accrue interest at 10% and would be due on May 1, 2002. Principal and interest amounts due under the Debentures would be subordinated to borrowings under the Senior Credit Facility.

NASDAQ Listing

     There are several requirements for the continued listing of the Company’s Class A Common Stock on the Nasdaq National Market including, but not limited to, a minimum stock price of one dollar per share. On June 20, 2001, the Company received notification from the Nasdaq Stock Market (“Nasdaq”) that the Company had failed to maintain a minimum bid price of $1.00 for 30 consecutive days and will be delisted from the Nasdaq National Market unless the Company can comply with the minimum bid price requirement by September 18, 2001. If Nasdaq, in its discretion, decides to delist the Class A Common Stock, the Company would have the right to appeal this decision, however, there can be no assurances that such an appeal would be successful. If a decision to delist the Company’s Class A Common Stock is made, the Company may apply for listing on the Nasdaq Smallcap Market, subject to Nasdaq’s approval. The Nasdaq Smallcap Market requires a minimum stock price of one dollar per share, and there can be no assurance that the Company will be able to meet this requirement. If not, the Company’s Class A Common Stock may trade only over-the-counter. Delisting from the Nasdaq National Market could adversely affect the liquidity and price of the Class A Common Stock and it could have a long-term impact on the Company’s ability to raise future capital.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 AND THREE MONTHS ENDED JUNE 30, 2000

     Net Revenues. Net revenues decreased $11.0 million, or 25%, to $33.0 million for the three months ended June 30, 2001 from $44.0 million for the three months ended June 30, 2000. This increase was substantially attributable to the decrease in technology services revenues which decreased $10.5 million. Net revenues associated with human capital services also declined, however, the amount of this decrease was primarily offset by an increase in revenues from economic consulting services.

     Gross Profit. Gross profit decreased to $13.4 million, or 30%, for the three months ended June 30, 2001 from $19.0 million for the three months ended June 30, 2000. Gross margin as a percentage of sales decreased to 40.6% for the three months ended June 30, 2001 from 43.3% for the three months ended June 30, 2000. The decrease in gross margin was due to lower levels of utilization, primarily in the technology and human capital service groups, as a result of the continued weakened demand for such services. Contributing to the drop in gross margin was increased compensation expense in the economic consulting services group.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 23.7% to $10.9 million for the three months ended June 30, 2001 from $14.2 million for the three months ended June 30, 2000. The decrease is primarily due to lower travel and entertainment expenses directly resulting from lower headcount, and reduced support staff compensation expense. As a percentage of revenues, such expenses increased to 32.8% for the three months ended June 30, 2001 from 32.3% for the three months ended June 30, 2000.

     Interest Expense, Net. Interest expense, net increased to $2.6 million for the three months ended June 30, 2001 from $1.8 million for the three months ended June 30, 2000. This increase was primarily due to fees associated with the March 30, 2001 amendment to the Senior Credit Facility.

     Goodwill Impairment. During the three months ended June 30, 2001, the Company recorded a $26.7 million goodwill impairment charge substantially related to the Technology Solutions Group.

     Special Charges. During the three months ended June 30, 2001, the Company recorded special charges to re-align and re-size the Company’s cost structure. As a result, the Company recorded charges totaling $8.0 million, consisting of a $1.8 million severance charge associated with the quarter’s headcount reduction of 60 professional and support personnel, primarily in the Technology Solutions Group, in order to re-align the Company’s cost structure with demand for services; a $5.1 million charge to provide for the expected costs of exiting or reducing certain leased premises and an employee incentive-related expense of $1.1 million. The Company expects to record additional employee incentive expenses totaling $0.8 million during the remainder of 2001.

     Also in July 2001, an additional charge of approximately $0.6 million was incurred in connection with severance associated with additional headcount reductions of 33 consultants and 5 administrative personnel.

     During the three months ended June 30, 2000, the Company recorded a charge of $1.9 million as a result of severance costs incurred in connection with management changes at the Company’s Interactive Technologies Services Group.

     Other Expense. During the three months ended June 30, 2001, the Company recorded Other Expense of $0.6 million associated with the write down to fair market value of certain investments.

     Income tax expense. No tax benefit was recorded during the three months ended June 30, 2001 due to the potential inability of the Company to utilize its net operating losses. The tax provision of $0.4 million for the three months ended June 30, 2001 relates to foreign taxes. For the three months ended June 30, 2000, the Company recorded an income tax benefit of $0.1 million, or 43.1% of pretax loss.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 AND SIX MONTHS ENDED JUNE 30, 2000

     Net Revenues. Net revenues decreased 26.1% to $67.3 million for the six months ended June 30, 2001 from $91.0 million for the six months ended June 30, 2000. This decrease was substantially attributable to the decrease in Technology Solutions Group revenues which decreased $19.9 million. Net revenues associated with human capital services also declined, however, were partially offset from an increase in revenues from economic consulting services.

     Gross Profit. Gross profit decreased 40.9% to $23.5 million for the six months ended June 30, 2001 from $39.8 million for the six months ended June 30, 2000. Gross margin as a percentage of sales decreased to 34.9% for the six months ended June 30, 2001 from 43.7% for the six months ended June 30, 2000 due to a decline in utilization in the technology and human capital service groups and increased compensation expense in the economic consulting services group.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 6.3% to $25.9 million for the six months ended June 30, 2001 from $27.6 million for the six months ended June 30, 2000. The decrease in expenses was primarily due to lower travel and entertainment expenses and support staff compensation, both due to headcount reductions, partially offset by increases in facility and bad debt expenses. As a percentage of revenues, such expenses increased to 38.5% for the six months ended June 30, 2001 from 30.4% for the six months ended June 30, 2000.

     Interest Expense, Net. Interest expense, net increased to $4.3 million for the six months ended June 30, 2001 from $3.5 million for the six months ended June 30, 2000. This increase was primarily due to fees associated with the March 30, 2001 amendment to the Senior Credit Facility.

     Goodwill Impairment. During the six months ended June 30, 2001, the Company recorded a $26.7 million goodwill impairment charge substantially related to the Technology Solutions Group.

     Special Charges. During the six months ended June 30, 2001, the Company recorded special charges to re-align and re-size the Company’s cost structure. As a result, the Company recorded charges totaling $13.4 million, consisting of a $3.4 million severance charge associated with headcount reductions of 88 professional personnel and 27 support personnel, primarily in the Technology Solutions Group, in order to re-align the Company’s cost structure with demand for services; a $0.6 million charge for the termination of certain Company initiatives; a $5.9 million charge to provide for the expected costs of exiting or reducing certain leased premises and an employee incentive-related expense of $3.5 million. The Company expects to record additional employee incentive expenses totaling $0.8 million during the remainder of 2001.

     Also in July 2001, an additional charge of approximately $0.6 million was incurred in connection with severance associated with additional headcount reductions of 33 consultants and 5 administrative personnel.

     As of June 30, 2001, cash outlays for restructuring actions during the six months ended June 30, 2001 were $7.4 million. An additional $2.9 million cash outlay is expected during the remainder of 2001, and the remaining cash outlays of approximately $4.5 million, primarily related to real estate rental obligations, are expected to occur over the next ten years.

The restructuring charges and their utilization as of June 30, 2001 are summarized as follows (in thousands):

				Utilized

	Balance at
	December 31,	Q1 2001	Q2 2001			Balance at June
	2000	charge	charge	Non-Cash	Cash	30, 2001

Severance	$1,301	$1,574	$1,834	—	$(2,957)	$1,752

Facilities	1,056	97	4,537	—	(1,260)	4,430

Employee Special Incentives	1,736	2,378	1,090	(1,070)	(2,544)	1,590

Leasehold improvement and equipment write-downs	377	755	584	(123)	—	1,593

Other	—	605	—	—	(605)	—

	$4,470	$5,409	$8,045	$(1,193)	$(7,366)	$9,365

     During the six months ended June 30, 2000, the Company recorded special charges of $1.9 million as a result of severance costs incurred in connection with management changes at the Company’s Interactive Technologies Services Group.

     Other Expense. During the six months ended June 30, 2001, the Company recorded Other Expense of $1.2 million associated with the write down to fair market value of certain investments.

     Income tax expense. No tax benefit was recorded during the six months ended June 30, 2001 due to the potential inability of the Company to utilize its net operating losses. The tax provision of $0.4 million for the six months ended June 30, 2001 relates to foreign taxes. Income tax expense of $1.7 million, or 42.2% of pretax income, was recorded for the six months ended June 30, 2000. The provision varies from the statutory rate primarily due state income taxes and the unfavorable impact of nondeductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

     Consolidated working capital deficit was $57.3 million on June 30, 2001, compared with working capital of $11.5 million on December 31, 2000. Included in working capital were cash and cash equivalents of $1.0 million and $4.3 million on June 30, 2001 and December 31, 2000, respectively. The Company has engaged an investment banking firm to assist the Company in reviewing a range of strategic alternatives to strengthen the balance sheet and to maximize the value of assets.

     Net cash used in operating activities was $3.8 million for the six months ended June 30, 2001. The primary components of net cash used in operating activities were a net loss of $51.2 million offset by non-cash charges of $37.1 million (including a goodwill impairment charge of $26.7 million) a $6.6 million increase in accounts payable, and a $3.1 million increase in prepaid expenses and other current assets.

     Net cash used in investing activities was $2.7 million for the six months ended June 30, 2001 representing expenditures for furniture, equipment, and leasehold improvements.

     Net cash provided by financing activities was $3.2 million for the six months ended June 30, 2001. The primary components of cash provided by financing activities were borrowings under debentures issued to an affiliate of Knowledge Universe of $7.5 million, partially offset by $2.7 million of long-term debt and capital leases payments and principal repayments of $1.1 million under the Senior Credit Facility.

     The Company’s Senior Credit Facility, as amended on March 30, 2001, matures on March 29, 2002. Additionally, $10.4 million of debentures due to affiliates are due upon demand, although neither principal nor interest can be paid until the lenders of the Senior Credit Facility permit such payments to be made, and $11.5 million of debentures due to affiliates are due May 1, 2002. Accordingly, both the Senior Credit Facility and debentures due to affiliates have been classified as current.

     As of June 30, 2001, total borrowings outstanding under the Senior Credit Facility were $45.0 million. Effective March 30, 2001, the Senior Credit Facility was amended to waive compliance with certain covenants through January 2002. In connection with this waiver, the Company agreed to permanently reduce the borrowings outstanding under the facility by $8.05 million between April 2001 and December 31, 2001. Additionally, no further borrowings or Letters of Credit may be drawn or issued under the facility. Borrowings under the amended facility will bear interest at the lender’s base rate plus 3.50%, with payment of 2% of this rate deferred until January 2, 2002 and waived if the facility is fully repaid by December 15, 2001. The waiver requires the Company to pay a fee to the Senior Lenders of $0.9 million and to issue the Senior Lenders warrants to purchase 1,418,351 shares of the Company’s Class A Common Stock at an exercise price of $0.86 per share, exercisable at the Senior Lenders’ sole discretion at any time prior to 18 months after payment in full of all of the Company’s obligations due under the amended Senior Credit Facility. The Company also agreed that upon the sale or other disposition (or any series of sales or dispositions) by the Company of any of the Company’s assets with gross proceeds, in the aggregate, in excess of $10,000,000, the Senior Lenders can elect in their sole discretion to require the Company to redeem the warrants for a $500,000 cash payment by the Company (except to the extent prohibited by a non-waiveable applicable law or regulation). In addition, the Company has the right to call the warrants for a cash payment of $750,000, which payment may only be made from new financing sources. Additionally, an affiliate of Knowledge Universe guaranteed $2.5 million of our obligations under the Senior Credit Facility. This affiliate was granted a security interest and lien in all of the Company’s assets, junior and subordinated to the security interest and lien of the Senior Lenders. Under the provisions of the amendment, on January 15, 2002 the Company will be required to deliver cash collateral for all outstanding letters of credit. The amended Senior Credit Facility contains covenants related to the maintenance of financial ratios, operating restrictions, partial payment of excess consolidated EBITA to the lenders, and restrictions on the payment of dividends and disposition of assets. The revised covenants were based on the Company’s operating plan for 2001. The Company was in compliance with these covenants at June 30, 2001. However, with the continued declining demand for technology and human capital services, coupled with the escalation of the financial covenant criteria and amount of the principal debt payments required in future months, the Company believes that it is likely that the Company will be unable to comply with the financial covenants and debt repayment schedule under the terms of the fourth amendment to the Senior Credit Facility without significant additional accommodations from the Senior Lenders. The Company is currently reviewing the Company’s business plan with its financial advisors and the Senior Lenders in order to determine what accommodations will be needed and to evaluate the Company’s ability to enhance liquidity and generate cash to meet working capital and debt service requirements. The debt service requirements are approximately $7.0 million for the remainder of 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

     Interest Rate Risk

     The Company is exposed to changes in interest rates primarily from our Senior Credit Facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the interest rate yield curve would not have a material adverse effect on interest sensitive financial instruments at June 30, 2001.

     Foreign Currency Risk

     Currently, the majority of the Company’s sales and expenses are denominated in U.S. dollars and as a result we have not experienced significant foreign exchange gains and losses to date. While the Company is conducting some transactions in foreign currencies, no significant foreign exchange gains or losses are anticipated. The Company has not engaged in foreign currency hedging activities to date.

PART II. Other Information

Item 2. Changes in Securities and Use of Proceeds

     (a)  The Company’s stockholders approved an amendment and restatement of our Amended and Restated Certificate of Incorporation at our Annual Meeting on July 12, 2001. The amendment and restatement that was approved by the stockholders increased the authorized number of shares of Class A Common Stock from 75,000,000 to 95,000,000 shares. The total number of authorized shares of Class B Common Stock and Preferred Stock remained unchanged. The Third Amended and Restated Certificate of Incorporation of Nextera Enterprises, Inc. was filed in the Office of the Secretary of State of the State of Delaware on July 16, 2001.

     The principal purposes of this amendment and restatement, among others, were to enable additional shares of Class A Common Stock to be issued under the Company’s stock option plans, to authorize additional shares of Class A Common Stock that will be available if the Board of Directors determines to raise additional capital through the sale of securities, to acquire another company or its business or its assets or to establish a strategic relationship with a corporate partner. The amendment and restatement that was approved by the stockholders will allow an additional 20,000,000 shares of Class A Common Stock to be available for issuance by the Company’s Board of Directors without any further stockholder approval, although in connection with certain transactions the Company may by required to obtain stockholder approval in accordance with the requirements of the Nasdaq National Market if the Company’s Class A Common Stock is listed on the Nasdaq National Market at the time of such transactions.

Item 4. Submission of Matters to a Vote of Security Holders

     On July 12, 2001, an annual meeting of the stockholders of Nextera was held in Boston, Massachusetts. At the meeting, each of the directors that was a member of the Board of Directors immediately prior to the Annual Meeting was re-elected, except for Michael D. Rose who chose not to stand for re-election. Karl L. Sussman was the sole new director elected to serve on the Board of Directors. The matters voted upon and the votes cast at the annual meeting were as follows:

Election of Directors	Votes For	Votes Withheld

Roger Brossy	59,581,954	823,212

Gregory J. Clark	59,824,557	580,609

Ralph Finerman	59,824,007	581,159

Steven B. Fink	59,229,713	1,175,453

Keith D. Grinstein	59,824,457	580,709

Stanley E. Maron	59,441,562	963,604

Vincent C. Perro	59,413,838	991,328

Richard V. Sandler	59,822,199	582,967

Richard L. Sandor	59,823,257	581,909

David Schneider	59,443,268	961,898

Karl L. Sussman	60,053,380	351,786

		Votes Against
		and	Broker
Other Matters Voted Upon	For	Abstentions	Non-Votes

1. Approval of an amendment and restatement of the Amended and Restated Certificate of Incorporation increasing the number of authorized shares of Class A Common Stock from 75,000,000 to 95,000,000	59,670,162	704,654	0

2. Approval of an amendment and restatement of the Amended and Restated 1998 Equity Participation Plan of Nextera Enterprises, Inc. to increase the total number of shares authorized for issuance thereunder from 12,000,000 to 19,000,000 and to increase the maximum annual award limit from 850,000 to 3,000,000 shares	49,900,299	1,276,685	0

3. Approval of the Nextera Enterprises, Inc. Employee Stock Purchase Plan	50,746,291	433,132	0

4. Ratification of the selection of Ernst & Young LLP as the independent auditors for the fiscal year ending December 31, 2001	60,270,612	98,639	0

Item 6 Exhibits and Reports on Form 8-K

(a)	Exhibits

4.1	Letter Agreement between Knowledge Universe, Inc. and Nextera dated June 29, 2001

(b)	Reports on Form 8-K

                    No reports on Form 8-K were filed by Nextera during the three months ended June 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTERA ENTERPRISES, INC. (Registrant)

Date: August 14, 2001	By: /s/ David Schneider
David Schneider President and Chief Executive Officer (Principal Executive Officer)

NEXTERA ENTERPRISES, INC. (Registrant)

Date: August 14, 2001	By: /s/ Michael P. Muldowney Michael P. Muldowney Chief Financial Officer (Principal Financial and Accounting Officer)