Form 10-Q
period 2001-09-30
NEXTERA ENTERPRISES INC
filed 2001-11-14
CIK 1070534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 0-25995

NEXTERA ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4700410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes [X]    No [   ]

     As of October 31, 2001 there were 31,647,640 shares of $.001 par value Class A Common Stock outstanding and 3,869,570 shares of $.001 par value Class B Common Stock outstanding.

NEXTERA ENTERPRISES, INC.
Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2001

INDEX

PART I. FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Nextera Enterprises, Inc.

Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2001	2000

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,575	$4,322
Accounts receivable, net of allowance for doubtful accounts of $3,490 at September 30, 2001 and $2,551 at December 31, 2000.	30,452	36,890
Costs and estimated earnings in excess of billings	994	422
Due from affiliates	498	610
Due from officers	—	30
Prepaid expenses and other current assets	2,363	7,153

Total current assets	35,882	49,427
Property and equipment, net	8,227	14,542
Intangible assets, net of accumulated amortization of $12,574 at September 30, 2001 and $9,417 at December 31, 2000	90,438	159,459
Other assets	4,472	10,674

Total assets	$139,019	$234,102

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	23,556	18,140
Accrued restructuring costs, current portion	2,682	4,093
Notes payable to bank	—	187
Deferred revenue	1,380	1,758
Senior credit facility	42,472	8,050
Debentures due to affiliates	22,523	2,503
Current portion of long-term debt and capital lease obligations	2,648	3,222

Total current liabilities	95,261	37,953
Long-term debt and capital lease obligations	1,147	3,516
Senior credit facility	—	37,972
Debentures due to affiliates	—	10,980
Accrued restructuring costs, net of current portion	4,644	377
Other long-term liabilities	1,418	1,327
Stockholders’ equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 600,000 designated Series A Preferred Stock, 210,000 Series A Preferred shares issued and outstanding	22,546	21,098
Class A Common Stock, $0.001 par value, 95,000,000 shares authorized, 31,647,640 and 31,371,419 shares issued at September 30, 2001 and December 31, 2000	32	31
Class B Common Stock, $0.001 par value, 4,300,000 shares authorized, 3,869,570 and 3,873,930 shares issued and outstanding at September 30, 2001 and December 31, 2000	4	4
Additional paid-in capital	162,899	163,263
Treasury Stock, at cost, 228,303 shares and 301,400 shares of Class A Common Stock at September 30, 2001 and December 31, 2000.	(294)	(947)
Retained earnings (deficit)	(147,589)	(41,077)
Accumulated other comprehensive income (loss)	(1,049)	(395)

Total stockholders’ equity	36,549	141,977

Total liabilities and stockholders’ equity	$139,019	$234,102

Nextera Enterprises, Inc.

Consolidated Statements of Operations
(In thousands, except per share amounts; unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2001	September 30, 2000

Net revenues	$29,968	$35,805
Cost of revenues	18,415	25,492

Gross profit	11,553	10,313
Selling, general and administrative expenses	9,339	17,268
Amortization expense	1,042	1,362
Goodwill Impairment	38,323	—
Special Charges	8,804	—

Income (loss) from operations	(45,955)	(8,317)
Interest, net	(2,449)	(2,132)
Other expense	(5,966)	—

Income (loss) before income taxes	(54,370)	(10,449)
Provision (benefit) for income taxes	99	(4,208)

Net income (loss)	(54,469)	(6,241)
Preferred Stock dividends	(391)	—

Net income (loss) applicable to common stockholders	$(54,860)	$(6,241)

Net income (loss) per common share, basic	$(1.56)	$(0.18)

Net income (loss) per common share, diluted	$(1.56)	$(0.18)

Weighted average common shares outstanding, basic	35,269	35,114

Weighted average common shares outstanding, diluted	35,269	35,114

See Notes to Consolidated Financial Statements

Nextera Enterprises, Inc.

Consolidated Statements of Operations
(In thousands, except per share amounts; unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2000

Net revenues	$97,230	$126,807
Cost of revenues	62,175	76,700

Gross profit	35,055	50,107
Selling, general and administrative expenses	35,233	44,896
Amortization expense	3,761	4,079
Goodwill Impairment	64,973	—
Special Charges	22,258	1,870

Income (loss) from operations	(91,170)	(738)
Interest, net	(6,762)	(5,660)
Other expense	(7,162)	—

Income (loss) before income taxes	(105,094)	(6,398)
Provision (benefit) for income taxes	541	(2,497)

Net income (loss)	(105,635)	(3,901)
Preferred Stock dividends	(1,448)	—

Net income (loss) applicable to common stockholders	$(107,083)	$(3,901)

Net income (loss) per common share, basic	$(3.07)	$(0.11)

Net income (loss) per common share, diluted	$(3.07)	$(0.11)

Weighted average common shares outstanding, basic	34,920	35,129

Weighted average common shares outstanding, diluted	34,920	35,129

See Notes to Consolidated Financial Statements

Nextera Enterprises, Inc.

Consolidated Statements of Cash Flows
(In thousands, except per share amounts; unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2000

Operating activities
Net loss	$(105,635)	$(3,901)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,909	7,283
Goodwill Impairment	64,973	—
Provision for bad debts	2,520	—
Write-off of Investments	7,162	—
Write-off of fixed assets	5,901	—
Non-cash compensation charges	1,143	—
Non-cash, other	1,540	—
Change in operating assets and liabilities, net of effect of acquired businesses:
Accounts receivable	4,118	(9,587)
Due from affiliate	(88)	153
Due to affiliate	—	(3)
Prepaid expenses and other current assets	4,283	(6,124)
Accounts payable and accrued expenses	7,121	(6,212)
Costs and estimated earnings in excess of billings	(572)	4,069
Deferred revenue	(378)	111
Other	91	450

Net cash provided by (used in) operating activities	88	(13,761)
Investing activities
Purchase of property and equipment	(2,852)	(5,520)
Acquisition of businesses, net of cash acquired	—	(8,205)
Other investments	—	(415)

Net cash used in investing activities	(2,852)	(14,140)
Financing activities
Proceeds from issuance of Class A Common Stock	100	636
Borrowings (repayments) under senior credit facility	(3,550)	23,102
Proceeds from debentures due to affiliates	7,500	—
Repurchases of Class A Common Stock	(323)	—
Repayments of long-term debt and capital lease obligations	(2,943)	(834)
Other	(249)	(263)

Net cash provided by financing activities	535	22,641
Effects of exchange rates on cash and cash equivalents	(518)	(390)

Net increase (decrease) in cash and cash equivalents	(2,747)	(5,650)
Cash and cash equivalents at beginning of period	4,322	7,011

Cash and cash equivalents at end of period	$1,575	$1,361

See Notes to Consolidated Financial Statements

NEXTERA ENTERPRISES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

     The accompanying financial statements of Nextera Enterprises, Inc. (“Nextera” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

Basic and diluted earnings (loss) per share were calculated as follows:
(In thousands, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Net income (loss)	$(54,469)	$(6,241)	$(105,635)	$(3,901)
Preferred Stock dividends	(391)	—	(1,448)	—

Net Income (loss) applicable to common stockholders	(54,860)	(6,241)	(107,083)	(3,901)
Weighted average common shares outstanding — basic	35,269	35,114	34,920	35,129
Dilutive effect of options and warrants	—	—	—	—

Weighted average common shares outstanding — diluted	35,269	35,114	34,920	35,129
Basic net income (loss) per common share	$(1.56)	$(0.18)	$(3.07)	$(0.11)
Diluted net income (loss) per common share	$(1.56)	$(0.18)	$(3.07)	$(0.11)

Note 3. Comprehensive Income (Loss)

     Comprehensive income combines net income (loss) and “other comprehensive items,” which represents certain amounts that are reported as components of stockholders’ equity in the accompanying balance sheet, including foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments, net of taxes and reclassification adjustments. During the third quarter of 2001 and 2000, the Company’s comprehensive loss totaled $54.8 million and $6.4 million, respectively. For the first nine months of 2001 and 2000, the Company’s comprehensive loss totaled $106.3 million and $4.3 million, respectively.

Note 4. Senior Credit Facility

     Effective March 30, 2001, the Senior Credit Facility was amended to waive compliance with certain covenants through January 2002. In connection with this waiver, the Company agreed to permanently reduce the borrowings outstanding under the facility by $8.05 million between April 2001 and December 31, 2001. Additionally, no further borrowings or Letters of Credit may be drawn or issued under the facility. Borrowings under the amended facility will bear interest at the lender’s base rate plus 3.50%, with payment of 2% of this rate deferred until January 2, 2002 and waived if the facility is fully repaid by December 15, 2001. The waiver requires the Company to pay a fee to the Senior Lenders of $0.9 million and to issue the Senior Lenders warrants to purchase 1,418,351 shares of the Company’s Class A Common Stock at an exercise price of $0.86 per share, exercisable at the Senior Lenders’ sole discretion at any time prior to 18 months after payment in full of all of the Company’s obligations due under the amended Senior Credit Facility. The Company also agreed that upon the sale or other disposition (or any series of sales or dispositions) by the Company of any of the Company’s assets with gross proceeds, in the aggregate, in excess of $10,000,000, the Senior Lenders can elect in their sole discretion to require the Company to redeem the warrants for a $500,000 cash payment by the Company

(except to the extent prohibited by a non-waiveable applicable law or regulation). In addition, the Company has the right to call the warrants for a cash payment of $750,000, which payment may only be made from new financing sources. The Company issued the warrants to the Senior Lenders on November 14, 2001. Additionally, an affiliate of Knowledge Universe, an entity that indirectly controls Nextera, guaranteed $2.5 million of the Company’s obligations under the Senior Credit Facility. This affiliate was granted a security interest and lien in all of the Company’s assets, junior and subordinated to the security interest and lien of the Senior Lenders. Under the provisions of the amendment, on January 15, 2002 the Company will be required to deliver cash collateral for all outstanding letters of credit. The amended Senior Credit Facility contains covenants related to the maintenance of financial ratios, operating restrictions, partial payment of excess consolidated EBITA to the lenders, and restrictions on the payment of dividends and disposition of assets. The revised covenants were based on the Company’s operating plan for 2001.

     As of August 31, 2001, the Company was not in compliance with certain financial covenants contained in the Senior Credit Facility and in the March 30, 2001 amendment to the Senior Credit Facility. The Company and the Senior Lenders entered into a Forbearance Agreement effective November 14, 2001 in which the Senior Lenders agreed to defer commencement of any enforcement actions to collect the debt remaining under the Senior Credit Facility until January 2, 2002. This forbearance is subject to the Company’s continued compliance with the terms of the Forbearance Agreement, including delivering a strategic and financial plan to the Senior Lenders and delivery of certain other related security and credit documents. The Company is currently reviewing its business plan with its financial advisors and the Senior Lenders to evaluate the Company’s ability to enhance liquidity and generate cash to meet working capital and debt service requirements. The debt service requirements are $4.5 million for the fourth quarter of 2001, of which $1.5 million was paid on October 31, 2001.

Note 5. Goodwill Impairment

     In connection with the recurring losses, declining sales, and the disposition of substantially all of the operations of the Technology Solutions Group, the Company evaluated the value of the goodwill associated with the several business units. Based on the estimated fair value of the groups, goodwill was reduced by approximately $38.3 million in the quarter ending September 30, 2001. Goodwill impairment for the nine months ended September 30, 2001 was $65.0 million. The fair value was based on a review of comparable market prices of similar businesses.

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

     During the quarter ended September 30, 2001, the Company recorded $8.8 million of special charges for continued restructuring efforts. Included within this charge is $1.1 million of severance associated with headcount reductions in the quarter, $3.5 million to provide for the expected costs of exiting and reducing certain leased premises, a $4.0 million write-down of assets, substantially fixed assets, and an employee incentive-related expense of $0.2 million. The Company expects to record an additional severance charge of approximately $0.8 million during the fourth quarter of 2001.

     Cash outlays for restructuring actions during the nine months ended September 30, 2001 were $12.3 million. Approximately $2.7 million of cash is expected to be expended over the next twelve months, primarily related to real estate rental obligations and severance, and the remaining $4.6 million is expected to be paid over the next ten years.

The restructuring charges and their utilization as of September 30, 2001 are summarized as follows (in thousands):

					Utilized
	Balance at December	Q1 2001	Q2 2001	Q3 2001			Accrual	Balance at September
	31, 2000	charge	charge	charge	Non-Cash	Cash	Adjustment	30, 2001

Severance	$1,301	$1,574	$1,834	$1,072	—	$(4,667)	$(429)	$685
Facilities	1,056	97	4,537	3,554	—	(2,761)	(400)	6,083
Employee Special Incentives	1,736	2,378	1,090	180	(1,143)	(4,241)	—	—
Fixed Assets and other asset write-downs	377	755	584	3,998	(5,556)	—	400	558
Other	—	605	—	—	—	(605)	—	—

	$4,470	$5,409	$8,045	$8,804	$(6,699)	$(12,274)	$(429)	$7,326

Note 7. Other Expense

     During the quarter ended September 30, 2001, the Company recorded Other Expense of $6.0 million associated with the write down to fair market value of certain investments. For the nine months ended September 30, 2001, the write down to fair market value of certain investments was $7.2 million.

Note 8. Recent Accounting Pronouncements

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

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $2.0 million ($0.06 per share) per year assuming no tax provision or benefit. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

     In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is required to be adopted for fiscal years beginning after June 15, 2002. Management is currently determining what effect, if any, SFAS 143 will have on the Company’s financial position and results of operations.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets To Be Disposed of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business.” SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, however, early adoption is allowed. Management is currently determining what effect, if any, SFAS 144 will have on the Company’s financial position and results of operations.

Note 9. Subsequent Event

     In October 2001, Nextera sold substantially all of the operations of the Technology Solutions Group for approximately $1.1 million in cash and the assumption of certain liabilities associated with such operations. The Company is in the process of fulfilling its remaining obligations to clients and winding down the remaining operations of the Technology Solutions Group. Upon completion of this process, the Company does not anticipate providing technology consulting services in the future on a stand alone basis separate from the economic consulting services and human capital consulting services offered through its Lexecon and Sibson business units.

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

Overview

     Nextera is a unique consultancy offering deep expertise in economic and human capital issues through two distinct groups that are established leaders in their respective markets.

     Our Lexecon Consulting Group is one of the leading economics consulting firms, combining theoretical understanding with persuasive empirical analysis. We provide our law firm and corporate clients with analysis of complex economic issues in connection with legal and regulatory proceedings, strategic-planning decisions, and other business activities.

     For more than 40 years, Sibson & Company — the forerunner to Nextera’s Sibson Consulting Group — has brought its unparalleled human capital insights and strategies to many Fortune 500 clients. We help companies win the battle for the best and brightest by improving their return on human capital, optimizing performance, mobilizing and motivating people, and aligning employee behaviors with strategic goals.

     We provide deep expertise to our clients across a broad range of industries. Our culture is a combination of old-world ethics—professionalism, reliability, proven quality—combined with new-world innovation, agility and excitement.

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

     On June 29, 2001, the Company’s Board of Directors approved the exchange of the Series A Preferred Stock to the Exchange Debenture subject to the approval of the Lenders under the Senior Credit Facility. Such approval has not yet been granted by the Lenders. Knowledge Universe, Inc. has agreed to allow the Company to extend its right to exchange the Series A Preferred Stock into the Exchange Debenture until ten (10) business days after the Company’s receipt of written approval from the Senior Lenders of such exchange. If converted, Stockholders equity would decrease by $22,546,000 and Debentures due to affiliates would increase by approximately $23,000,000. The Debentures would accrue interest at 10% and would be due on May 1, 2002. Principal and interest amounts due under the Debentures would be subordinated to borrowings under the Senior Credit Facility.

NASDAQ Listing

     There are several requirements for the continued listing of the Company’s Class A Common Stock on the Nasdaq National Market including, but not limited to, maintaining a minimum stock price of one dollar per share. On June 20, 2001, the Company received notification from the Nasdaq Stock Market (“Nasdaq”) that the Company had failed to maintain a minimum bid price of $1.00 for 30 consecutive days and would be delisted from the Nasdaq National Market unless the Company could comply with the minimum bid price requirement by September 18, 2001. However, in September 2001 Nasdaq announced a moratorium until January 2, 2002 on the delisting of companies unable to comply with the minimum bid price requirement for listing on the Nasdaq National Market prior to January 2, 2002. Nasdaq’s announcement stated that under the temporary relief provided by the new rules, (i) companies will not be cited for bid price or market value of public float deficiencies, (ii) companies currently under review for deficiencies will be taken out of the process with respect to the bid price and (iii) no deficiencies will accrue during the proposed suspension process. During this time, Nasdaq further announced that it will consider whether it is appropriate to recommend further and more permanent action with respect to its delisting policies regarding minimum bid price and market value of public float deficiencies. On October 8, 2001, the Company received a letter from Nasdaq confirming the moratorium on delisting and stating that the delisting process initiated by Nasdaq with respect to the Company and referenced in the June 20, 2001 letter discussed above, was closed. After January 2, 2002, if Nasdaq decides not to take further action regarding its listing requirements, the moratorium on the delisting of companies would be lifted and the Company would be required to maintain a minimum bid price of $1.00 in order to comply with Nasdaq’s continued listing requirements. If the Company were unable to comply with Nasdaq’s continued listing requirements it would become subject to the initiation of Nasdaq’s delisting procedures, including notification that the Company has failed to maintain a minimum bid price of $1.00 for thirty consecutive trading days after January 2, 2002. If the Company were unable to regain compliance with Nasdaq’s continued listing requirements, Nasdaq, in its discretion, could decide to delist the Class A Common Stock. In this instance, the Company would have the right to appeal this decision, however, there can be no assurances that such an appeal would be successful. If a decision to delist the Company’s Class A Common Stock is made, the Company may apply for listing on the Nasdaq Smallcap Market, subject to Nasdaq’s approval. The Nasdaq Smallcap Market requires a minimum stock price of one dollar per share, and there can be no assurance that the Company will be able to meet this requirement. If not, the Company’s Class A Common Stock may trade only over-the-counter. Delisting from the Nasdaq National Market could adversely affect the liquidity and price of the Class A Common Stock and it could have a long-term impact on the Company’s ability to raise future capital.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 AND THREE MONTHS ENDED SEPTEMBER 30, 2000

     Net Revenues. Net revenues decreased $5.8 million, or 16%, to $30.0 million for the three months ended September 30, 2001 from $35.8 million for the three months ended September 30, 2000. This decrease was substantially attributable to the decrease in technology and human capital service revenues which decreased $9.9 million. The decline in technology and human capital revenues were partially offset by revenue increases in the economic consulting group.

     Gross Profit. Gross profit increased to $11.6 million, or 12%, for the three months ended September 30, 2001 from $10.3 million for the three months ended September 30, 2000. Gross margin as a percentage of sales increased to 38.6% for the three months ended September 30, 2001 from 28.8% for the three months ended September 30, 2000. The increase in gross margin was due to the alignment of headcount, primarily within the Technology Solutions Group, with revenue demand; thus increasing consultant utilization.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 45.9% to $9.3 million for the three months ended September 30, 2001 from $17.3 million for the three months ended September 30, 2000. The decrease is primarily due to lower non-billable travel and entertainment expenses, reduced support staff compensation, and lower recruiting expenses, all a direct result of lower headcount. Additionally, there was a substantial decline in bad debt expense. As a percentage of revenues, selling, general and administrative expenses decreased to 31.1% for the three months ended September 30, 2001 from 48.2% for the three months ended September 30, 2000. Such a reduction is attributable to cost control measures enacted throughout the Company to bring overhead expenses in line with the revenue base.

     Interest Expense, Net. Interest expense, net increased to $2.4 million for the three months ended September 30, 2001 from $2.1 million for the three months ended September 30, 2000. This increase is attributed to higher effective borrowing rates due to fees associated with the March 30, 2001 amendment to the Senior Credit Facility.

     Goodwill Impairment. During the three months ended September 30, 2001, the Company recorded a $38.3 million goodwill impairment charge related to the technology and human capital groups.

     Special Charges. During the quarter ended September 30, 2001, the Company recorded $8.8 million of special charges for continued restructuring efforts. Included within this charge is $1.1 million of severance associated with headcount reductions in the quarter, $3.5 million to provide for the expected costs of exiting and reducing certain leased premises, a $4.0 million write-down of assets, substantially fixed assets, and an employee incentive-related expense of $0.2 million. The Company expects to record an additional severance charge of approximately $0.8 million during the fourth quarter of 2001.

     Other Expense. During the three months ended September 30, 2001, the Company recorded Other Expense of $6.0 million associated with the write down to fair market value of certain investments.

     Income tax expense. No tax benefit was recorded during the three months ended September 30, 2001 due to the potential inability of the Company to utilize its net operating losses. The tax provision of $0.1 million for the three months ended September 30, 2001 relates to state and foreign taxes. For the three months ended September 30, 2000, the Company recorded an income tax benefit of $4.2 million, or 40.3% of pretax loss.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 AND NINE MONTHS ENDED SEPTEMBER 30, 2000

     Net Revenues. Net revenues decreased 23.3% to $97.2 million for the nine months ended September 30, 2001 from $126.8 million for the nine months ended September 30, 2000. This decrease was substantially attributable to the decrease in Technology Solutions Group revenues which decreased $24.6 million. Net revenues associated with human capital services also declined, however, were partially offset from an increase in revenues from economic consulting services.

     Gross Profit. Gross profit decreased 30.0% to $35.1 million for the nine months ended September 30, 2001 from $50.1 million for the nine months ended September 30, 2000. Gross margin as a percentage of sales decreased to 36.0% for the nine months ended September 30, 2001 from 39.5% for the nine months ended September 30, 2000 due to a decline in utilization in the technology and human capital service groups and increased compensation expense in the economic consulting services group.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 21.4% to $35.2 million for the nine months ended September 30, 2001 from $44.9 million for the nine months ended September 30, 2000. The decrease is primarily due to lower non-billable travel and entertainment expenses, reduced support staff compensation, and lower recruiting expenses, all a direct result of lower headcount. Additionally, there was a substantial decline in bad debt expense. As a percentage of revenues, such expenses increased to 36.2% for the nine months ended September 30, 2001 from 35.4% for the nine months ended September 30, 2000.

     Interest Expense, Net. Interest expense, net increased to $6.8 million for the nine months ended September 30, 2001 from $5.7 million for the nine months ended September 30, 2000. This increase is attributed to higher effective borrowing rates, due to fees associated with the March 30, 2001 amendment to the Senior Credit Facility, and a higher average bank debt during the period.

     Goodwill Impairment. During the nine months ended September 30, 2001, the Company recorded a $65.0 million goodwill impairment charge related to the technology and human capital groups.

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

     During the quarter ended September 30, 2001, the Company recorded $8.8 million of special charges for continued restructuring efforts. Included within this charge is $1.1 million of severance associated with headcount reductions in the quarter, $3.5 million to provide for the expected costs of exiting and reducing certain leased premises, a $4.0 million write-down of assets, substantially fixed assets, and an employee incentive-related expense of $0.2 million. The Company expects to record an additional severance charge of approximately $0.8 million during the fourth quarter of 2001.

     Cash outlays for restructuring actions during the nine months ended September 30, 2001 were $12.3 million. Approximately $2.7 million of cash is expected to be expended over the next twelve months, primarily related to real estate rental obligations and severance, and the remaining $4.6 million is expected to be paid over the next ten years.

     The restructuring charges and their utilization as of September 30, 2001 are summarized as follows (in thousands):

					Utilized
	Balance at December	Q1 2001	Q2 2001	Q3 2001			Accrual	Balance at September
	31, 2000	charge	charge	charge	Non-Cash	Cash	Adjustment	30, 2001

Severance	$1,301	$1,574	$1,834	$1,072	—	($4,667)	($429)	$685
Facilities	1,056	97	4,537	3,554	—	(2,761)	(400)	6,083
Employee Special Incentives	1,736	2,378	1,090	180	(1,143)	(4,241)	—	—
Fixed Assets and other asset write-downs	377	755	584	3,998	(5,556)	—	400	558
Other	—	605	—	—	—	(605)	—	—

	$4,470	$5,409	$8,045	$8,804	($6,699)	($12,274)	($429)	$7,326

     During the nine months ended September 30, 2000, the Company recorded special charges of $1.9 million as a result of severance costs incurred in connection with management changes at the Company’s Technology Solutions Group.

     Other Expense. During the nine months ended September 30, 2001, the Company recorded Other Expense of $7.2 million associated with the write down to fair market value of certain investments.

     Income tax expense. No tax benefit was recorded during the nine months ended September 30, 2001 due to the potential inability of the Company to utilize its net operating losses. The tax provision of $0.5 million for the nine months ended September 30, 2001 relates to state and foreign taxes. For the nine months ended September 30, 2000, the Company recorded an income tax benefit of $2.5 million, or 39.0% of pretax loss.

LIQUIDITY AND CAPITAL RESOURCES

     Consolidated working capital deficit was $59.4 million on September 30, 2001, compared with working capital of $11.5 million on December 31, 2000. Included in working capital were cash and cash equivalents of $1.6 million and $4.3 million on September 30, 2001 and December 31, 2000, respectively. The Company has engaged an investment banking firm to assist the Company in reviewing a range of strategic alternatives to strengthen the balance sheet and to maximize the value of assets.

     Net cash provided by operating activities was $0.1 million for the nine months ended September 30, 2001. The primary components of net cash provided by operating activities were a net loss of $105.6 million offset by non-cash charges of $91.1 million (including a goodwill impairment charge of $65.0 million, investment write-downs of $7.2 million and other asset write-downs, primarily fixed assets, of $5.9 million), a $7.1 million increase in accounts payable, $4.1 million decrease in accounts receivable, and a $4.3 million decrease in prepaid expenses and other current assets.

     Net cash used in investing activities was $2.9 million for the nine months ended September 30, 2001 representing expenditures for furniture, equipment, and leasehold improvements.

     Net cash provided by financing activities was $0.5 million for the nine months ended September 30, 2001. The primary components of cash provided by financing activities were borrowings under debentures issued to an affiliate of Knowledge Universe of $7.5 million, partially offset by $2.9 million of long-term debt and capital leases payments and principal repayments of $3.6 million under the Senior Credit Facility.

     The Company’s Senior Credit Facility, as amended on March 30, 2001, matures on March 29, 2002. Additionally, $10.7 million of debentures due to affiliates are due upon demand, although neither principal nor interest can be paid until the lenders of the Senior Credit Facility permit such payments to be made, and $11.8 million of debentures due to affiliates are due May 1, 2002. Accordingly, both the Senior Credit Facility and debentures due to affiliates have been classified as current.

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

     As of August 31, 2001, the Company was not in compliance with certain financial covenants contained in the Senior Credit Facility and in the March 30, 2001 amendment to the Senior Credit Facility. The Company and the Senior

Lenders entered into a Forbearance Agreement effective November 14, 2001 in which the Senior Lenders agreed to defer commencement of any enforcement actions to collect the debt remaining under the Senior Credit Facility until January 2, 2002. This forbearance is subject to the Company’s continued compliance with the terms of the Forbearance Agreement, including delivering a strategic and financial plan to the Senior Lenders and delivery of certain other related security and credit documents. The Company is currently reviewing its business plan with its financial advisors and the Senior Lenders to evaluate the Company’s ability to enhance liquidity and generate cash to meet working capital and debt service requirements. The debt service requirements are $4.5 million for the fourth quarter of 2001, of which $1.5 million was paid on October 31, 2001. Under the terms of the Forbearance Agreement, Nextera is prohibited from making capital expenditures in excess of $300,000 from July 1, 2001 through December 31, 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

     Interest Rate Risk

     The Company is exposed to changes in interest rates primarily from our Senior Credit Facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the interest rate yield curve would not have a material adverse effect on interest sensitive financial instruments at September 30, 2001.

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

PART II. Other Information

Item 6 Exhibits and Reports on Form 8-K

     (a)  Exhibits

            10.1  Forbearance Agreement dated as of November 14, 2001

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed by Nextera during the three months ended September 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTERA ENTERPRISES, INC. (Registrant)

Date: November 14, 2001	By:	/s/ David M. Schneider

David M. Schneider President and Chief Executive Officer (Principal Executive Officer)

NEXTERA ENTERPRISES, INC. (Registrant)

Date: November 14, 2001	By:	/s/ Michael P. Muldowney

Michael P. Muldowney Chief Financial Officer (Principal Financial and Accounting Officer)