Form 10-K
period 2001-12-31
NEXTERA ENTERPRISES INC
filed 2002-04-01
CIK 1070534

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
Commission file number 0-25995

NEXTERA ENTERPRISES, INC.
(Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-4700410 (I.R.S. Employer Identification No.)

343 Congress Street, Suite 2100, Boston, Massachusetts (Address of Principal Executive Offices)	02210-1215 (Zip Code)

(617) 603-3100
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
None.
Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock, $0.001 par value
(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [  ]

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     As of March 22, 2002, the aggregate market value of the registrant’s Class A voting stock held by non-affiliates of the registrant was approximately $13,102,893, based on the closing price of the Company’s Class A Common Stock on the Nasdaq National Market on March 22, 2002 of $0.57 per share.

     As of March 22, 2002, 31,885,896 shares of registrant’s Class A Common Stock, $0.001 par value, were outstanding and 3,869,570 shares of registrant’s Class B Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated into this report by reference:

     1. Part III. Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

Forward Looking Statements

     The following discussion contains “forward-looking statements.” Forward-looking statements give our current expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these forward-looking statements include statements relating to future actions or the outcome of financial results. From time to time, we also may provide oral or written forward-looking statements in other materials released to the public. Any or all of the forward-looking statements in this annual report and in any other public statements may turn out to be incorrect. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially.

     Forward-looking statements are based on many factors that may be outside our control, causing actual results to differ materially from those suggested. These factors include, but are not limited to, those discussed under the caption “Item 1. Business – Factors That May Affect Our Future Performance.” New factors emerge from time to time, and it is not possible for us to predict all these factors nor can we assess the impact of these factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on forward-looking statements as a prediction of actual results.

PART I

ITEM 1.	Business

Overview

Nextera Enterprises exited the technology consulting business during the later half of 2001 and sold its human capital consulting business (Sibson) on January 30, 2002. After the January 30, 2002 sale, Nextera Enterprises consists of Lexecon, one of the world’s preeminent economics consulting firms. For nearly 25 years, Lexecon has provided law firms, corporations and regulatory agencies with expert analysis of complex economic issues in connection with legal and regulatory proceedings, strategic planning and other business activities. The firm provides thorough theoretical analysis of issues that face its clients and subjects theoretical analysis to rigorous and creative empirical evaluation of the evidence. Lexecon’s successes in the courtroom and before regulatory agencies have demonstrated the value of its assistance.

Lexecon was founded in 1977. Its professional staff of economists includes many well-known academics and three Nobel laureates. Lexecon’s clients include major law firms and the corporations that they represent, government and regulatory agencies, public and private utilities and national and multinational corporations.

Lexecon’s services involve the application of economic, financial and public policy principles to marketplace issues in a large variety of industries. The firm’s services fall into three broad areas: litigation support, business consulting and public policy studies.

Litigation Support: Lexecon provides expert witness testimony and other litigation-related services in adversarial proceedings in courts and before regulatory bodies and arbitrators. The firm applies economic principles in understanding the specific features of its client’s business and the competitive and regulatory context in which it operates.

Business Consulting: Lexecon assists corporate clients in analyzing business and strategic issues outside the context of litigation or regulation. Lexecon consults on the likely competitive impact of proposed mergers, predicting the likely reaction of regulatory agencies, competitors and customers to possible business combinations. Lexecon also advises on pricing and other strategic decisions, such as entry into new business areas, addition of new production capacity, and by helping firms predict how competitors are likely to react and how these events would affect the nature of future competition.

Public Policy Studies: Lexecon has performed numerous public policy studies on behalf of individual companies, trade associations and governmental agencies in the United States and internationally. Lexecon’s studies have been submitted to such agencies as the U.S. Department of Transportation, the Securities and Exchange Commission, the National Association of Securities Dealers, the Federal Communications Commission, and the U.S. Department of Commerce.

Industry Background

Driven by an increasingly complex and litigious regulatory and legal environment and by consolidation in various industries, the litigation and regulatory economics consulting market continues to grow and diversify. Testimony from economic experts plays a crucial role in a wide variety of judicial and regulatory proceedings. The role of economists in antitrust cases illustrates the importance of economic testimony. Economists are used in antitrust cases to define relevant markets, to assess competition in relevant markets, to examine the competitive effects of various contractual arrangements and business practices, to calculate damages, and to address other related issues. Economists testify in court on antitrust issues; they also routinely make presentations to government agencies in connection with government investigations of antitrust issues.

Antitrust is not the only area of litigation or regulation in which economics plays a central role. Economic testimony and analysis is also routine and critically important in areas such as securities fraud litigation, intellectual property damages, contract damages, and allegations of market manipulation. Economic analysis is also central in policy debates and regulatory rule making; Lexecon for example has been actively involved in policy and regulatory matters in the telecommunication, energy and financial services industries.

Because of the importance of economic analysis in litigation and regulatory proceedings, an industry of specialized consulting firms has developed to meet this need. Lexecon and the other firms in this niche of the consulting industry feature highly qualified testifying experts, who are supported by a professional staff of consultants (many of whom themselves hold doctorates in economics and other advanced degrees). In many cases, Lexecon’s direct client is a law firm that represents a company or organization involved in a legal or regulatory proceeding.

Economic analysis is also valuable in helping businesses make pricing and other strategic decisions, such as entry into new areas and anticipating competitor reactions. However, because these are areas in which a number of consulting firms compete, including the major accounting firms and management consulting firms, most of our business consulting work is follow-on work that comes after a successful engagement on a litigation support project.

Our Advantage

Lexecon has been a leader in the application of economic theory to legal, regulatory and business issues since the firm’s founding in 1977. Since that time, Lexecon has expanded its service offerings from traditional antitrust litigation to include a broad range of issues including securities, public policy matters, employment issues, damage analysis, and business strategy.

Lexecon’s continued success is due to its ability to produce, high quality economic analysis on a timely basis and its ability to present and defend this analysis effectively. Lexecon’s staff are experts at identifying the key issues in a case; analyzing these issues using the appropriate methods (which frequently involves the use of sophisticated statistical techniques); and presenting the results of the analysis in a clear and coherent manner. Lexecon’s reputation for high quality economic analysis is reflected in the fact that a high percentage of its new projects are from law firms and corporations who have retained the firm previously.

Lexecon’s staff includes 158 professional consultants, analysts, and practice support, of which 81 have a PhD or master level degree. Lexecon’s staff and affiliate relationships include many distinguished academics, including three recipients of the Nobel Memorial Prize in economics.

As a result of years of experience, Lexecon has developed a sophisticated knowledge of the economics and institutional structures in a variety of industries and array of legal and regulatory matters.

Client Profile

As of January 30, 2002, Nextera Enterprises, Inc. consists only of Lexecon. Lexecon’s clients include major law firms; domestic and foreign corporations; and governments and government agencies. Lexecon’s 10 largest clients in 2001 accounted for approximately 38% of its net revenues for the year ended December 31, 2001 and 35% for the year ended December 31, 2000. One client accounted for 17% and 11% of Lexecon’s net revenues in 2001 and 2000, respectively.

Competition

The economic and business consulting industry has a large number of competitors comprised of economic consulting firms, individual academics, Big Five and other accounting firm consulting practices, and general management consulting firms. We believe the principal competitive factors in our industry are reputation, analytical ability of our professional staff, client service, and industry expertise. We believe that we compete favorably with respect to these factors. However, some of our competitors have significantly greater financial, and marketing resources and greater name recognition than Lexecon. In addition, some of these competitors have been operating for a longer period of time than has Lexecon and have established long-term client relationships. We also face competition in our efforts to recruit and retain professional staff.

Employees

As of December 31, 2001, Nextera had 391 employees, including 264 consultants. After the January 30, 2002 sale of the human capital consulting business, Nextera had 234 employees and 158 consultants, analysts and practice support. None of our employees are represented by a union or subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Factors That May Affect Our Future Performance

You should carefully consider the following risk factors in your evaluation of our company. If any of the following risks actually occur it could materially harm our business and impair the price of our stock.

We may be unable to comply with certain covenants under our Senior Credit Facility

The Company signed an amended and restated credit agreement in March 29, 2002. Under the amended and restated Senior Credit Facility, the Company is required to make an aggregate of $6.5 million and $8.0 million in principal payments in 2002 and 2003, respectively. The debt is due in full on January 2, 2004. The Company is required to maintain certain financial covenants. Borrowings under the facility will bear interest at the lender’s base rate plus 2.0%, with the potential for the borrowing rate to be reduced 100 basis points upon achieving certain financial and operational milestones. If the Company fails to comply with the financial covenants, the interest could increase 200 basis points. Additionally, failure of the Company to maintain its financial covenants, extend employment agreements with certain key personnel, or make all principal and interest payments to the Senior Lenders as they become due and payable would be events of default under the Senior Credit Facility and the Senior Lenders would be entitled to exercise any remedy available to them, including a possible acceleration of amounts due. Such an occurrence would materially and adversely affect our operations and financial condition. Please see Part II, Item 7 – Liquidity and Capital Resources.

High Levels of Debt Could Adversely Affect Our Business and Financial Condition

We have very high levels of debt in relation to the size of our business. As of December 31, 2001, we had $38.4 million of outstanding indebtedness under our Senior Credit Facility, $14.5 million of which was classified as a current liability. In addition, as of December 31, 2001, we had $23.1 million of outstanding indebtedness under debentures payable to affiliates. We have also approved the exchange of outstanding Series A Preferred Stock for additional debentures. If converted in full, stockholders’ equity would decrease by $22.9 million and debentures due to affiliates would increase by approximately $23.5 million.

     Our high leverage could have important consequences, including the following:

•	a substantial portion of our future cash flows from operations must be dedicated to the servicing of our debt, thus reducing the funds available for operations and investments;

•	our ability to obtain additional financing may be impaired;

•	our leverage may reduce our ability to adjust rapidly to changing market conditions and may make us more vulnerable to future downturns in the general economy; and

•	high levels of debt may reduce the value of stockholders’ investments in Nextera because debt holders have priority regarding our assets in the event of a bankruptcy or liquidation.

We may not have sufficient future cash flows to meet our debt payments, and may not be able to refinance any of our debt at maturity.

We face possible delisting from the Nasdaq National Market which would result in a limited public market for our Class A Common Stock.

There are several requirements for the continued listing of the Company’s Class A Common Stock on the Nasdaq National Market including, but not limited to, a minimum stock price of one dollar per share. On February 14, 2002, the Company received notification from the Nasdaq Stock Market (“Nasdaq”) that the Company had failed to maintain a minimum bid price of $1.00 for 30 consecutive days and will be delisted from the Nasdaq National Market unless by May 15, 2002 the Company can comply with the minimum bid price requirement for at least 10 consecutive days. If Nasdaq decides to delist the Class A Common Stock, the Company would have the right to appeal this decision, however, there can be no assurances that such an appeal would be successful. If a decision to delist the Company’s Class A Common Stock is made, the Company may apply for listing on the Nasdaq Smallcap Market, subject to Nasdaq’s approval. The listing requirements for the Nasdaq Smallcap Market also include a $1.00 minimum bid price requirement, subject to designated grace periods. Accordingly, we cannot assure you that the Company could obtain or maintain a listing on the Nasdaq Smallcap Market. Delisting from the Nasdaq National Market could adversely affect the liquidity and price of the Class A Common Stock and it could have a long-term impact on the Company’s ability to raise future capital.

We heavily depend on a small number of senior consulting executives and other key personnel, and the loss of any of them may damage client relationships and cause our reputation to suffer.

Our success is highly dependent upon the efforts, abilities, business generation capabilities and project execution skills of a small number of senior consulting executives and other key personnel. This dependence is particularly important to our business because personal relationships and reputations are a critical element of obtaining and maintaining client engagements. The loss of the services of any of these persons for any reason could have an adverse effect on our reputation and our ability to secure and complete engagements. Most of our consultants are not subject to employment or non-compete agreements. A number of our senior consulting executives that are responsible for a substantial amount of our business are subject to employment and/or non-compete agreements, some of which begin to expire on or about December 31, 2002. We may not be able to retain these persons or to attract suitable replacements or additional personnel if necessary. We generally do not maintain key person life insurance coverage for our employees.

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

If we fail to attract, retain and train skilled consultants, our reputation will suffer and our revenues and operating profits could decline.

Because our business involves the delivery of professional services, our success depends upon our ability to attract, retain, motivate and train highly skilled consultants. If we fail to do so it could impair our ability to effectively manage and complete our client projects and secure future client engagements, and as a result our reputation could suffer and our future revenues and operating profits could decline.

Even if we are able to retain our current consultants and expand the number of our qualified consultants, the resources required to attract, retain, motivate and train these consultants could adversely affect our operating profits.

If we fail to meet our clients’ expectations, we could damage our reputation and have difficulty attracting new business.

Our client engagements often involve projects that are complex and critical to the operation of a client’s business. Our failure or inability to meet a client’s expectations, or the law firm that engaged us, in the performance of our services could result in damage to our reputation, which could adversely affect our ability to attract new business from that client or others. In addition, if we fail to perform adequately on a project, a client could refuse to pay or sue us for economic damages which could further damage our reputation or cause a reduction in future revenues and operating profits.

We may not successfully compete with our competitors, which could result in reduced revenues and operating profits.

The economic and business consulting industry has a large number of competitors comprised of economic consulting firms, individual academics, Big Five and other accounting firm consulting practices, and general management consulting firms. We believe the principal competitive factors in our industry are reputation, the analytical ability of our professional staff, client service, and industry expertise. We believe that we compete favorably with respect to these factors. However, some of our competitors have greater financial and marketing resources and greater name recognition than Lexecon. In addition, some of these competitors have been operating for a longer period of time than has Lexecon and have established long-term client relationships. We also face competition in our efforts to recruit and retain professional staff. If Lexecon is not successful in competition with its rivals, its future revenues and operating profits could decline.

We have relied and may continue to rely on a limited number of clients and industries for a significant portion of our revenues and, as a result, the loss of or a significant reduction in work performed for any of them could result in reduced revenues.

We have in the past derived, and may in the future derive, a significant portion of our net revenues from a relatively limited number of clients. To the extent that any client or industry uses less of our services or terminates its relationship with us, our revenues could decline accordingly. For example, for the year ended December 31, 2001, our ten largest clients accounted for approximately 28% of our net revenues. For the year ended December 31, 2001, our largest client accounted for approximately 9% of our net revenues. Further, clients in the (1) financial services; (2) information technologies, communications and entertainment; and (3) consumer products and retail industries accounted for approximately 20%, 15%, and 15%, respectively, of our net revenues for the year ended December 31, 2001. These figures include the operations of our technology and human capital consulting businesses, which have been discontinued or sold.

Lexecon had a slightly higher level of concentration among clients. Lexecon’s 10 largest clients in 2001 accounted for approximately 38% of its net revenues for the year ended December 31, 2001 and 35% for the year ended December 31, 2000. One client accounted for 17% and 11% of its net revenues in 2001 and 2000, respectively

The volume of work we perform for a specific client is likely to vary from year to year, and a significant client in one year may not use our services in another year. Further, the failure to collect a large account receivable from any of these clients could result in significant financial exposure. In addition, any economic conditions or other factors adversely affecting any of the industries or any increase in the size or number of competitors within the industries we service could cause our revenues to decline.

Nextera Enterprises Holdings owns 67.6% of our voting stock and can control matters submitted to our stockholders and its interests may be different from yours.

Nextera Enterprises Holdings owns 8,810,000 shares of Class A Common Stock and 3,844,200 shares of Class B Common Stock, which together represent approximately 67.6% of the voting power of our outstanding common stock. The Class A Common Stock entitles its holders to one vote per share, and the Class B Common Stock entitles its holders to ten votes per share, on all matters submitted to a vote of our stockholders, including the election of the members of the Board of Directors. Accordingly, Nextera Enterprises Holdings will be able to determine the disposition of all matters submitted to a vote of our stockholders, including mergers, transactions involving a change in control and other corporate transactions and the terms thereof. In addition, Nextera Enterprises Holdings will be able to elect all of our directors, except for one director to be elected in accordance with the terms of a stockholders agreement. This control by Nextera Enterprises Holdings could materially adversely affect the market price of the Class A Common Stock or delay or prevent a change in control of our company.

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

Our engagements may result in professional liability

Our services typically involve difficult analytical assignments and carry risks of professional and other liability. Many of our engagements involve matters that could have a severe impact on the client’s business, cause the client to lose significant amounts of money, or prevent the client from pursuing desirable business opportunities. Accordingly, if a client is dissatisfied with our performance, the client could threaten or bring litigation in order to recover damages or to contest its obligation to pay our fees. Litigation alleging that we performed negligently or otherwise breached our obligations to the client could expose us to significant liabilities and tarnish our reputation. These liabilities could harm our business.

We have a history of losses

Since our inception in February 1997, we have incurred, on an historical basis, net losses of $3.0 million and $17.2 million for the years ended December 31, 1997 and 1998, net income of $3.1 million for the year ended December 31, 1999 and net losses of $24.0 million and $117.5 million for the years ended December 31, 2000 and 2001.

As a result, even though Lexecon has a history of profitability since being acquired by Nextera Enterprises, it is possible that we may not obtain net income in the future.

We may not be able to obtain the additional capital necessary for us to carry out our business strategy, which could hinder our growth. In addition, the terms of any additional capital may be unfavorable to us or our stockholders.

For us to expand or to pursue other business opportunities, we would likely require access to capital. We may require additional financing in amounts that we cannot determine at this time. If our plans or assumptions change or are inaccurate, we may be required to seek capital sooner than anticipated. We may need to raise funds through public or private debt or equity financings.

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

For the year ended December 31, 2001 we derived approximately 60% of our net revenues from economic and litigation consulting services related to antitrust matters, regulatory matters, mergers and acquisitions and other securities matters. On an ongoing basis, substantially all of our net revenues will be derived from such services. A substantial portion of these net revenues were derived from engagements relating to United States antitrust and securities laws. Changes in these laws, changes in judicial interpretations of these laws or less vigorous enforcement of these laws by the United States Department of Justice, the United States Federal Trade Commission or other federal agencies as a result of changes in philosophy, political decisions, priorities or other reasons could materially reduce the magnitude, scope, number or duration of engagements available to us in these areas.

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

Our clients engage us on a project-by-project basis, primarily without a written contract, and a client can generally terminate an engagement with little or no notice to us and without penalty. When a client defers, modifies or cancels a project, we must be able to rapidly deploy our consultants to other projects in order to minimize the underutilization of our employees. In addition, our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of projects in progress. Thus, any termination, significant reduction or modification of our business relationships with any of our significant clients or with a number of smaller clients would have an adverse impact on our ability to generate revenue. As a result, we believe that the number of our clients or the number and size of our existing projects may not be reliable indicators or measures of future net revenues.

Potential conflicts of interests reduce the number of both potential clients and engagements.

We provide economic and litigation consulting services primarily in connection with significant or complex transactions, disputes or other matters that are usually adversarial or that involve sensitive client information. Our engagement by a client to provide such services frequently precludes us from accepting engagements with other entities involved in the same matter. In addition, we may decide to decline engagements due to clients’ expectations of loyalty, perceived conflicts of interests or other reasons. Accordingly, the number of both potential clients and potential engagements is limited, particularly in the economic consulting and litigation services markets.

Potential write-off of goodwill and other intangible assets relating to personnel could reduce our operating results.

As of December 31, 2001, our intangible assets, net of accumulated amortization, were approximately $77.5 million. Intangible assets at December 31, 2001, net of accumulated amortization, included $77.0 million of goodwill and $0.5 million for intangibles relating to personnel. Intangible assets had been amortized by us on a straight-line basis principally over 40 years for goodwill and over five years for intangibles relating to personnel. We will cease to amortize goodwill and intangible assets relating to personnel commencing January 1, 2002 in accordance with Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets,

In accordance with accounting guidelines, we periodically evaluate the recoverability of goodwill when indications of possible impairment are present by reviewing the anticipated undiscounted future cash flows from operations and comparing such cash flows to the carrying value of the associated goodwill. If goodwill becomes impaired, we will be required to write down the carrying value of the goodwill and incur a related charge to our operations. A write down of goodwill would result in a reduction in our net income.

Our stock price may be volatile and you could lose all or part of your investment.

We expect that the market price of our common stock will be volatile. Stock prices in our and similar industries have risen and fallen in response to a variety of factors, including:

•	quarter-to-quarter variations in operating results;

•	entering into, or failing to enter into or renew, a material contract or order;

•	acquisitions of, or strategic alliances among, companies within our industry;

•	changes in investor perceptions of the acceptance or profitability of consulting. and

•	market conditions in the industry and the economy as a whole.

The market price for our common stock may also be affected by our ability to meet investors’ or securities analysts’ expectations. Any failure to meet these expectations, even slightly, may result in a material decline in the market price of our common stock. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management’s attention and resources.

We could lose money on our fixed-price or capped-fee contracts.

We have undertaken and expect in the future to undertake certain projects under fixed-price or capped-fee billing arrangements, which are distinguishable from our principal method of utilizing time and materials billing arrangements. To achieve profitability from fixed-price or capped-fee contracts, we must, among other things:

•	accurately estimate the resources required to perform these contracts;

•	complete our clients’ projects on a timely basis;

•	effectively manage our clients’ expectations; and

•	complete the projects within budget and to our clients’ satisfaction.

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

Provisions in our charter documents and Delaware law may delay or prevent an acquisition of us, which could decrease the value of our common stock

Provisions of our certificate of incorporation and bylaws and provisions of Delaware law could delay, defer or prevent an acquisition or change of control of us or otherwise decrease the price of our common stock. These provisions include:

•	authorizing our board of directors to issue additional preferred stock;

•	prohibiting cumulative voting in the election of directors;

•	limiting the persons who may call special meetings of stockholders;

•	prohibiting stockholder actions by written consent; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

ITEM 2.	Properties

Our corporate headquarters is located in Boston, Massachusetts in a leased facility consisting of 28,646 square feet, under a 10-year lease that expires in April 2011. We also occupy leased office space in Chicago, Illinois and Cambridge, Massachusetts. We have space in New York, New York; San Francisco, California; Rochester, New York, and Toronto, Canada, for which we are either subletting or attempting to sublet. Effective January 30, 2002, we assigned our lease obligations in Los Angeles, California; Raleigh, North Carolina; and Princeton, New Jersey to the acquiring company of the Sibson business. We believe that our existing facilities are adequate to meet our current requirements and that suitable space will be available as needed on terms acceptable to us.

ITEM 3.	Legal Proceedings

From time to time we are involved in legal proceedings, claims and litigation arising in the ordinary course of business, the outcome of which, in the opinion of management, would not have a material adverse effect on us.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the year ended December 31, 2001.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Our Class A Common Stock, $0.001 par value per share, has traded on the Nasdaq National Market under the symbol “NXRA” since May 18, 1999. The following table sets forth the high and low sale prices for our Class A Common Stock as reported by the Nasdaq National Market in each of the four quarters of fiscal 2001 and 2000.

Period	High	Low

Calendar year - 2001

First Quarter	$2.25	$0.59
Second Quarter	$1.11	$0.45
Third Quarter	$0.61	$0.12
Fourth Quarter	$0.50	$0.13

	High	Low

Calendar year - 2000

First Quarter	$13.62	$7.00
Second Quarter	$7.94	$3.75
Third Quarter	$5.75	$2.88
Fourth Quarter	$3.38	$0.47

As of March 22, 2002 there were 31,885,896 shares of Class A Common Stock outstanding held by approximately 279 holders of record.

We have never paid or declared any cash dividends on our Common Stock and do not intend to pay dividends on our Common Stock in the foreseeable future. We intend to retain any earnings for use in the operation and expansion of our business.

ITEM 6.	Selected Financial Data

The following tables contain selected consolidated financial data as of December 31 for each of the years 1997 (February 26, 1997 inception) through 2001 and for each of the years in the five year period ended December 31, 2001. The selected consolidated financial data have been derived from our audited consolidated financial statements.

When you read this summary, it is important that you read along with it the financial statements and related notes in our annual and quarterly reports filed with the Securities and Exchange Commission, as well as the section of our annual and quarterly reports titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

					Period from
					February 26, 1997
					(date of inception)
	December 31,	December 31,	December 31,	December 31,	through December
	2001	2000	1999	1998	31, 1997

	(IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues	$122,276	$161,000	$155,955	$67,590	$7,998
Cost of revenues	76,910	98,394	87,835	44,985	4,718

Gross profit	45,366	62,606	68,120	22,605	3,280
Selling, general and Administrative expenses	43,729	61,066	44,975	23,103	5,306
Amortization expense	4,758	5,436	4,723	1,722	255
Goodwill Impairment	72,538	—	—	—	—
Special charges	23,534	8,162	7,405	7,969	—

Income (loss) from Operations	(99,193)	(12,058)	11,017	(10,189)	(2,281)
Interest income (expense), Net	(10,128)	(7,773)	(8,836)	(6,723)	(32)
Other income (expense), Net	(7,148)	(5,432)	—	—	—

Income (loss) before Income taxes	(116,469)	(25,263)	2,181	(16,912)	(2,313)
Provision (benefit) for Income taxes	1,054	(1,291)	(884)	243	702

Net income (loss)	$(117,523)	$(23,972)	$3,065	$(17,155)	$(3,015)
Preferred Stock Dividends	(1,846)	(98)	—	—	—

Net Income (loss) applicable to common stockholders	$(119,369)	$(24,070)	$3,065	$(17,155)	$(3,015)

Net income (loss) per common share, basic	(3.41)	(0.69)	0.10	(1.14)	(0.74)
Net income (loss) per common share, diluted	(3.41)	(0.69)	0.10	(1.14)	(0.74)
Weighted Average common shares outstanding, basic	35,034	35,121	29,990	14,997	4,061
Weighted Average common shares outstanding, diluted	35,034	35,121	30,441	14,997	4,061

	December	December 31,	December 31,	December 31,
	31, 2001	2000	1999	1998	December 31, 1997

		(IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$4,465	$4,322	$7,011	$1,496	$554
Working capital (deficit)	(5,140)	11,474	33,035	(62,399)	(335)
Total assets	121,182	234,102	226,762	176,691	22,655
Total short-term debt and capital lease obligations	17,118	13,962	938	82,487	1,833
Total long-term debt and capital lease obligations	48,245	52,468	56,798	55,749	969
Total stockholders’ equity	25,499	141,977	146,057	14,852	16,732

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During 2001, the Company enacted a restructuring plan to exit the technology consulting business and human capital consulting business and to focus on the strength of its economic consulting business. The technology consulting business was completely exited in the second half of 2001, primarily through the termination of consultants upon the completion of existing contracts and, to a lesser extent, the assignment of contracts and the workforce associated with those contracts to a third party. The human capital consulting business was sold to a third party on January 30, 2002. Upon the disposition of the human capital consulting business, the Company consists of Lexecon, one of the world’s preeminent economics consulting firms.

The Company generates net revenues by providing economic consulting services primarily under time and materials (including charges for use of its computer system), and to a much lesser extent, fixed-price or capped-fee billing arrangements. Under time and materials billing arrangements, revenues are recognized as the services are performed. Revenues on fixed-price and capped-fee contracts are recognized using the percentage of completion method of accounting and are adjusted monthly for the cumulative impact of any revision in estimates. We determine the percentage of completion of our contracts by comparing costs incurred to date to total estimated costs. Contract costs include direct labor and expenses related to performance of the contract. We believe that the majority of our work will continue to be performed under time and materials billing arrangements. Net revenues exclude reimbursable expenses charged to clients, however, due to recently issued accounting guidance, reimbursable expenses will be included in net revenues effective January 1, 2002. We typically bill on a monthly basis to monitor client satisfaction and manage our outstanding accounts receivable balances. Our net revenues are substantially derived from clients located in the United States.

Gross profit is derived from net revenues less the cost of revenues, which includes salaries, bonuses and benefits paid to consultants. Our financial performance is primarily based upon billing margin (billable daily rate less the consultant’s daily cost) and personnel utilization rates (billable days divided by paid days). We monitor our engagements to manage billing and utilization rates. We derive a substantial majority of our net revenues from engagements billed on a time and materials basis. Generally, clients are billed for expenses incurred by us on the clients’ behalf. In addition, we closely monitor and attempt to control expenses that are not passed through to our clients. Incentive compensation expenses paid to consultants have a large variable component relating to net revenues and profit and, therefore, vary based upon our ability to achieve our operating objectives.

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

Our tax provisions historically vary from the federal statutory rate of 34% predominately due to valuation allowance adjustments, nondeductible goodwill amortization, state and local taxes and nondeductible meal expenses.

Sale of Human Capital Consulting Business

Effective January 30, 2002, the Company sold substantially all of the assets and certain liabilities of its human capital consulting business to a privately-held benefits, compensation and human resources consulting firm, for a total of $14.7 million in cash (excluding $1.3 million subject to a working capital adjustment) and the potential for up to an additional $13.3 million based on future operating results over the next two years. All consultants and support staff of the human capital consulting business were transferred to the acquiring company. The net assets sold, including unimpaired goodwill, have been classified in the balance sheet at December 31, 2001 as Assets held for sale.

The human capital consulting business had revenues of $37.8 million, $58.9 million, and $63.3 million for 2001, 2000 and 1999, respectively. Income (loss) from operations of the human capital consulting group was $(50.1) million, $0.1 million, and $3.4 million for 2001, 2000 and 1999, respectively. Approximately $40.5 million of the 2001 loss was due to goodwill impairment charges.

Exiting of the Technology Consulting Business

During 2001, with the erosion of the demand for technology services, the technology consulting business was substantially reduced primarily through workforce reduction. Effective October 1, 2001, the Company assigned the remaining significant technology contracts to a third party which also assumed the workforce associated with those contracts. With this assignment, the Company effectively exited the technology consulting business and as of December 31, 2001 had no contracts or consultants related to this business.

The technology consulting business had revenues of $11.6 million, $41.2 million, and $49.3 million for 2001, 2000 and 1999, respectively. Income (loss) from operations of the technology consulting group was $(51.2) million, $(24.1) million, and $1.7 million for 2001, 2000 and 1999, respectively. Approximately $32.0 million of the 2001 loss was due to goodwill impairment charges.

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

On June 29, 2001, the Company’s Board of Directors approved the exchange of the Series A Preferred Stock to the Exchange Debenture subject to the approval of the Lenders under the Senior Credit Facility. Knowledge Universe, Inc. has agreed to allow the Company to extend its right to exchange the Series A Preferred Stock into the Exchange Debenture until June 15, 2002. If converted, Stockholders equity would decrease by $22.9 million and Debentures due to affiliates would increase by approximately $23.5 million. The Debentures would accrue interest at 10% and would be due on January 2, 2004. Principal and interest amounts due under the Debentures would be subordinated to borrowings under the Senior Credit Facility.

NASDAQ Listing

There are several requirements for the continued listing of the Company’s Class A Common Stock on the Nasdaq National Market including, but not limited to, a minimum stock price of one dollar per share. On February 14, 2002, the Company received notification from the Nasdaq Stock Market (“Nasdaq”) that the Company had failed to maintain a minimum bid price of $1.00 for 30 consecutive days and will be delisted from the Nasdaq National Market unless by May 15, 2002 the Company can comply with the minimum bid price requirement for at least 10 consecutive days. If Nasdaq decides to delist the Class A Common Stock, the Company would have the right to appeal this decision, however, there can be no assurances that such an appeal would be successful. If a decision to delist the Company’s Class A Common Stock is made, the Company may apply for listing on the Nasdaq Smallcap Market, subject to Nasdaq’s approval. The listing requirements for the Nasdaq Smallcap Market also include a $1.00 minimum bid price requirement, subject to designated grace periods. Accordingly, we cannot assure you that the Company could obtain or maintain a listing on the Nasdaq Smallcap Market. Delisting from the Nasdaq National Market could adversely affect the liquidity and price of the Class A Common Stock and it could have a long-term impact on the Company’s ability to raise future capital.

Acquisitions

The Company was founded in February 1997 and focused on building its portfolio of practice areas primarily through selective acquisitions through December 31, 1998 and, to a lesser extent, internal growth. The Company pursued an acquisition strategy resulting in the acquisitions detailed below. Accordingly, our historical Consolidated Financial Statements include operating results of the acquired companies only from the effective date of each respective acquisition.

2000 Acquisition

Effective January 1, 2000, the Company acquired substantially all of the assets and certain liabilities of Cambridge Economics, Inc. (“Cambridge Economics”), a Massachusetts-based consulting firm that provides strategic, economic and business transformation and other services to a diverse group of domestic and international clients. Cambridge Economics was acquired for $8.4 million of cash and a $2.1 million promissory note due January 2002 which has been paid.

1999 Acquisitions

Effective September 30, 1999, the Company, through Sibson AP, LLC, a newly formed acquisition subsidiary of the Company, acquired substantially all of the assets of SCCAP Pty Limited (“SCCAP”), an Australian human resources consulting firm, for $1.7 million in cash.

Effective June 1, 1999, the Company acquired substantially all of the assets and certain liabilities of The Economics Resource Group, Inc. (“ERG”), a Massachusetts-based consulting firm that provides economic and strategic services primarily to energy and other regulated industries. ERG was acquired for $9.6 million of cash and a $2.4 million promissory note that was paid in 2001.

Effective May 18, 1999, the Company acquired NeoEnterprises, Inc. (“NeoEnterprises”), a Connecticut-based electronic commerce, or “e-commerce,” consulting and development company. NeoEnterprises was acquired for 170,000 shares of Class A Common Stock.

Effective January 29, 1999, the Company acquired the stock of The Alexander Corporation Limited (“Alexander”), a United Kingdom-based human resources consulting firm. Alexander was acquired for £360,000 (approximately $590,000) and 150,000 shares of Class A Common Stock, including the payment of £60,000 (approximately $100,000) in final satisfaction of amounts payable under an earnout arrangement.

1998 Acquisitions

Effective December 31, 1998, the Company acquired Lexecon Inc. (“Lexecon”), an Illinois-based economic consulting firm. Lexecon was acquired for $31.1 million in cash and 4,266,240 shares of Class A Common Stock, including 1,450,240 shares of Class A Common Stock which were determined based upon the price per share in the initial public offering of the Company’s Class A common stock.

Effective August 31, 1998, Nextera acquired substantially all the assets and assumed certain liabilities of Sibson & Company, L.P. and acquired Sibson Canada, Inc., (collectively “Sibson”) human resources consulting firms based in New Jersey and Toronto, Canada, respectively. Sibson was acquired for $37.4 million in cash, 2,613,087 shares of Class A Common Stock and 197,813 exchangeable shares of Sibson Canada Co., a newly formed wholly-owned subsidiary of Nextera, that may be converted at the option of the holders into 197,813 shares of Class A Common Stock. The shares were converted in 2000.

Effective March 31, 1998, Nextera acquired substantially all of the assets and assumed certain liabilities of The Planning Technologies Group, Inc. (“PTG”), a Massachusetts-based strategy and management consulting firm. PTG was acquired for $6.7 million in cash and 214,000 shares of Class A Common Stock.

Effective March 31, 1998, Nextera acquired Pyramid Imaging, Inc. (“Pyramid”), a California-based consulting and technology firm. Pyramid was acquired for $10.0 million in cash and 640,000 shares of Class A Common Stock, including $0.8 million in cash and 53,333 shares of Class A Common Stock issued during 1999 as a result of the achievement of certain revenue and pretax earnings targets related to the performance of Pyramid during the twelve months ended March 31, 1999.

Effective January 5, 1998, Nextera acquired substantially all of the assets and assumed certain liabilities of SiGMA Consulting, LLC (“SiGMA”), a New York-based management consulting firm. SiGMA was acquired for $10.0 million in cash and 669,000 shares of Class A Common Stock.

Results of Operations

The following table sets forth our results of operations for the year ended December 31:

	(Dollars in thousands)
	2001		2000		1999

	Amount	Percent	Amount	Percent	Amount	Percent

Net revenues	$122,276	100%	$161,000	100%	$155,955	100%
Cost of revenues	76,910	63	98,394	61	87,835	56

Gross profit	45,366	37	62,606	39	68,120	44
Selling, general and administrative expenses	43,729	36	61,066	38	44,975	29
Amortization expense	4,758	4	5,436	4	4,723	3
Goodwill Impairment	72,538	59	–	–	–	–
Special charges	23,534	19	8,162	5	7,405	5

Income (loss) from operations	(99,193)	(81)	(12,058)	(8)	11,017	7
Interest expense, net	(10,128)	(8)	(7,773)	(5)	(8,836)	(6)
Other income (expense)	(7,148)	(6)	(5,432)	(3)	–	–

Income (loss) before income taxes	(116,469)	(95)	(25,263)	(16)	2,181	1
Provision (benefit) for income taxes	1,054	1	(1,291)	(1)	(884)	(1)

Net income (loss)	$(117,523)	(96)%	$(23,972)	(15)%	$3,065	2%

Comparison of the Year Ended December 31, 2001 and the Year Ended December 31, 2000

     Net Revenues. Net revenues decreased 24.1% to $122.3 million for the year ended December 31, 2001 from $161.0 million for the year ended December 31, 2000. This decrease was attributable to a decrease in technology and human capital consulting revenues which declined $29.6 million and $21.1 million, respectively, due to decreased demand for such services. The decline in technology and human capital revenues were partially offset by a $12.0 million increase in economic consulting revenues. With the sale of the human capital consulting business and the exiting of the technology consulting business, the Company’s net revenues for 2002 are expected to decrease although revenues for the remaining economic consulting business are expected to increase from 2001.

     Gross Profit. Gross profit decreased 27.5% to $45.4 million for the year ended December 31, 2001 from $62.6 million for the year ended December 31, 2000. Gross profit as a percentage of net revenues decreased to 37.1% in 2001 from 38.9% in 2000. The decrease in gross profit directly correlates with the 24.1% decline in net revenues in 2001 from 2000. The decrease in gross profit as a percentage of net revenues was due primarily to the wind down and eventual exiting of the technology consulting business and due to higher compensation cost related to the economic consulting business.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 28.3% to $43.7 million for the year ended December 31, 2001 from $61.1 million for the year ended December 31, 2000. As a percentage of net revenues, such expenses decreased to 35.8% in 2001 from 38.0% in 2000. The decrease in spending resulted primarily from $6.8 million in lower sales and marketing spending, $4.5 million in lower general office expenses, $2.7 million in lower support staff compensation, and $2.9 million in lower spending in development, primarily recruiting. Substantially all of the above reductions were made in the technology and human capital consulting business in connection with the exiting of the technology consulting business and cost reductions in the human capital business due to the decline in the demand for such services.

     Goodwill Impairment. During 2001, the Company recorded a $72.5 million goodwill impairment charge. The technology consulting services goodwill charge was $32.0 million due to the exiting of the technology consulting business and the human capital consulting business charge was $40.5 million due to the decline in the value of the business directly related to the downturn in the economy. The impairment of the human capital services business was based on the sale price of the business excluding any contingent consideration that may be achieved in the future based on the performance of the human capital consulting business.

     Special Charges. During the quarter ended March 31, 2001, the Company approved actions to re-align and re-size the Company’s cost structure, primarily within the technology consulting services group, as a result of softening market conditions and reduced demand for technological services. As a result, the Company recorded special charges totaling $5.4 million, consisting of $1.6 million for severance, $0.6 million for the termination of certain Company initiatives, $0.8 million related to the costs of exiting or reducing certain leased premises, and $2.4 million related to certain employee incentives. The headcount reductions included 48 consultants and 7 administrative personnel.

During the quarter ended June 30, 2001, the Company recorded special charges to re-align and re-size the Company’s cost structure. As a result, the Company recorded charges totaling $8.0 million, consisting of a $1.8 million severance charge associated with the second quarter’s headcount reduction of 60 professional and support personnel, primarily in the technology consulting business; a $5.1 million charge to provide for the expected costs of exiting or reducing certain leased premises and an employee incentive-related expense of $1.1 million.

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

During the quarter ended December 31, 2001, the Company recorded $1.3 million of special charges. Included within this charge is $0.5 million of severance associated with headcount reductions in the quarter, $0.3 million to provide for the expected costs of exiting and reducing certain leased premises, and a $0.5 million write-down of assets, substantially fixed assets.

Cash outlays during 2001 under the Company’s various restructuring efforts were $13.8 million. Approximately $1.7 million of cash is expected to be expended over the next twelve months, primarily related to real estate rental obligations and severance, and the remainder is expected to be paid over the next ten years.

The restructuring charges and their utilization as of December 30, 2001 are summarized as follows (in thousands):

	Balance at					Utilized			Balance at
	December 31,	Q1-2001	Q2-2001	Q3-2001	Q4-2001			Accrual	December 31,
	2000	charge	charge	charge	charge	Non-Cash	Cash	Adjustment	2001

Severance	$1,301	$1,574	$1,834	$1,072	$465	$—	$(5,562)	$(429)	$255
Facilities	1,056	97	4,537	3,554	300	—	(3,365)	(600)	5,579
Employee Special Incentives	1,736	2,378	1,090	180	—	(1,143)	(4,241)	—	—
Fixed Assets and other asset write- downs	377	755	584	3,998	511	(6,517)	—	600	308
Other	—	605	—	—	—	—	(605)	—	—

	$4,470	$5,409	$8,045	$8,804	$1,276	$(7,660)	$(13,773)	$(429)	$6,142

In the fourth quarter 2000, the Company awarded to certain employees special incentive-related compensation awards. Such awards totaled $6.7 million and were payable in cash and restricted stock during 2001, subject to employees remaining employed by the Company on the dates of the payments. The Company recorded a special charge of $2.3 million in 2000 associated with the pro rata share of such payments over the associated vesting period.

In October and December 2000, the Company implemented a plan to reduce its consulting and administrative staffs, resulting in severance costs of approximately $2.4 million. Approximately $1.7 million of this charge was paid in the fourth quarter of 2000 and the remainder of the accrual was paid in the first quarter of 2001. In total, 108 consultants and administrative personnel were terminated. In June 2000, the Company recorded a charge of $1.9 million as a result of severance costs incurred for seven individuals in connection with management changes at the Company’s Technologies Services Group. Approximately $1.2 million of this charge was paid in 2000 and the remainder is expected to be paid ratably through January of 2002. As of December 31, 2000, approximately $1.3 million was accrued.

Primarily as a result of the fourth quarter workforce reduction described above, the Company identified and made plans to vacate certain portions of its leased facilities. The Company recorded a charge of $1.5 million associated with the cost of exiting these facilities, net of estimated sublease income, all of which was accrued as of December 31, 2000.

     Interest Expense. Interest expense increased 29.5% to $10.1 million for the year ended December 31, 2001 from $7.8 million for the year ended December 31, 2000. This increase was primarily due to fees associated with the March 30, 2001 amendment to the Senior Credit Facility coupled with a higher average bank debt during 2001.

     Other Expense. Other expense increased by 31.6% to $7.1 million for the year ended December 31, 2001 from $5.4 million for the year ended December 31, 2000. The 2001 charges were associated with the write down to fair market value of certain investments. The 2000 charges also related to a write down to fair market value of certain investments. The write-downs were substantially related to the downturn in the technology sector that began in the middle of 2000 and continued into 2001. As the downturn progressed, the valuation of the Company’s equity investments were reviewed and the investments were written down to fair value when they were judged to be permanently impaired.

     Income taxes. The Company recorded an income tax expense of $1.1 million for the year ended December 31, 2001 compared to a tax benefit of $1.3 million for the year ended December 31, 2000. The 2001 expense related to foreign and states taxes and an adjustment to the prior year tax accrual. The 2000 benefit related to the ability to carryback the 2000 loss to prior years. Valuation allowances have been established at December 31, 2001 and 2000 relating to all deferred tax assets that must be realized through the generation of taxable income in future periods.

Comparison of the Year Ended December 31, 2000 and the Year Ended December 31, 1999

     Net Revenues. Net revenues increased 3.2% to $161.0 million for the year ended December 31, 2000 from $156.0 million for the year ended December 31, 1999. This increase was primarily attributable to an increase in economic consulting revenues, due in part to the inclusion of revenues relating to the acquisition of ERG effective June 30, 1999 and Cambridge Economics effective January 1, 2000. Offsetting this increase was a decrease in revenues primarily from the Company’s technology consulting business due principally to an industry-wide decrease in demand for such services during the second half of 2000 and, to a lesser extent, a decrease in revenues in our human capital consulting business.

     Gross Profit. Gross profit decreased 8.1% to $62.6 million for the year ended December 31, 2000 from $68.1 million for the year ended December 31, 1999. Gross profit as a percentage of net revenues decreased to 38.9% in 2000 from 43.7% in 1999. The decrease in gross profit as a percentage of net revenues was due primarily to lower chargeability in the Company’s technology consulting business. As a result of the decreased demand for technology services, the Company reduced its workforce by 100 consultants in the fourth quarter of 2000, most of whom work within the technology consulting business group. Annualized cost savings resulting from the workforce reduction actions is anticipated to be approximately $16.5 million.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 35.8% to $61.0 million for the year ended December 31, 2000 from $45.0 million for the year ended December 31, 1999. As a percentage of revenues, such expenses increased to 38.0% in 2000 from 28.8% in 1999. The increase in spending resulted primarily from higher sales and marketing spending and an increase in reserves for bad debts in the Company’s technology consulting business. As a result of the decreased demand for technology services, the Company reduced its workforce principally in this sector by 32 administrative personnel in the fourth quarter of 2000. The increase in selling general and administrative expenses also resulted in part from the acquisitions of ERG and Cambridge Economics.

     Interest Expense. Interest expense decreased to $7.8 million for the year ended December 31, 2000 from $9.4 million for the year ended December 31, 1999 due principally to the repayment of a portion of the Company’s outstanding indebtedness with the proceeds from the Company’s initial public offering of Class A Common Stock, which was completed on May 21, 1999. Offsetting this reduction in borrowings and interest expense were borrowings and expense incurred in connection with the acquisitions of ERG and Cambridge Economics and with working capital requirements.

     Other Expense. Other expense for 2000 includes a $5.4 million non-cash charge associated with the write down to fair market value of certain equity investments.

     Special Charges. In the fourth quarter 2000, the Company awarded to certain employees special incentive-related compensation awards. Such awards totaled $6.7 million and were paid in cash and restricted stock during 2001, subject to employees remaining employed by the Company on the dates of the payments. The Company recorded a special charge of $2.3 million in 2000 associated with the pro rata share of such payments over the associated vesting period.

In October and December 2000, the Company implemented a plan to reduce its consulting and administrative staffs, resulting in severance costs of approximately $2.4 million. Approximately $1.8 million of this charge was paid in the fourth quarter of 2000 and the remainder of the charge was paid in the first quarter of 2001. In June 2000, the Company recorded a charge of $1.9 million as a result of severance costs incurred in connection with management changes at the Company’s technologies consulting business. Approximately $1.2 million of this charge was paid in 2000 and the remainder was paid in 2001.

Primarily as a result of the fourth quarter workforce reduction described above, the Company identified and made plans to vacate certain portions of leased facilities. The Company recorded a charge of $1.5 million associated with the cost of exiting these facilities.

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

     Income taxes. The Company recorded an income tax benefit of $1.3 million for the year ended December 31, 2000. Valuation allowances have been established during 2000 relating to all deferred tax assets that must be realized through the generation of taxable income in future periods.

Liquidity and Capital Resources

Consolidated working capital was a negative $5.1 million on December 31, 2001, compared with working capital of $11.5 million on December 31, 2000. Included in working capital were cash and cash equivalents of $4.5 million and $4.3 million on December 31, 2001 and 2000, respectively.

Net cash provided by operating activities was $6.7 million for the year ended December 31, 2001. The primary components of net cash provided by operating activities were a net loss of $117.5 million substantially offset by non-cash charges of $102.0 million (including a goodwill impairment charge of $72.5 million, investment write-downs of $7.1 million, depreciation and amortization of $9.4 million, and other asset write-downs, primarily fixed assets, of $6.2 million), a $9.1 million decrease in accounts receivable, a $7.3 million increase in accounts payable, and a $4.5 million decrease in income tax receivable.

Net cash used in investing activities was $3.2 million for the year ended December 31, 2001. The component of cash used in investing activities was $3.2 million for furniture, equipment and leasehold improvements.

Net cash used in financing activities was $3.4 million for the year ended December 31, 2001. The primary components of cash used in financing activities were $7.6 million of repayments on the senior credit facility, $3.1 million of cash payments for other debt and capital lease obligations, offset by $7.5 million of cash received from an affiliate of Knowledge Universe in exchange for debentures.

The Company’s primary sources of liquidity are cash on hand, cash flow from operations, and the sale of the human capital consulting business which was consummated on January 30, 2002 and resulted in approximately $14.7 million of proceeds (excluding 1.3 million subject to a working capital adjustment), $8.0 million of which was used to reduce the Senior Credit Facility and $8.0 million which was used for working capital needs. The Company believes that the available capacity from these sources will be sufficient to meet its operating and capital requirements for the next twelve months. However, there can be no assurances the Company’s actual cash needs will not exceed anticipated levels, the Company will generate sufficient operating cash flows to fund its operations in the absence of other sources or acquisition opportunities will not arise requiring resources in excess of those currently available.

Effective March 29, 2002, the Company entered into an Amended and Restated Credit Agreement (Senior Credit Facility) with the Senior Lenders. Under the new agreement, the Company agreed to permanently reduce the borrowings outstanding under the facility by $6.5 million in 2002 and by $8.0 million in 2003. The amended Senior Credit Facility matures on January 2, 2004. Borrowings under the facility will bear interest at the lender’s base rate plus 2.0%, with the potential for the borrowing rate to be reduced 100 basis points upon achieving certain financial and operational milestones. In connection with the amended Senior Credit Facility, the Company will pay a $0.9 million fee to the Senior Lenders over the next two years and will issue the Senior Lenders additional warrants to purchase 400,000 shares of the Company’s Class A Common Stock at an exercise price of $0.60 per share, exercisable at the Senior Lenders’ sole discretion at any time prior to 18 months after payment in full of all of the Company’s obligations due under the amended Senior Credit Facility. The Senior Lenders can elect in their sole discretion to require the Company to redeem the warrants for $0.2 million cash payment (except to the extent prohibited by a non-waiveable applicable law or regulation). An affiliate of Knowledge Universe, an entity that indirectly controls Nextera, has agreed to continue to guarantee $2.5 million of the Company’s obligations under the amended Senior Credit Facility. The amended Senior Credit Facility contains covenants related to the maintenance of financial ratios, operating restrictions, restrictions on the payment of dividends and disposition of assets. The revised covenants were based on the Company’s operating plan for 2002 and 2003.

The following summarizes the company’s significant contractual obligations and commitments that impact its liquidity.

Contractual Obligations		Payments due by Period
(in thousands)	Total	Less than 1 year		1-3 years	4-5 years	After 5 years

Senior Credit Facility	$38,428	$14,500	(1)	$23,928	$—	$—
Debentures due to affiliates	23,093	—		23,093	—	—
Long-term debt and capital leases	3,842	2,618		682	152	390
Operating leases	32,948	4,828		7,872	6,762	13,486

Total contractual obligations	$98,311	$21,946		$55,575	$6,914	$13,876

Other Commercial Commitments		Amount of Commitment Expiration Per Period
(in thousands)	Total amounts
	committed	Less than 1 year	1-3 years	4-5 years	After 5 years

Standby letter of credit	$974	$—	$974	$—	$—

(1).	The Senior Credit Facility payments due less than 1 year includes $8.0 million of debt payments made in connection with the proceeds from the sale of Sibson and $6.5 million of debt amortization in 2002 in accordance with the terms of the Senior Credit Facility.

The Senior Credit Facility, Debentures due to affiliates, long-term debt and capital leases, and operating leases are explained in detail in notes 6, 8 and 9 of the Notes to Consolidated Financial Statements.

New Accounting Standards

Refer to note 2 of the Notes to Consolidated Financial Statements for a discussion of new accounting pronouncements and the potential impact to the Company’s consolidated results of operations and consolidated financial position.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to restructuring charges, the realizability of outstanding accounts receivable, deferred tax assets, debt covenants, and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates under different assumptions or conditions.

The Company has identified the following critical accounting policies, based on significant judgments and estimates used in determining the amounts reported in its consolidated financial statements

     Restructuring charges. The Company has recorded significant restructuring charges over the past year and as of December 31, 2001, has $6.1 million of restructuring reserves recorded on the balance sheet. Substantially most of these reserves relate to the cost of exiting certain leased facilities. The reserves have been estimated based on the remaining term of the leases and assumptions as to the Company’s ability to sublease the space at current market rates or enact a buyout of the Company’s obligation. Should the Company be successful in exiting the lease obligations prior to their scheduled expiration date or if subleasing assumptions change due to economic conditions in the real estate market, the restructuring reserves could vary significantly.

     Allowance for doubtful accounts. The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where we are aware of circumstances regarding a specific customer’s ability or intention to not meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to the Company to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on a three-year historical experience. If circumstances change, our estimates of the recoverability of amounts due us could be reduced by a material amount.

     Deferred tax assets. As of December 31, 2001, we have approximately $53 million of deferred tax assets related principally to domestic loss carryforwards that expire in 2021, for which a 100% valuation allowance has been recorded. The realization of these assets is based upon estimates of future taxable income. Due to the Company’s three-year cumulative loss position, the Company is unable to recognize such assets as of December 31, 2001 under generally accepted accounting principles. The valuation allowance will be reviewed periodically to determine its appropriateness.

     Debt Covenants. The Company’s debt agreements require the Company to maintain certain financial ratios as discussed in Note 6 to the consolidated financial statements. The covenants are measured quarterly and have been set at varying rates, the most restrictive at approximately 10% below the Company’s projected operating results. If the results of operations significantly decline below projected results and we are unable to obtain a waiver from the Company’s Senior Lenders, the Company’s debt would be in default and callable by the senior lenders. It is the Company’s belief that the results of operations will achieve projections for the year ending December 31, 2002 and thereafter and the likelihood of our defaulting on our debt covenants is unlikely, absent any material negative event affecting the U.S. economy as a whole. We also believe our lenders would provide us waivers if necessary. However, our expectations of future operating results and continued compliance with our debt covenants cannot be assured and our lenders’ actions are not controllable by us. If our projections of future operating results are not achieved and our debt is placed in default, we would experience a material adverse impact on our reported financial position and results of operations.

     Intangible Assets. We have significant intangible assets related to goodwill and other acquired intangibles. The determination of whether or not these assets are impaired involves significant judgments. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company is exposed to changes in interest rates primarily from our Senior Credit Facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the interest rate yield curve would not have a material adverse effect on interest sensitive financial instruments at December 31, 2001.

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

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Nextera Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Nextera Enterprises, Inc. (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nextera Enterprises, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Providence, Rhode Island
February 7, 2002, except for Note 6, as to which the date
is March 29, 2002

Nextera Enterprises, Inc.

Consolidated Balance Sheets
(In thousands, except share data)

	December 31

	2001	2000

Assets
Current assets:
Cash and cash equivalents	$4,465	$4,322
Accounts receivable, net of allowance for doubtful accounts of $2,976 and $2,551 at December 31, 2001 and 2000, respectively	19,526	36,890
Costs and estimated earnings in excess of billings	—	422
Due from affiliates	65	610
Due from officers	—	30
Income taxes receivable	—	4,350
Assets held for sale	11,509	—
Prepaid expenses and other current assets	895	2,803

Total current assets	36,460	49,427
Property and equipment, net	4,003	14,542
Intangible assets, net of accumulated amortization of $6,225 and $12,136 at December 31, 2001 and 2000, respectively	77,504	159,459
Other assets	3,215	10,674

Total assets	$121,182	$234,102

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$22,697	$18,140
Accrued restructuring costs, current portion	1,738	4,093
Notes payable to bank	—	187
Senior credit facility	14,500	8,050
Deferred revenue	47	1,758
Debentures due to affiliates	—	2,503
Current portion of long-term debt and capital lease obligations	2,618	3,222

Total current liabilities	41,600	37,953
Long-term debt and capital lease obligations	1,224	3,516
Senior credit facility	23,928	37,972
Debentures due to affiliates, including at December 31, 2001 and 2000 accrued interest thereon	23,093	10,980
Accrued restructuring costs, net of current portion	4,404	377
Other long-term liabilities	1,434	1,327
Stockholders’ equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 600,000 authorized shares designated Series A, 210,000 Series A shares issued and outstanding at December 31, 2001 and 2000	22,944	21,098
Class A Common Stock, $0.001 par value, 95,000,000 shares authorized, 31,647,640 and 31,371,419 shares issued at December 31, 2001 and 2000	32	31
Class B Common Stock, $0.001 par value, zero, 4,300,000 shares authorized, 3,869,570 and 3,873,930 shares issued and outstanding at December 31, 2001 and 2000	4	4
Treasury Stock, 228,303 and 301,400 shares Class A Common Stock at December 31, 2001 and 2000	(294)	(947)
Additional paid-in capital	162,504	163,263
Retained earnings (deficit)	(158,600)	(41,077)
Accumulated other comprehensive income (loss)	(1,091)	(395)

Total stockholders’ equity	25,499	141,977

Total liabilities and stockholders’ equity	$121,182	$234,102

The accompanying notes are an integral part of these financial statements.

Nextera Enterprises, Inc.

Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year ended December 31

	2001	2000	1999

Net revenues	$122,276	$161,000	$155,955
Cost of revenues	76,910	98,394	87,835

Gross profit	45,366	62,606	68,120
Selling, general and administrative expenses	43,729	61,066	44,975
Amortization expense	4,758	5,436	4,723
Goodwill Impairment	72,538	—	—
Special charges	23,534	8,162	7,405

Income (loss) from operations	(99,193)	(12,058)	11,017
Interest income	—	—	531
Interest expense	(10,128)	(7,773)	(9,367)
Other expense	(7,148)	(5,432)	—

Income (loss) before income taxes	(116,469)	(25,263)	2,181
Provision (benefit) for income taxes	1,054	(1,291)	(884)

Net income (loss)	(117,523)	(23,972)	3,065
Preferred stock dividends	(1,846)	(98)	—

Net income (loss) applicable to common stockholders	$(119,369)	$(24,070)	$3,065

Net loss per common share, basic	$(3.41)	$(0.69)	$0.10
Net loss per common share, diluted	$(3.41)	$(0.69)	$0.10
Weighted average common shares outstanding, basic	35,034	35,121	29,990
Weighted average common shares outstanding, diluted	35,034	35,121	30,441

The accompanying notes are an integral part of these financial statements.

NEXTERA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Series A							Total
			Cumulative		Class A			Accumulated	Total	Compre-
	Class A	Class B	Convertible	Exchange	Common	Additional	Retained	Other	Stock-	Hensive
(In thousands)	Common	Common	Preferred	able	Treasury	Paid-in	Earnings	Comprehensive	Holders'	Income
	Stock	Stock	Stock	Shares	Stock	Capital	(Deficit)	Income (Loss)	Equity	(Loss)

Balance at December 31, 1998	$17	$4	$—	$495	$—	$34,506	$(20,170)	$—	$14,852

Net income	—	—	—	—	—	—	3,065	—	3,065	$3,065
Foreign currency translation adjustment	—	—	—	—	—	—	—	216	216	216
Unrealized holding gain on certain investments (net of tax)	—	—	—	—	—	—	—	117	117	117

Total comprehensive income										3,398
Issuance of Class A Common Stock in connection with acquired businesses	2	—	—	—	—	17,690	—	—	17,692
Issuance of Class A Common Stock in connection with option exercises	—	—	—	—	—	857	—	—	857
Initial public offering of Class A Common Stock	12	—	—	—	—	103,015	—	—	103,027
Value of options issued for Services rendered	—	—	—	—	—	6,031	—	—	6,031
Tax benefit from employee Stock options	—	—	—	—	—	200	—	—	200

Balance at December 31, 1999	31	4	—	495	—	162,299	(17,105)	333	146,057

Net loss	—	—	—	—	—	—	(23,972)	—	(23,972)	(23,972)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(681)	(681)	(681)
Unrealized holding loss on certain investments (net of tax and reclassification adjustments)	—	—	—	—	—	—	—	(47)	(47)	(47)

Total comprehensive income										(24,700)
Purchases of Class A Common Stock	—	—	—	—	(947)	—	—	—	(947)
Issuance of Class A Common Stock in connection with option exercises	—	—	—	—	—	636	—	—	636

Conversion of Exchangeable Shares Into Class A Common Stock	—	—	—	(495)	—	495	—	—	—
Conversion of Debentures into Series A Preferred Stock	—	—	21,000	—	—	(69)	—	—	20,931
Cumulative Dividend on Series A Preferred Stock	—	—	98	—	—	(98)	—	—	—

Balance at December 31, 2000	31	4	21,098	—	(947)	163,263	(41,077)	(395)	141,977

Net loss	—	—	—	—	—	—	(117,523)	—	(117,523)	(117,523)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(554)	(554)	(554)
Unrealized holding loss on certain investments (net of tax and reclassification adjustments)	—	—	—	—	—	—	—	(142)	(142)	(142)

Total comprehensive income										(118,219)
Purchases of Class A Common Stock	—	—	—	—	(323)	—	—	—	(323)
Issuance of treasury stock in connection with restricted stock issuances	—	—	—	—	976	192	—	—	1,168
Issuance of Class A Common Stock in connection with Employee Stock Purchase Plan	1	—	—	—	—	98	—	—	99
Value of warrants issued in connection with Senior credit facility	—	—	—	—	—	880	—	—	880
Conversion of Debentures into Series A Preferred Stock	—	—	—	—	—	(83)	—	—	(83)
Cumulative Dividend on Series A Preferred Stock	—	—	1,846	—	—	(1,846)	—	—	—

Balance at December 31, 2001	$32	$4	$22,944	$—	$(294)	$162,504	$(158,600)	$(1,091)	$25,499

The accompanying notes are an integral part of these financial statements.

Nextera Enterprises, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31

	2001	2000	1999

Operating Activities
Net income (loss)	$(117,523)	$(23,972)	$3,065
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,421	9,876	7,951
Deferred income taxes	—	—	(2,539)
Goodwill impairment	72,538	—	—
Write-off of fixed assets and investments	13,269	6,880	—
Provision for Bad debts	2,716	4,552	—
Non-cash equity charges	1,965	1,986	6,031
Non-cash, other	2,110	1,301	—
Change in operating assets and liabilities, net of effect of acquired businesses:
Accounts receivable	9,137	(7,284)	(3,724)
Due from affiliates	143	(454)	244
Due to affiliates	—	(749)	(316)
Prepaid expenses and other current assets	1,613	789	2,013
Income tax receivable	4,350	(4,350)	—
Accounts payable and accrued expenses	7,288	(5,461)	444
Costs and estimated earnings in excess of billings	422	6,670	(4,131)
Deferred revenue	(813)	253	295
Other	107	92	(1,058)

Net cash provided by (used in) operating activities	6,743	(9,871)	8,275
Investing Activities
Purchase of property and equipment	(3,249)	(8,585)	(5,220)
Acquisition of businesses, net of cash acquired	—	(8,205)	(14,784)
Other investments	—	(415)	(1,083)

Net cash used in investing activities	(3,249)	(17,205)	(21,087)
Financing Activities
Proceeds from issuance of Class A and Class B Common Stock	99	566	104,085
Repurchases of Class A Common Stock	(323)	(947)	—
Due from officers	30	63	387
Borrowings (repayments) under senior credit facility	(7,594)	23,076	17,599
Repayment of debentures due to affiliates	—	—	(25,607)
Proceeds from debentures due to affiliates	7,500	2,500	—
Borrowings under Bridge Loan	—	—	2,000
Repayments under Bridge Loan	—	—	(79,564)
Repayments of long-term debt and capital lease obligations	(3,095)	(160)	(771)

Net cash (used in) provided by financing activities	(3,383)	25,098	18,129
Effects of exchange rates on cash and cash equivalents	32	(711)	198

Net increase (decrease) in cash and cash equivalents	143	(2,689)	5,515
Cash and cash equivalents at beginning of year	4,322	7,011	1,496

Cash and cash equivalents at end of year	$4,465	$4,322	$7,011

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$3,529	$5,328	$7,744

Cash paid during the year for taxes	$295	$4,472	$151

The accompanying notes are an integral part of these financial statements.

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

1. Basis of Presentation

Nextera Enterprises, Inc. consists of Lexecon, one of the world’s preeminent economics consulting firms. Lexecon provides law firms, corporate clients and regulatory agencies with analysis of complex economic issues in connection with legal and regulatory proceedings, strategic planning discussions and other business activities. Lexecon’s services involve the application of economic, financial, and public policy principles to issues of the marketplace in various contexts and for a number of clients in a variety of industries. Lexecon’s services fall into the following broad categories: litigation support, business consulting and public policy studies.

The majority stockholder of the Company is Nextera Enterprises Holdings, Inc., which is controlled by Knowledge Universe, Inc., which, in turn, is controlled by Knowledge Universe, L.L.C.

Acquisitions

The Company has used the purchase method of accounting for its acquisitions. Operating results of acquired companies have been included in the Company’s results of operations only from the effective date of each respective acquisition. Allocation of purchase price for these acquisitions was based upon estimates of the fair value of the net assets. Pro forma data is not presented for the acquisitions completed in 2000 or 1999 since the acquisitions were not material to the Company’s results of operations.

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

1999

Effective September 30, 1999, the Company, through Sibson AP, LLC, a newly formed acquisition subsidiary of the Company, acquired substantially all of the assets of SCCAP Pty Limited (“SCCAP”), an Australian human resources consulting firm, for $1.7 million in cash.

Effective June 1, 1999, the Company acquired substantially all of the assets and certain liabilities of The Economics Resource Group, Inc. (“ERG”), a Massachusetts-based consulting firm that provides economic and strategic services primarily to energy and other regulated industries. ERG was acquired for $9.6 million of cash and a $2.4 million promissory note.

Effective May 18, 1999, the Company acquired NeoEnterprises, Inc. (“NeoEnterprises”), a Connecticut-based electronic commerce, or “e-commerce,” consulting and development company. NeoEnterprises was acquired for 170,000 shares of Class A Common stock.

1. Basis of Presentation (continued)

Effective January 29, 1999, the Company acquired the stock of The Alexander Corporation Limited (“Alexander”), a United Kingdom-based human resources consulting firm. Alexander was acquired for £360,000 (approximately $590,000) and 150,000 shares of Class A Common Stock, including the payment of £60,000 (approximately $100,000) in satisfaction of amounts payable under an earnout arrangement.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Revenue Recognition

The Company derives its revenues from consulting services primarily under time and materials billing arrangements, and to a lesser extent, under capped-fee and fixed-price billing arrangements. Under time and materials arrangements, revenues are recognized as the services are provided. Revenues on fixed-price and capped-fee contracts are recognized using the percentage of completion method of accounting and are adjusted monthly for the cumulative impact of any revision in estimates. The Company determines the percentage of completion of its contracts by comparing costs incurred to date to total estimated costs. Contract costs include direct labor and expenses related to the contract performance. Costs and estimated earnings in excess of billings represents revenues recognized in excess of amounts billed. Deferred revenue represents billings in excess of revenues recognized. Net revenues exclude reimbursable expenses charged to clients, however, effective January 1, 2002, reimbursable expenses will be included with net revenues.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and demand deposits accounts. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

2. Significant Accounting Policies (continued)

Available-for-Sale Investments

The Company’s marketable equity securities are considered available-for-sale investments and are carried in “Other assets” in the accompanying consolidated balance sheets at market value, with the difference between cost and market value, net of related tax effects, recorded in the “Accumulated other comprehensive income (loss)” component of Consolidated Stockholders’ Equity. As of December 31, 2001 and 2000, the market value of available-for-sale investments was $0.4 million and $0.6 million, respectively, which was $(0.1) million less than and $0.1 million more than the adjusted cost basis of such investments, respectively. The unrealized gains (losses) component of Accumulated other comprehensive income (loss) was $(72,000) and $70,000 at December 31, 2001 and 2000, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Furniture and fixtures	5-7 years
Equipment	3-5 years
Software	3 years

Leasehold improvements are amortized over the lesser of the lease term or the useful life of the property. Amortization of assets under capital leases is included in depreciation.

Intangible and Other Long-lived Assets

Intangible assets consist principally of the cost in excess of assets acquired resulting from acquisitions and are being amortized on a straight-line basis over 5 years for intangibles relating to personnel and principally over 40 years for other intangibles. Other long-lived assets include, among others, investments in affiliates, certain available-for-sale investments and fixed assets. The Company assesses the carrying value and future useful life of these assets whenever events or changes in circumstances indicate that impairment may have occurred or that the future life has diminished. The Company considers the future undiscounted cash flows in assessing the recoverability of these assets. If impairment is indicated through this review, the carrying amount of the intangible assets will be reduced to their respective estimated fair values as determined based upon the best information available in the circumstances. Such information likely would include a review of comparable market prices of similar assets or businesses, if available, or an estimate of fair value based upon the present value of estimated expected future cash flows. Any impairment is charged to expense in the period in which the impairment is incurred.

Effective January 1, 2002, the Company’s accounting policy for goodwill will follow Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Refer to Recently Issued Accounting Pronouncements below.

Financial Instruments

The carrying value of financial instruments such as cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values based on the short-term maturities of these instruments. The carrying value of long-term debt approximates its fair value based on references to similar instruments.

2. Significant Accounting Policies (continued)

Concentration of Credit Risk

The Company provides its services to customers in diversified industries, primarily in the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations. No customer accounted for more than 10% of net revenues in 2001, 2000 and 1999. During 2001 and 2000, one customer within the economics consulting group represented approximately 17% and 11% of the economic consulting net revenues, respectively.

Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiaries are translated at year-end exchange rates, and revenues and expenses are translated at average exchange rates. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income. Foreign currency transaction gains and losses are included in the accompanying statement of operations and are not material for the periods presented. The foreign currency translation component of Accumulated other comprehensive income (loss) was $(1,019,000), and $(465,000) at December 31, 2001 and 2000, respectively.

Basic and Diluted Earnings Per Common Share

The Company presents two earnings per share amounts, basic earnings per common share and diluted earnings per common share. Basic earnings per common share includes only the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. The dilutive effects of options, warrants and convertible securities are added to the weighted average shares outstanding in computing diluted earnings per common share. For the years ended December 31, 2001 and 2000, basic and diluted earnings per common share are the same due to the antidilutive effect of potential common shares outstanding.

Income Taxes

Deferred income taxes are provided for temporary differences between the financial reporting and the tax bases of assets and liabilities and are measured using enacted income taxes and laws that will be in effect when temporary differences are expected to reverse.

Stock-Based Compensation and Other Equity Instruments

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company accounts for equity instruments issued to non-employees in exchange for goods or services using the fair value method. Accordingly, warrants issued to Knowledge Universe, Inc. in connection with an acquisition (see Note 8) and warrants issued to the Senior Lenders have been recorded at their fair value on the date of grant.

2. Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and other intangible assets with indefinite useful lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets with finite lives will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $2.3 million ($0.06 per share) per year assuming no tax provision or benefit.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is required to be adopted for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material effect on the Company’s results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets To Be Disposed of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business.” SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 although early adoption is allowed. The adoption of SFAS No. 144 is not expected to have a material effect on the Company’s results of operations.

In November 2001, the Financial Accounting Standards Board issued Topic D-103 regarding “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.” This announcement requires that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the Statement of Operations. The Company incurs incidental expenses in the delivery of services to clients, commonly referred to as “out-of-pocket” expenses, that include, but are not limited to, travel and related charges. Comparative financial statements for prior periods are required to be reclassified to comply with the guidance of this staff announcement. The provisions of the announcement will be effective for fiscal years beginning after December 15, 2001, and, accordingly, will be adopted by the Company beginning January 1, 2002. The Company is currently reviewing the impact of this announcement on the results of operations.

Reclassification

Certain reclassifications were made to the 2000 and 1999 financial statements in order that they may be consistent with the 2001 presentation.

3. Property and Equipment

Property and equipment consists of the following:

	December 31

	2001	2000

	(In thousands)
Equipment	$3,453	$9,230
Software	2,383	3,201
Furniture and fixtures	1,149	4,208
Leasehold improvements	1,610	4,558

	8,595	21,197
Less: accumulated depreciation	4,592	6,655

Property and equipment, net	$4,003	$14,542

4. Intangible Assets

Intangible assets consist of the following:

	December 31

	2001	2000

	(In thousands)
Goodwill	$82,539	$165,547
Intangibles related to personnel	1,190	6,048

	83,729	171,595
Less: accumulated amortization	6,225	12,136

Intangible assets, net	$77,504	$159,459

During 2001, the Company recorded a $72.5 million goodwill impairment charge. The technology consulting business goodwill charge was $32.0 million due to the exiting of the business and the human capital consulting business charge was $40.5 million due to the decline in the value of the business directly related to the downturn in the economy. The impairment of the human capital consulting business was based on the sale price of the business excluding any contingent consideration that may be achieved in the future based on the performance of the human capital consulting business.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31

	2001	2000

	(In thousands)
Trade accounts payable	$2,494	$4,918
Accrued payroll and compensation	14,960	9,317
Accrued benefits	2,151	1,757
Other	3,092	2,148

	$22,697	$18,140

6. Financing Arrangements

Long-term Debt

Senior Credit Facility

Effective March 30, 2001, the Senior Credit Facility was amended to waive compliance with certain covenants through January 2002. In connection with this waiver, the Company agreed to permanently reduce the $46.0 million of borrowings outstanding under the facility by $8.05 between April 2001 and December 31, 2001. Additionally, no further borrowings or Letters of Credit were allowed to be drawn or issued under the facility. Borrowings under the amended facility bear interest at the lender’s base rate plus 3.50%, with payment of 2% of this rate deferred until January 2, 2002 and waived if the facility is fully repaid by December 15, 2001. The waiver required the Company to pay a fee to the Senior Lenders of $0.9 million and to issue the Senior Lenders warrants to purchase 1,418,351 shares of the Company’s Class A Common Stock at an exercise price of $0.86 per share, exercisable at the Senior Lenders’ sole discretion at any time prior to 18 months after payment in full of all of the Company’s obligations due under the amended Senior Credit Facility. The Senior Lenders can elect in their sole discretion to require the Company to redeem the warrants for a $0.5 million cash payment by the Company (except to the extent prohibited by a non-waiveable applicable law or regulation). Additionally, an affiliate of Knowledge Universe guaranteed $2.5 million of the Company’s obligations under the Senior Credit Facility. This affiliate was granted a security interest and lien in all of the Company’s assets, junior and subordinated to the security interest and lien of the Senior Lenders.

The Company failed to comply with the financial covenants under the Senior Credit Facility as of August 31, 2001. On November 14, 2001, the Company and the Senior Lenders entered into a forbearance agreement to waive the covenant violations through January 2, 2002. The forbearance agreement was further amended on January 2, 2002, January 30, 2002, and February 27, 2002, extending the forbearance agreement through April 1, 2002.

Effective March 29, 2002, the Company entered into an Amended and Restated Credit Agreement (Senior Credit Facility) with the Senior Lenders. Under the new agreement, the Company agreed to permanently reduce the borrowings outstanding under the facility by $6.5 million in 2002 and by $8.0 million in 2003. The amended Senior Credit Facility matures on January 2, 2004. Borrowings under the facility will bear interest at the lender’s base rate plus 2.0%, with the potential for the borrowing rate to be reduced 100 basis points upon achieving certain financial and operational milestones. In connection with the amended Senior Credit Facility, the Company will pay a $0.9 million fee to the Senior Lenders over the next two years and to issue the Senior Lenders additional warrants to purchase 400,000 shares of the Company’s Class A Common Stock at an exercise price of $0.60 per share, exercisable at the Senior Lenders’ sole discretion at any time prior to 18 months after payment in full of all of the Company’s obligations due under the amended Senior Credit Facility. The Senior Lenders can elect in their sole discretion to require the Company to redeem the warrants for $0.2 million cash payment (except to the extent prohibited by a non-waiveable applicable law or regulation). An affiliate of Knowledge Universe, an entity that indirectly controls Nextera, has agreed to continue to guarantee $2.5 million of the Company’s obligations under the amended Senior Credit Facility. The amended Senior Credit Facility contains covenants related to the maintenance of financial ratios, operating restrictions, restrictions on the payment of dividends and disposition of assets. The revised covenants were based on the Company’s operating plan for 2002 and 2003.

6. Financing Arrangements (continued)

Long-term Debt

Long-term debt consists of the following:

	December 31

	2001	2000

	(In thousands)
Senior Credit Facility	$38,428	$46,022
Unsecured note payable to a former stockholder of an acquired company, issued in connection with a non-compete agreement. Annual payments of $120,000 are due through May 2010. Interest accrues annually at 8.7%	728	780
Promissory note payable to former stockholders of ERG, interest at 5.0%, due January 1, 2001	–	2,400
Promissory note payable to former stockholders of Cambridge Economics, interest at 5.88%, due January 10, 2002	2,100	2,100
	41,256	51,302
Less: current portion	16,657	10,502

Long-term debt	$24,599	$40,800

Annual maturities of long-term debt for the years ending after December 31, 2001 are as follows (in thousands):

2002	$16,657
2003	8,062
2004	15,995
2005	73
2006	79
Thereafter	390

$41,256

Debentures Due to Affiliates

In 1998, the Company issued two debentures with principal amounts of $25.0 million and $23.0 million, respectively. Both debentures were due on May 1, 2002. The debentures accrue interest at a rate of 10% retroactive to the date the initial capital was funded.

During 1999, the Company repaid $25.6 million of principal and interest due under the Debentures. Effective August 31, 1999, in accordance with the terms of the Debenture, unpaid interest then outstanding was converted to principal, with interest accruing thereafter payable on a quarterly basis. Principal and interest amounts due under the Debentures are subordinated to borrowings under the Senior Credit Facility.

6. Financing Arrangements (continued)

In December 2000, $21.0 million of the then outstanding debentures was converted into Series A Cumulative Convertible Preferred Stock (see Note 10 – Series A Cumulative Convertible Preferred Stock) and dividends accruing thereafter will be added to the outstanding principal balance on a quarterly basis.

On December 15, 2000, the Company entered into a debenture agreement with Knowledge Universe Capital Co. LLC, an affiliate of our majority shareholder, for borrowings of $10.0 million. The Company borrowed $2.5 million on December 15, 2000, with additional funding of $2.5 million received on January 15, 2001 and $5.0 million received on February 15, 2001. Interest accrues on the debentures at a rate of 10%, compounded monthly, and is payable on the last day of each quarter. Accrued but unpaid interest is added to the outstanding principal balance. Borrowings under the debentures are due and payable on 10 days demand by the lender and interest and principal repayments are subordinated to borrowings under the Senior Credit Facility. Currently, interest is being accrued on the debentures, however, cash payments are restricted under the Senior Credit Facility unless certain financial covenants are achieved.

Effective March 2002, the maturity date on the outstanding debentures was extended to January 2, 2004.

Bridge Loan Payable

In August 1998, the Company secured a $40.0 million credit facility (the “Bridge Loan”), which bore interest during 1998 at the rate of LIBOR plus 450 basis points per annum (10.2% at December 31, 1998). Effective December 31, 1998, the Bridge Loan was amended to increase the credit facility to $77.5 million, to add Knowledge Universe, Inc. as a lender under the credit facility and to extend the maturity to May 31, 1999. Borrowings under the amended Bridge Loan bore interest at a rate of 12% and were repaid in full during 1999.

Note Payable to Bank

The Company had a Canadian line of credit that provides for maximum borrowings of approximately $0.3 million. The line of credit was paid in full and cancelled in 2001.

7. Income Taxes

The provision for income taxes consists of the following:

	Year ended December 31

	2001	2000	1999

	(In thousands)
Current:
Federal	$–	$(1,291)	$1,308
State	800	–	347
Foreign	254	—	—

Total current tax provision (benefit)	1,054	(1,291)	1,655

Deferred:
Federal	–	–	(2,158)
State	–	–	(381)

Total deferred tax provision (benefit)	–	–	(2,539)

Total tax provision (benefit)	$1,054	$(1,291)	$(884)

7. Income Taxes (continued)

The reconciliation of the consolidated effective tax rate of the Company is as follows:

	Year ended December 31
	2001	2000	1999

Tax (benefit) at statutory rate	(34)%	(34)%	34%
State taxes (benefit), net of federal benefit	–	–	(1)
Permanent differences, primarily non-deductible goodwill	2	4	49
Valuation allowance adjustments, primarily net operating losses not benefited	31	24	(123)
Other	2	1	–

Income tax provision (benefit)	1%	(5)%	(41)%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31
	2001	2000

	(In thousands)
Deferred tax assets:
Reserves	$3,277	$3,439
Other accrued liabilities	4,514	1,326
Depreciation and other	122	–
Deductible goodwill amortization	11,850	–
Net operating loss carryforwards	33,645	10,669

Deferred tax assets	53,408	15,434
Valuation allowance	53,408	12,551

	–	2,883
Deferred tax liabilities:
Depreciation and other	–	(110)
Deductible goodwill amortization	–	(1,947)
Cash-to-accrual adjustments	–	(826)

	$–	$–

Valuation allowances relate to uncertainties surrounding the realization of tax loss carryforwards and the tax benefit attributable to certain tax assets of the Company.

During 2001, the increase in the valuation allowance represented a reserve against all deferred tax assets that must be realized through the generation of taxable income in future periods.

At December 31, 2001, the Company has tax net operating loss carryforwards of approximately $84.2 million, which will expire through the year 2021.

8. Related Party Transactions

The Company from time to time performs professional consulting services for Knowledge Universe, L.L.C and certain of its subsidiaries. Revenues recognized from performance of such services were $125,000, and $290,000 in 2000 and 1999, respectively. No consulting services were performed for Knowledge Universe, L.L.C and certain of its subsidiaries in 2001. During 2000 and 1999, the Company recognized $2,872,000 and $3,674,000, respectively of revenue in connection with professional services performed for an entity whose chairman, founder and Chief Executive Officer is a senior executive of one of the Company’s subsidiaries. A subsidiary of Knowledge Universe L.L.C. is also a minority investor in the entity.

During 2001, 2000 and 1999, the Company recognized revenues totaling $1.5 million, $20.6 million and $0.9 million from certain entities in which it holds equity investments during 2000 and 1999. Knowledge Universe L.L.C. or its subsidiaries have also made equity investments in certain of these entities.

In 1999, Management fees of $200,000 due to Knowledge Universe, Inc. were incurred. No management fees were incurred after April 1999.

The law firm of Maron & Sandler has served as Nextera’s general counsel since its inception. Stanley E. Maron and Richard V. Sandler, two of the Company’s Directors, are partners of Maron & Sandler. In 2001, 2000, and 1999, Maron & Sandler billed Nextera approximately $244,000, $245,000 and $650,000, respectively, for legal services rendered to the Company.

Since June 1997, Nextera has retained RFG Financial Group, Inc. to provide accounting and financial services. Ralph Finerman, a Director, is President of RFG Financial Group, Inc. In 1999, the Company paid RFG Financial Group approximately $20,000 for their services. Services rendered in 2001 and 2000 were immaterial.

During 1999, the Company utilized a portion of the net proceeds it received from its initial public offering of Class A Common Stock to repay to Knowledge Universe, Inc. $25.2 million of principal and interest due under the Debentures and $38.5 million of principal and interest due under the Bridge Loan. During 2000, $21.0 million of these Debentures were recapitalized into Series A Preferred Stock (see Note 10).

In December 2000, the Company entered into a debenture agreement with Knowledge Universe Capital Co. LLC for borrowings of $10.0 million. The Company borrowed $2.5 million on December 15, 2000, with additional funding of $2.5 million received on January 15, 2001 and $5.0 million received on February 15, 2001 (see Note 6).

As consideration for a guaranty provided by Knowledge Universe, Inc. in connection with the Company’s acquisition of Lexecon on December 31, 1998, the Company granted to Knowledge Universe, Inc. warrants to purchase 250,000 shares of Class A Common Stock at an exercise price of $8.00 share. The warrants expire on December 31, 2003. The Company has included approximately $1.0 million, the estimated fair value of the warrants, calculated using the Black-Scholes model, as a component of its purchase price incurred in connection with the Lexecon acquisition.

As part of the fourth amendment to the Senior Credit Facility signed on March 30, 2001, an affiliate of Knowledge Universe pledged a letter of credit in the amount of $2.5 million as collateral for the Senior Credit Facility. This guarantee was extended to January 2, 2004.

9. Leases

The Company leases its office facilities under operating leases that expire from 2002 to 2012. The majority of the leases require payments for additional expenses such as taxes, maintenance and utilities. Certain of the leases contain renewal options. The Company also has operating leases for certain equipment. Total rent expense was approximately $4.3 million, $7.5 million and $5.8 million, in 2001, 2000 and 1999, respectively. The rent expense for 2001 excludes leases assigned to a third party in connection with the sale of human capital consulting business. The Company also leases certain equipment under capital leases.

Future minimum lease payments under capital leases and noncancelable operating leases (excluding leases assigned to a third party in connection with the sale of human capital consulting business) for the years ending after December 31, 2001 are as follows (in thousands):

	Capital	Operating Leases
	Leases

2002	$642	$4,828
2003	296	4,157
2004	212	3,715
2005	–	3,430
2006	–	3,332
Thereafter	–	13,486

Total minimum lease payments	1,150	$32,948

Less amounts representing interest	136

Present value of minimum capitalized lease payments	1,014
Current portion	461

Long-term capitalized lease obligation	$553

10. Stockholders’ Equity

Class A and Class B Common Stock

On May 21, 1999, the Company completed its initial public offering of its Class A Common Stock. The Company sold 11,500,000 shares of Class A Common Stock and realized net proceeds of $103,027,000. Substantially all of these net proceeds were used to repay a portion of the Company’s then outstanding short- and long-term debt.

The Company has 3,869,570 shares of Class B Common Stock outstanding. The Class B Common Stock has the same economic characteristics as the Class A Common Stock, except each Class B Common stockholder has ten votes per share of Class B Common Stock.

Series A Cumulative Convertible Preferred Stock

On December 14, 2000, the Company entered into a Note Conversion Agreement with Knowledge Universe, Inc. (the Note Conversion Agreement). Under the terms of the Note Conversion Agreement, Knowledge Universe, Inc. converted $21.0 million of debentures (see Note 6—Debentures Due to Affiliates) into 210,000 shares of $0.001 par value Series A Cumulative Convertible Preferred Stock (Series A Preferred Stock). The Series A Preferred Stock bears dividends at a 10% rate from issuance through June 30, 2001 and at a 7% rate thereafter. Such dividends are payable quarterly in arrears in cash or, at the option of the Company, in additional nonassessable shares of Series A Preferred Stock.

10. Stockholders’ Equity (continued)

The Series A Preferred Stock carries a liquidation preference equal to $100 per share and is convertible into Class A Common Stock at the option of the holder beginning on June 30, 2001. For the period from June 30, 2001 through December 14, 2002, the Series A Preferred Stock is convertible at a price equal to the lesser of $3.00 or 150% of the average closing price of the Company’s Class A Common Stock for the 10 trading day period preceding June 30, 2001 (the Initial Conversion Price). Thereafter, the conversion price will be reset at the lower of the Initial Conversion Price or 80% of the average closing price for the 30 day trading day period preceding December 14, 2002 (the Reset Conversion Price). In no event will either the Initial Conversion Price or the Reset Conversion price be less than $0.6875 per share, the closing price of the Company’s Class A Common Stock on December 13, 2000. Each holder of Series A Preferred Stock will be entitled votes on matters presented to shareholders on an as converted basis.

The Series A Preferred Stock is redeemable at the option of the Company at a price equal to $100 per share plus accrued unpaid dividends through June 30, 2001. Additionally, beginning on December 14, 2004, in the event that the average closing price of the Company’s Class A Common Stock for the 30 days prior to the redemption is at least 150% of the Reset Conversion Price, the Series A Preferred Stock may be redeemed at the option of the Company at a price equal to $106 per share plus accrued unpaid dividends though December 14, 2005. Each year thereafter, the redemption price will decrease $1 per share until December 14, 2010, at which point the redemption price will be fixed at $100 per share plus accrued unpaid dividends.

On June 29, 2001, the Company’s Board of Directors approved the exchange of the Series A Preferred Stock to a debenture (the Exchange Debenture) subject to the approval of the Lenders under the Senior Credit Facility. Knowledge Universe, Inc. has agreed to allow the Company to extend its right to exchange the Series A Preferred Stock into the Exchange Debenture until June 15, 2002. If converted, Stockholders equity would decrease by $22.9 million and Debentures due to affiliates would increase by approximately $23.5 million. The Debentures would accrue interest at 10% and would be due on May 1, 2002. Principal and interest amounts due under the Exchange Debenture would be subordinated to borrowings under the Senior Credit Facility.

Treasury Stock

During 2001 and 2000, the Company repurchased 243,000 and 301,400 shares of Class A Common Stock, respectively. Repurchased shares were used to offset the dilution caused by the Company’s Employee Stock Purchase Plan and Employee Equity Participation Plan. The Company’s repurchases of shares of Common Stock are recorded as “Treasury Stock” and result in a reduction of “Stockholders’ Equity”. In July of 2001, 316,097 shares of treasury stock were reissued. When treasury shares are reissued, the Company uses a first-in, first-out method and the difference between the cost of treasury shares reissued and the repurchase price is charged to “Additional paid-in capital”

10. Stockholders’ Equity (continued)

Employee Equity Participation Plan

The Company has granted options principally under two stock option plans, adopted in 1998 and 1999. Options granted under these plans have up to a 10 year life and vest principally over three to four year periods, with certain options subject to acceleration if certain conditions are achieved. The exercise price of options granted is generally equal to the fair market value of the Company’s Class A common stock on the date of grant. As of December 31, 2001, the Company had reserved 24,500,000 shares of common for future issuance under the stock option plans, of which 6,631,795 were available for future grants.

		Weighted Average
	Shares	Exercise Price

Outstanding options at December 31, 1998	2,864,240	$6.44
Granted	8,484,573	8.27
Exercised	(497,729)	6.47
Forfeited	(457,683)	6.61

Outstanding options at December 31, 1999	10,393,401	7.77
Granted	11,252,346	3.57
Exercised	(139,857)	4.55
Forfeited	(2,464,755)	6.42

Outstanding options at December 31, 2000	19,041,135	5.49
Granted	4,064,000	0.53
Exercised	—	—
Forfeited	(5,292,756)	5.08

Outstanding options at December 31, 2001	17,812,379	$4.48

The fair value of options granted in 2001 was $0.48.

A summary of information about stock options outstanding as of December 31, 2001 is as follows:

	Options Outstanding			Options Exercisable

		Weighted-
		Average
		Remaining	Weighted-		Weighted-
Range of	Number	Contractual	Average	Number	Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price

$0.50 -$4.00	10,387,685	9.1	$1.32	1,960,991	$1.69
$4.01- $8.00	2,851,127	7.5	6.55	1,702,709	6.42
$8.01-$14.00	4,573,567	7.6	10.35	2,786,886	10.42

	17,812,379		$4.48	6,450,586	$6.71

As of December 31, 2000 there were 3,514,191 options exercisable at a weighted average exercise price of $7.80. The options exercisable at December 31, 1999 were 1,889,332 at a weighted average exercise price of $7.66.

10. Stockholders’ Equity (continued)

The Company has adopted the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation”. If the Company had adopted the optional recognition provisions of SFAS 123 for its stock option plans, net income (loss) and net income (loss) per common share would have been changed to the pro forma amounts indicated below:

	Year ended December 31
	2001	2000	1999

	(In thousands, except per share data)
Net income (loss):
As reported	$(117,523)	$(23,972)	$3,065
Pro forma	(130,448)	(37,861)	(993)
Net income (loss) per diluted common share:
As reported	$(3.41)	$(0.69)	$0.10
Pro forma	$(3.78)	$(1.08)	$(0.03)

The fair value of stock options used to compute pro forma net loss and net loss per common share disclosure is the estimated fair value at the grant date using the Black-Scholes option pricing model assuming expected volatility of 141% in 2001 and 65% in 2000 and 1999, respectively, and a risk free interest rate of 4.75%, 6.0% and 6.0% in 2001, 2000 and 1999, respectively, and an expected life of 6 years in 2001 and 10 years for 2000 and 1999.

Warrants

There were 1,668,351 warrants outstanding at December 31, 2001 and 250,000 warrants outstanding at December 31, 2000 and 1999 (see notes 6 and 8).

11. Basic and Diluted Earnings Per Common Share

The following table sets forth the reconciliation of the numerator and denominator of the net income (loss) per common share computation:

	Year ended December 31

	2001	2000	1999

	(In thousands, except per share data)

Net income (loss)	$(117,523)	$(23,972)	$3,065
Preferred dividends	(1,846)	(98)	–

Net income (loss) available to common stockholders	$(119,369)	$(24,070)	$3,065

Weighted average common shares outstanding, basic	35,034	35,121	29,990
Dilutive effect of options and warrants	–	–	451

Weighted average common shares outstanding, diluted	35,034	35,121	30,441
Basic net income (loss) per common share	$(3.41)	$(0.69)	$0.10

Diluted net income (loss) per common share	$(3.41)	$(0.69)	$0.10

11. Basic and Diluted Earnings Per Common Share (continued)

In 2000, the Company had 3,611,455 of common stock equivalents, consisting of stock options, which were not included in the computation of earnings per share because they were antidilutive. At December 31, 2001, there were no options which were not included in the computation of earnings per share due to being antidilutive.

12. Retirement Savings Plans

The Company and certain of its subsidiaries sponsor retirement savings plans under Section 401(k) of the Internal Revenue Code for the benefit of all of their employees meeting certain minimum service requirements. Eligible employees may elect to contribute to the retirement plans subject to limitations established by the Internal Revenue Code. The trustees of the plans select investment opportunities from which participants may choose to contribute. Matching contributions are made at the discretion of the Company and, for certain plans, as a percentage of employee contributions. Total discretionary and matching contribution expense under the plans were $1.2 million, $1.9 million and $3.1 million in 2001, 2000 and 1999, respectively.

13. Special Charges

2001

During the quarter ended March 31, 2001, the Company approved actions to re-align and re-size the Company’s cost structure, primarily within the technology consulting services group, as a result of softening market conditions and reduced demand for technological services. As a result, the Company recorded special charges totaling $5.4 million, consisting of $1.6 million for severance, $0.6 million for the termination of certain Company initiatives, $0.8 million related to the costs of exiting or reducing certain leased premises, and $2.4 million related to certain employee incentives. The headcount reductions included 48 consultants and 7 administrative personnel.

During the quarter ended June 30, 2001, the Company recorded special charges to further re-align and re-size the Company’s cost structure. As a result, the Company recorded charges totaling $8.0 million consisting of a $1.8 million severance charge associated with the second quarter’s headcount reduction of 60 professional and support personnel, primarily in the technology consulting services group; a $5.1 million charge to provide for the expected costs of exiting or reducing certain leased premises and an employee incentive-related expense of $1.1 million.

During the quarter ended September 30, 2001, the Company recorded $8.8 million of special charges for continued restructuring efforts. Included within this charge is $1.1 million of severance associated with 55 headcount reductions in the quarter, $3.5 million to provide for the expected costs of exiting and reducing certain leased premises, a $4.0 million write-down of assets, substantially fixed assets, and an employee incentive-related expense of $0.2 million.

During the quarter ended December 31, 2001, the Company recorded $1.3 million of special charges. Included within this charge is $0.5 million of severance associated with 24 headcount reductions in the quarter, $0.3 million to provide for the expected costs of exiting and reducing certain leased premises, and a $0.5 million write-down of assets, substantially fixed assets.

Cash outlays during 2001 under the Company’s various restructuring efforts were $13.8 million. Approximately $1.7 million of cash is expected to be expended over the next twelve months, primarily related to real estate rental obligations and severance, and the remainder is expected to be paid over the next ten years.

13. Special Charges (continued)

The restructuring charges and their utilization as of December 31, 2001 are summarized as follows (in thousands):

						Utilized

	Balance at								Balance at
	December 31,	Q1-2001	Q2-2001	Q3-2001	Q4-2001			Accrual	December 31,
	2000	charge	charge	charge	charge	Non-Cash	Cash	Adjustment	2001

Severance	$1,301	$1,574	$1,834	$1,072	$465	$—	($5,562)	($429)	$255
Facilities	1,056	97	4,537	3,554	300	—	(3,365)	(600)	5,579
Employee Special Incentives	1,736	2,378	1,090	180	—	(1,143)	(4,241)	—	—
Fixed Assets and other asset write- downs	377	755	584	3,998	511	(6,517)	—	600	308
Other	—	605	—	—	—	—	(605)	—	—

	$4,470	$5,409	$8,045	$8,804	$1,276	$(7,660)	$(13,773)	$(429)	$6,142

2000

In the fourth quarter 2000, the Company awarded to certain employees special incentive-related compensation awards. Such awards totaled $6.7 million and are payable in cash and restricted stock during 2001, subject to employees remaining employed by the Company on the dates of the payments. The Company has recorded a special charge of $2.3 million in 2000 associated with the pro rata share of such payments over the associated vesting period.

In October and December 2000, the Company implemented a plan to reduce its consulting and administrative staffs, resulting in severance costs of approximately $2.4 million. Approximately $1.7 million of this charge was paid in the fourth quarter of 2000 and the remainder of the accrual was paid in the first quarter of 2001. In total, 108 consultants and administrative personnel were terminated. In June 2000, the Company recorded a charge of $1.9 million as a result of severance costs incurred for seven individuals in connection with management changes at the Company’s Technologies Services Group. Approximately $1.2 million of this charge was paid in 2000 and the remainder is expected to be paid ratably through January of 2002. As of December 31, 2000, approximately $1.3 million was accrued.

Primarily as a result of the fourth quarter workforce reduction described above, the Company identified and made plans to vacate certain portions of its leased facilities. The Company recorded a charge of $1.5 million associated with the cost of exiting these facilities, net of estimated sublease income, all of which was accrued as of December 31, 2000.

1999

The Company granted to certain non-employee consultants options to purchase 445,245 of its Class A Common Stock at an exercise price of $14.00 per share in 1999. Such options were fully-vested upon grant. The Company recorded a non-cash compensation expense of $4.4 million, which represented the estimated fair value of the options calculated using the Black-Scholes model.

13. Special Charges (continued)

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

In November 1999, in connection with a change in senior management, the Company implemented a plan to reduce its administrative staff, resulting in severance costs of approximately $1.3 million. These amounts were paid during the first and second quarters of 2000.

14. Other Expense

During 2001 and 2000, the Company recorded Other Expense of $7.1 million and $5.4 million, respectively, associated with the write down to fair market value of certain equity investments.

15. Commitments and Contingencies

The Company is subject to certain asserted claims arising in the ordinary course of business. The Company intends to vigorously assert its rights and defend itself in any litigation that may arise from such claims. While the ultimate outcome of these matters could affect the results of operations of any one quarter or year when resolved in future periods, and while there can be no assurance with respect thereto, management believes that after final disposition, any financial impact to the Company would not be material to the Company’s financial position and results of operations or liquidity.

16. Assets held for sale

Effective January 30, 2002, the Company sold substantially all of the assets and certain liabilities of it’s human capital consulting business. The sales price was $14.7 million in cash (excluding $1.3 million subject to a working capital adjustment) with potential contingent consideration up to $13.3 million based on operating performance of the divested unit over the next two years. All consultants and support staff of the human capital consulting business were transferred to the acquiring company. In connection with the anticipated sale, a goodwill impairment charge of $7.5 million was recorded in the fourth quarter of 2001. The acquired assets and assumed liabilities have been classified as “Assets held for sale” on the balance sheet. The components of the assets held for sale are as follows:

December 31, 2001

Accounts receivable	$5,511
Fixed assets	3,754
Intangible assets	4,134
Other assets	466

Assets held for sale	13,865
Accounts payable and accrued expenses	2,356

Assets held for sale, net	$11,509

17. Quarterly Information (unaudited)

	First	Second	Third	Fourth

2001
Net revenues	$34,238	$33,024	$29,968	$25,046
Gross profit	10,103	13,399	11,553	10,311
Income (loss) before income taxes	(14,105)	(36,619)	(54,370)	(11,375)
Net income (loss)	(14,186)	(36,980)	(54,469)	(11,888)
Net income (loss) per common share:
Basic	$(0.42)	$(1.08)	$(1.56)	$(0.35)
Diluted	$(0.42)	$(1.08)	$(1.56)	$(0.35)
2000
Net revenues	$46,962	$44,040	$35,805	$34,193
Gross profit	20,746	19,048	10,313	12,499
Income (loss) before income taxes	4,306	(255)	(10,449)	(18,865)
Net income (loss)	2,485	(145)	(6,241)	(20,071)
Net income (loss) per common share:
Basic	$0.07	$0.00	$(0.18)	$(0.57)
Diluted	$0.07	$0.00	$(0.18)	$(0.57)

The net loss for the first quarter of 2001 includes special charges of $5.4 million, consisting of $1.6 million for severance, $0.6 million for the termination of certain Company initiatives, $0.8 million related to the costs of exiting or reducing certain leased premises, and $2.4 million related to certain employee incentives.

The second and third quarters of 2001 results included goodwill impairment charges of $26.7 million and $38.3 million, respectively, related to the technology and human capital consulting groups. Additionally, the second quarter of 2001 includes special charges of $8.0 million, consisting of $1.8 million for severance charges, $5.1 million to provide for the expected costs of exiting and reducing certain leased premises and an employee incentive-related expense of $1.1 million. The third quarter of 2001 includes $8.8 million of special charges including $1.1 million of severance, $3.5 million to provide for the expected costs of exiting and reducing certain leased premises, a $4.0 million write-down of assets, substantially fixed assets, and an employee incentive-related expense of $0.2 million.

The fourth quarter of 2001 includes a goodwill impairment charge of $7.5 million relating to the human capital consulting group and special charges of $1.3 million for severance costs, facilities and asset write-downs.

The net loss for the second quarter of 2000 includes a charge of $1.9 million for severance costs incurred in connection with management changes at the Company’s technology consulting group.

The decline in net income for the third quarter of 2000 is primarily attributable to a decrease in revenues primarily from the Company’s technology consulting group due principally to an industry-wide decline in demand for such services and, to a lesser extent, a decrease in revenues from the Company’s human capital consulting group.

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

The information required by this Item is set forth in the section headed “Proposal 1— Election of Directors” in our definitive Proxy Statement for the Annual Meeting of Stockholders of the Company (the “Proxy Statement”) which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2001, and is incorporated in this report by reference.

ITEM 11.	Executive Compensation

The information required by this Item is set forth in the section headed “Executive Compensation” in our definitive Proxy Statement and is incorporated in this report by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is set forth in the section headed “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement and is incorporated in this report by reference

ITEM 13.	Certain Relationships and Related Transactions

The information required by this Item is set forth in the sections headed “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement and is incorporated in this report by reference.

PART IV

ITEM 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this report as Exhibits:

     1. The following financial statements of and report of independent public accountants are included in Item 8 of this Form 10-K:

•	Report of Ernst & Young LLP, Independent Auditors

•	Consolidated Balance Sheets

•	Consolidated Statements of Operations

•	Consolidated Statements of Stockholders’ Equity

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements

     2. The following financial statement schedule is filed as part of this report and is attached hereto:

Schedule II Valuation and Qualifying Accounts.

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     3. Exhibits:

EXHIBIT
NUMBER	DESCRIPTION

3.1(1)	Second Amended and Restated Certificate of Incorporation
3.2(2)	Amended and Restated Bylaws
4.1(3)	Form of Class A Common Stock Certificate
4.2(4)	Certificate of Designations, Preferences and Relative Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Cumulative Convertible Preferred Stock of Nextera
4.3(4)	Note Conversion Agreement by and between Knowledge Universe, Inc. dated as of December 14, 2000
4.4(5)	Letter Agreement between Knowledge Universe, Inc. and Nextera Enterprises, Inc. dated June 29, 2001.
10.1(6)	Amended and Restated 1998 Equity Participation Plan
10.2(7)	Nextera/Lexecon Limited Purpose Stock Option Plan
10.3(8)	Stockholders Agreement dated as of August 31, 1998 by and among Nextera Enterprises, L.L.C., Nextera Enterprises, Inc. and the individuals and other parties listed on the Table of Stockholders attached thereto as Schedule A.
10.4(2)	First Amendment to Stockholders Agreement dated as of December 15, 1998 by and among Nextera Enterprises, L.L.C., Nextera Enterprises, Inc. and the individuals and other parties listed on the signature pages thereto.
10.5(8)	Contribution Agreement dated as of December 31, 1998 by and among Nextera Enterprises, Inc., Lexecon Inc. and the shareholders of Lexecon Inc. listed on the signature pages thereto.
10.6(2)	Letter agreement dated as of December 31, 1998 by and among Nextera Enterprises, Inc., Knowledge Universe, Inc. and the individuals listed on the signature page thereto.
10.7(8)	Warrant to Purchase Class A Common Stock of Nextera Enterprises, Inc. dated as of December 31, 1998 issued to Knowledge Universe, Inc.
10.8(9)	Amended and Restated Debenture of Nextera Enterprises, Inc. in the principal amount of $24,933,543.66 dated as of December 31, 1997.
10.9(10)	First Amendment to Amended and Restated Debenture of Nextera Enterprises, Inc. dated as of April 15, 1999.
10.10(16)	Debenture of Nextera Enterprises, Inc. in the principal amount of $10,000,000 dated as of December 15, 2000.
10.11(9)	Agreement dated as of December 31, 1998 by and between Lexecon Inc. and Andrew M. Rosenfield.
10.12(9)	Confidentiality and Proprietary Rights Agreement dated as of December 31, 1998 between Lexecon Inc. and Daniel R. Fischel.
10.13(9)	Confidentiality and Proprietary Rights Agreement dated as of December 31, 1998 between Lexecon Inc. and Dennis W. Carlton.
10.14(11)	Third Amendment to Credit Agreement dated as of December 30, 1999 by and among Nextera Enterprises, Inc., BankBoston, N.A. and the entities listed on the signature pages thereto, dated December 31, 2000.
10.15(12)	Second Amendment to Credit Agreement dated as of December 30, 1999 by and among Nextera Enterprises, Inc., BankBoston, N.A. and the entities listed on the signature pages thereto, dated November 14, 2000.
10.16(13)	Credit Agreement dated as of December 30, 1999 by and among Nextera Enterprises, Inc., BankBoston, N.A. and the entities listed on the signature pages thereto.
10.17(13)	Guarantee and Security Agreement dated as of December 30, 1999 by and among Nextera Enterprises, Inc., BankBoston, N.A. and the entities listed on the signature pages thereto.

EXHIBIT
NUMBER	DESCRIPTION

10.18(14)	Fourth Amendment to Credit Agreement dated as of December 30, 1999 by and among Nextera Enterprises, Inc., Fleet National Bank and the entities listed on the signature pages thereto, dated March 30, 2001.
10.19(14)	Limited Guaranty Agreement dated as of March 30, 2001 by Knowledge Universe Capital Co. LLC.
10.20(12)	Employment Agreement dated October 24, 2000 between Nextera and Michael P. Muldowney.
10.21(12)	Employment Agreement dated October 25, 2000 between Nextera and David Schneider.
10.22(16)	Binding term sheet between Nextera Enterprises, Inc., David M. Schneider, Vincent C. Perro and Michael P. Muldowney entered into in October 2001 regarding certain management incentive arrangements.
10.23(16)	Termination Agreement, Waiver and General Release between Nextera Enterprises, Inc., Sibson & Company LLC and Vincent C. Perro dated January 29, 2002.
10.24(15)	Asset Purchase Agreement dated as of January 30, 2002 by and among The Segal Group, Inc., a Delaware corporation, and Nextera Enterprises, Inc. and Sibson & Company, LLC, a Delaware limited liability company
21.1(16)	List of Subsidiaries
23.1(16)	Consent of Ernst and Young LLP, Independent Auditors

(1)	Filed as an exhibit to Nextera’s Registration Statement on Form S-8 dated November 17, 2000, and incorporated herein by reference.

(2)	Filed as an exhibit to Nextera’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-63789) dated January 21, 1999, and incorporated herein by reference.

(3)	Filed as an exhibit to Nextera’s Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-63789) dated May 17, 1999, and incorporated herein by reference.

(4)	Filed as an exhibit to Nextera’s Form 8-K filed on December 15, 2000, and incorporated herein by reference.

(5)	Filed as an exhibit to Nextera’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

(6)	Filed as an appendix to Nextera’s definitive proxy statement for its annual meeting of stockholders held on July 12, 2001, filed on June 20, 2001, and incorporated herein by reference.

(7)	Filed as an exhibit to Nextera’s Amendment No. 6 to Registration Statement on Form S-1 (File No. 333-63789) dated May 6, 1999, and incorporated herein by reference.

(8)	Filed as an exhibit to Nextera’s Registration Statement on Form S-1 (File No. 333-63789) dated September 18, 1998, and incorporated herein by reference.

(9)	Filed as an exhibit to Nextera’s Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-63789) dated February 24, 1999, and incorporated herein by reference.

(10)	Filed as an exhibit to Nextera’s Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-63789) dated April 16, 1999, and incorporated herein by reference.

(11)	Filed as an exhibit to Nextera’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(12)	Filed as an exhibit to Nextera’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2000 and incorporated herein by reference.

(13)	Filed as an exhibit to Nextera’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(14)	Filed as an exhibit to Nextera’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(15)	Filed as an exhibit to Nextera’s Form 8-K filed on February 15, 2002 and incorporated herein by reference.

(16)	Filed herewith.

SCHEDULE II

NEXTERA ENTERPRISES, INC.
VALUATION AND QUALIFYING ACCOUNTS

	BALANCE AT
	BEGINNING OF	CHARGED TO			END OF
DESCRIPTION	PERIOD	OPERATIONS	ACQUISITIONS	DEDUCTIONS	PERIOD
Period ended December 31, 1999
Allowance for uncollectible accounts	$1,267,000	$871,000	$—	$1,185,000	$953,000
Period ended December 31, 2000
Allowance for uncollectible accounts	$953,000	$4,552,000	$50,000	$3,004,000	$2,551,000
Period ended December 31, 2001
Allowance for uncollectible accounts	$2,551,000	$2,716,000	$—	$2,291,000	$2,976,000

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nextera Enterprises, Inc.

March 29, 2002	By:	/s/ David Schneider

David Schneider, Chief Executive Officer, President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Schneider David Schneider	Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer)	March 29, 2002

/s/ Michael P. Muldowney Michael P. Muldowney	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2002

/s/ Steven B. Fink Steven B. Fink	Director	March 29, 2002

Gregory J. Clark	Director	March , 2002

/s/ Ralph Finerman Ralph Finerman	Director	March 28, 2002

/s/ Keith D. Grinstein Keith D. Grinstein	Director	April 1, 2002

/s/ Stanley E. Maron Stanley E. Maron	Director	March 29, 2002

/s/ Richard V. Sandler Richard V. Sandler	Director	April 1, 2002

/s/ Richard L. Sandor Richard L. Sandor	Director	March 29, 2002

/s/ Karl Sussman Karl Sussman	Director	March 28, 2002