Form 10-Q
period 2002-03-31
NEXTERA ENTERPRISES INC
filed 2002-05-15
CIK 1070534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 0-25995

NEXTERA ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4700410
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

4 Cambridge Center, 3rd Floor, Cambridge, Massachusetts 02142
(Address of principal executive office, including zip code)

(617) 494-0844
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

Yes ☒    No ☐

     As of April 30, 2002 there were 31,885,896 shares of $.001 par value Class A Common Stock outstanding and 3,869,570 shares of $.001 par value Class B Common Stock outstanding.

NEXTERA ENTERPRISES, INC.
Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2002

INDEX

Page No.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	3
Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and 2001	4
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	14
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	15
Item 6. Exhibits and Reports on Form 8-K	15
Signatures	16

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Nextera Enterprises, Inc.

Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2002	December 31, 2001

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,197	$4,465
Accounts receivable, net of allowance for doubtful accounts of $2,858 and $2,976 at March 31, 2002 and December 31, 2001, respectively	22,310	19,526
Due from affiliates	—	65
Assets held for sale	—	11,509
Prepaid expenses and other current assets	1,582	895

Total current assets	25,089	36,460
Property and equipment, net	3,329	4,003
Intangible assets, net of accumulated amortization of $6,225 at March 31, 2002 and December 31, 2001	77,504	77,504
Other assets	2,609	3,215

Total assets	$108,531	$121,182

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$16,627	$22,744
Accrued restructuring costs, current portion	2,547	1,738
Senior credit facility, current portion	7,300	14,500
Current portion of long-term debt and capital lease obligations	688	2,618

Total current liabilities	27,162	41,600

Long-term debt and capital lease obligations	1,098	1,224
Senior credit facility, net of current portion	23,128	23,928
Debentures due to affiliates, including accrued interest	23,666	23,093
Accrued restructuring costs, net of current portion	3,697	4,404
Other long-term liabilities	1,428	1,434
Stockholders’ equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 600,000 authorized shares designated Series A, 210,000 Series A issued and outstanding	23,339	22,944
Class A Common Stock, $0.001 par value, 95,000,000 shares authorized, 31,885,896 and 31,647,640 shares issued at March 31, 2002 and December 31, 2001, respectively	32	32
Class B Common Stock, $0.001 par value, 4,300,000 shares authorized, 3,869,570 shares issued and outstanding at March 31, 2002 and December 31, 2001	4	4
Additional paid-in capital	162,007	162,504
Treasury Stock, at cost, 228,303 shares Class A Common Stock at December 31, 2001	—	(294)
Retained earnings (deficit)	(156,872)	(158,600)
Accumulated other comprehensive income (loss)	(158)	(1,091)

Total stockholders’ equity	28,352	25,499

Total liabilities and stockholders’ equity	$108,531	$121,182

See Notes to Consolidated Financial Statements

Nextera Enterprises, Inc.

Consolidated Statements of Operations
(In thousands, except per share amounts; unaudited)

	Three Months Ended March 31

	2002	2001

Net revenues	$20,849	$37,522
Cost of revenues	12,455	27,345

Gross profit	8,394	10,177
Selling, general and administrative expenses	5,177	15,107
Amortization expense	—	1,358
Special charges	—	5,409

Income (loss) from operations	3,217	(11,697)
Interest expense, net	(1,439)	(1,763)
Other expense	—	(645)

Income (loss) before income taxes	1,778	(14,105)
Provision for income taxes	50	81

Net income (loss)	1,728	(14,186)
Preferred stock dividends	(395)	(518)

Net income (loss) applicable to common stockholders	$1,333	$(14,704)

Net income (loss) per common share, basic	$0.04	$(0.42)

Net income (loss) per common share, diluted	$0.03	$(0.42)

Weighted average common shares outstanding, basic	35,654	34,873

Weighted average common shares outstanding, diluted	62,373	34,873

See Notes to Consolidated Financial Statements

Nextera Enterprises, Inc.

Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended March 31

	2002	2001

Operating activities
Net income (loss)	$1,728	$(14,186)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	496	2,602
Provision for bad debts	—	1,350
Non-cash charges, other	573	810
Change in operating assets and liabilities:
Accounts receivable	(2,784)	1,253
Due from affiliate	65	37
Prepaid expenses and other assets	(265)	3,158
Accounts payable and accrued expenses	(7,419)	403
Other	(6)	(21)

Net cash used in operating activities	(7,612)	(4,594)

Investing activities
Purchase of property and equipment	(157)	(2,122)
Proceeds from sale of business	14,720	—

Net cash provided by (used in) investing activities	14,563	(2,122)

Financing activities
Due from officers	—	30
Repayments under Senior Credit Facility	(8,000)	—
Proceeds from debentures due to affiliates	—	7,500
Repurchases of Class A Common Stock	—	(318)
Repayments of long-term debt and capital lease obligations	(2,256)	(2,498)
Other	—	(73)

Net cash provided by (used in) financing activities	(10,256)	4,641
Effects of exchange rates on cash and cash equivalents	37	50

Net decrease in cash and cash equivalents	(3,268)	(2,025)
Cash and cash equivalents at beginning of period	4,465	4,322

Cash and cash equivalents at end of period	$1,197	$2,297

See Notes to Consolidated Financial Statements

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Nextera Enterprises, Inc. (“Nextera” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The balance sheet as of December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These financial statements should be read in conjunction with the financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on April 1, 2002.

Reclassification

Certain reclassifications were made to the 2001 financial statements in order that they may be consistent with the 2002 presentation.

Recent Accounting Pronouncements

In November 2001, the Emerging Issues Task Force (“EITF”) of the FASB issued Topic D-103 regarding “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred”. Under this pronouncement, it was concluded that reimbursements received for “out-of-pocket” expenses should be classified as revenue, and correspondingly cost of revenues, in the income statement. Upon application of the pronouncement, comparative financial statements for prior periods must also be reclassified in order to ensure consistency among all periods presented. The Company has adopted this pronouncement as of January 1, 2002 and has included reimbursements for “out-of-pocket” expenses within net revenues and costs of revenue for all periods presented.

Note 2. Earnings (Loss) per Share

     Basic net income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (“Diluted EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares and dilutive common share equivalents then outstanding.

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 2. Earnings (Loss) per Share (continued)

Basic and diluted earnings (loss) per share were calculated as follows:

(In thousands, except per share amounts; unaudited)
	Three Months Ended March 31

	2002	2001

Basic net income (loss) per Common Share
Net income (loss)	$1,728	$(14,186)
Preferred stock dividends	(395)	(518)

Net income (loss) available to common stockholders	$1,333	$(14,704)

Weighted average common shares outstanding—basic	35,654	34,873

Basic net income (loss) per common share	$0.04	$(0.42)

Diluted net income (loss) per Common Share
Net income (loss)	$1,728	$(14,186)
Preferred stock dividends	—	(518)

Net income (loss) available to common stockholders	$1,728	$(14,704)

Weighted average common shares outstanding—basic	35,654	34,873
Dilutive effect of convertible preferred stock	26,371	—
Dilutive effect of options and warrants	348	—

Weighted average common shares outstanding—diluted	62,373	34,873

Diluted net income (loss) per common share	$0.03	$(0.42)

Note 3. Comprehensive Income (Loss)

Comprehensive income combines net income (loss) and “other comprehensive items,” which represents certain amounts that are reported as components of stockholders’ equity in the accompanying balance sheet, including foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments, net of taxes and reclassification adjustments. During the first quarter of 2002 and 2001, the Company’s comprehensive income totaled $2.7 million and a comprehensive loss of $14.6 million, respectively.

Note 4. Senior Credit Facility

Effective March 29, 2002, the Company entered into an Amended and Restated Credit Agreement (Senior Credit Facility) with the Company’s Senior Lenders. Under the new agreement, the Company agreed to permanently reduce the borrowings outstanding under the facility by $6.5 million in 2002 and by $8.0 million in 2003. The amended Senior Credit Facility matures on January 2, 2004. Borrowings under the facility will bear interest at the lender’s base rate plus 2.0%, with the potential for the borrowing rate to be reduced 100 basis points upon achieving certain financial and operational milestones. In connection with the amended Senior Credit Facility, the Company agreed to pay a $0.9 million fee to the Senior Lenders over the next two years and issued the Senior Lenders additional

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 4. Senior Credit Facility (continued)

warrants to purchase 400,000 shares of the Company’s Class A Common Stock at an exercise price of $0.60 per share, exercisable at the Senior Lenders’ sole discretion at any time prior to 18 months after payment in full of all of the Company’s obligations due under the amended Senior Credit Facility. The Senior Lenders can elect in their sole discretion to require the Company to redeem the warrants for a $0.2 million cash payment (except to the extent prohibited by a non-waiveable applicable law or regulation). An affiliate of Knowledge Universe, an entity that indirectly controls Nextera, has agreed to continue to guarantee $2.5 million of the Company’s obligations under the amended Senior Credit Facility. The amended Senior Credit Facility contains covenants related to the maintenance of financial ratios, operating restrictions, restrictions on the payment of dividends and disposition of assets. The covenants were based on the Company’s operating plan for 2002 and 2003. As of March 31, 2002, the Company is in compliance with all of its financial covenants.

Note 5. Special Charges

The restructuring charges and their utilization as of March 31, 2002 are summarized as follows (in thousands):

					Reserves
					established with
	Balance at December		Utilized	Utilized	the sale of	Balance at March
	31, 2001	Q1 2002 charge	Non-Cash	Cash	business unit*	31, 2002

Severance	$255	$—	$—	$255	$—	$—
Facilities	5,579	—	—	245	285	5,619
Fixed Assets and other asset write-downs	308	—	—	133	450	625

	$6,142	$—	$—	$633	$735	$6,244

*	In connection with the sale of the human capital consulting business (see note 7), a portion of the proceeds received in excess of the net assets acquired were used to establish restructuring reserves for liabilities and obligations relating to the human capital business that were not assumed by the buyer.

Approximately $2.5 million of cash is expected to be expended over the next twelve months, primarily related to real estate rental obligations and lease commitments, and the remainder is expected to be paid over the next four years.

During the quarter ended March 31, 2001, the Company undertook actions to re-align and re-size the Company’s cost structure, primarily within the technology consulting business, as a result of softening market conditions and reduced demand for technological services. As a result, the Company recorded special charges totaling $5.4 million, consisting of $1.6 million for severance, $0.6 million for the termination of certain Company initiatives, $0.8 million related to the costs of existing or reducing certain leased premises, and $2.4 million related to certain employee incentives. The headcount reductions included 48 consultants and 7 administrative personnel.

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 6. Other Expense

During the quarter ended March 31, 2001, the Company recorded Other Expense of $0.6 million associated with the write down to fair market value of certain investments.

Note 7. Sale of Human Capital Consulting Business

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

Note 8. Goodwill

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” which became effective for the Company January 1, 2002. Under the new standard, goodwill and other intangible assets with indefinite useful lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement.

Based on the Company’s review, the Company does not believe that the currently existing goodwill is impaired. At March 31, 2002, total goodwill related to the Company’s economic consulting business was $77.5 million. Total goodwill amortization for the first quarter 2001 was $1.4 million. The following unaudited schedule reconciles net income (loss) per share amounts for the period ended March 31, 2001 adjusted for SFAS 142 (in thousands, except per share data):

	Three Months ended	Three Months ended
	March 31, 2002	March 31, 2001

Net income (loss) as reported	$1,728	$(14,186)
Add back: Goodwill amortization	—	1,358

Adjusted net income (loss)	$1,728	$(12,828)

Basic earnings per common share:
Net Income (loss)	$0.04	$(0.42)
Goodwill amortization	—	$0.04

Adjusted net income (loss) per common share	$0.04	$(0.38)

Diluted earnings per common share:
Net Income (loss)	$0.03	$(0.42)
Goodwill amortization	—	$0.04

Adjusted net income (loss) per common share	$0.03	$(0.38)

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 9. Income Taxes

The Company recorded no federal income tax expense for the three months ended March 31, 2002 due to the availability of net operating loss carryforwards from prior years. The Company did record $0.1 million in state tax expense for the three months ended March 31, 2002.

Note 10. Commitments and Contingencies

The Company is subject to certain asserted claims arising in the ordinary course of business. The Company intends to vigorously assert its rights and defend itself in any litigation which that may arise from such claims. While the ultimate outcome of these matters could affect the results of operations of any one quarter or year when resolved in future periods, and while there can be no assurance with respect thereto, management believes that after final disposition, any financial impact to the Company would not be material to the Company’s financial position and results of operations or liquidity

NEXTERA ENTERPRISES, INC.

Item 2.

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

Forward-looking statements are based on many factors that may be outside our control, causing actual results to differ materially from those suggested. These factors include, but are not limited to, those disclosed in the Company’s filings with the Securities and Exchange Commission, which include risks associated with: compliance with certain covenants under our Senior Credit Facility; our high levels of debt; availability of credit and capital resources; effects of economic uncertainty on client expenditures; dependence on key personnel; attracting and retaining qualified consultants; new business solicitation efforts; intense competition;; and the continued quotation of our Class A common stock on the Nasdaq National Market System. New factors emerge from time to time, and it is not possible for us to predict all these factors nor can we assess the impact of these factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on forward-looking statements as a prediction of actual results.

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 AND THREE MONTHS ENDED MARCH 31, 2001

     Net Revenues. Net revenues decreased $16.7 million, or 44.4%, to $20.8 million for the three months ended March 31, 2002 from $37.5 million for the three months ended March 31, 2001. This decrease was primarily attributable to the sale of our human capital consulting business in January 2002 and, to a lesser extent, to the exiting of the technology consulting business in the second half of 2001. Net revenues from our economic consulting business, after considering reimbursable expenses, were $18.9 million for each of the quarters ended March 31, 2002 and 2001. The net revenues from the economic consulting business excluding reimbursable expenses were $18.5 million and $18.1 million for the three months ended March 31, 2002 and 2001, respectively.

     Gross Profit. Gross profit decreased 17.5% to $8.4 million for the three months ended March 31, 2002 from $10.2 million for the three months ended March 31, 2001. Gross profit as a percentage of net revenues increased to 40.3% for the three months ended March 31, 2002 from 27.1% for the three months ended March 31, 2001. The decrease in gross profit was primarily due to the sale of the human capital consulting group in January 2002. The human capital consulting group gross profit decline in the first quarter of 2002 from the first quarter of 2001 was $3.1 million, which was largely offset by the exiting of the technology consulting group in the second half of 2001. The technology consulting business experienced a loss at the gross profit level of $1.3 million in 2001. The increase in gross profit as a percentage of net revenues was primarily attributed to the absence of the loss from the technology consulting business. The economic consulting business gross profit for the three months ended March 31, 2002 was 40.0% which was slightly lower than the 40.3% margin experienced in the first quarter of 2001 due to lower chargeability.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 65.7% to $5.2 million for the three months ended March 31, 2002 from $15.1 million for the three months ended March 31, 2001. As a percentage of revenues, such expenses decreased to 24.8% for the three months ended March 31, 2002 from 40.3% for the three months ended March 31, 2001. The decrease in selling, general and administrative expenses from the first quarter of 2001 is attributed to the following components: a decrease of $2.5 million of selling and marketing expense, primarily travel; a $1.9 decrease in compensation, primarily relating to reduced support infrastructure due to the exiting of the technology consulting business in the second half of 2001 and the sale of the human capital consulting business in January 2002; a decrease of $2.5 million in general office expense, primarily bad debt expense and costs associated with equipment leases; a $2.3 million decrease in facility cost, attributed to the exiting of certain leased properties; and a $0.7 million decrease in development expenses, primarily recruiting expenses associated with the technology and human capital consulting businesses.

     Interest Expense, Net. Interest expense, net decreased to $1.4 million for the three months ended March 31, 2002 from $1.8 million for the three months ended March 31, 2001. The decrease is primarily a result of lower outstanding debt under the Company’s senior credit facility.

     Special Charges. The restructuring charges and their utilization as of March 31, 2002 are summarized as follows (in thousands):

					Reserves
					established with
	Balance at December				the sale of	Balance at March
	31, 2001	Q1 2002 charge	Utilized Non-Cash	Utilized Cash	business unit*	31, 2002

Severance	$255	$—	$—	$255	$—	$—
Facilities	5,579	—	—	245	285	5,619
Fixed Assets and other asset write-downs	308	—	—	133	450	625

	$6,142	$—	$—	$633	$735	$6,244

*	In connection with the sale of the human capital consulting business, a portion of the proceeds received in excess of the net assets acquired were used to establish restructuring reserves for liabilities and obligations relating to the human capital business that were not assumed by the buyer.

Approximately $2.5 million of cash is expected to be expended over the next twelve months, primarily related to real estate rental obligations and lease commitments, and the remainder is expected to be paid over the next four years.

During the quarter ended March 31, 2001, the Company undertook actions to re-align and re-size the Company’s cost structure, primarily within the technology consulting business, as a result softening market conditions and reduced demand for technological services. As a result, the Company recorded special charges totaling $5.4 million, consisting of $1.6 million for severance, $0.6 million for the termination of certain Company initiatives, $0.8 million related to the costs of existing or reducing certain leased premises, and $2.4 million related to certain employee incentives. The headcount reductions included 48 consultants and 7 administrative personnel.

     Other Expense. During the quarter ended March 31, 2001, the Company recorded Other Expense of $0.6 million associated with the write down to fair market value of certain investments.

     Income taxes. No federal tax expense was recorded for the three months ended March 31, 2002 due to the existence of net operating loss carryforwards from prior years. The Company did record $0.1 million in state tax expense. No benefit was recorded during the three months ended March 31, 2001 due to the Company’s uncertainty associated with utilizing its net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated working capital deficit was $2.1 million on March 31, 2002, compared to a working capital deficit of $5.1 million on December 31, 2001. Included in working capital were cash and cash equivalents of $1.2 million and $4.5 million on March 31, 2002 and December 31, 2001, respectively.

Net cash used in operating activities was $7.6 million for the three months ended March 31, 2002. The primary components of net cash used in operating activities was a decrease of $7.4 million in accounts payable and accrued expenses, due primarily to annual bonus payments, and an increase of $2.8 million of accounts receivable. These cash outflows were offset in part by net income of $1.7 million and non-cash items relating to the depreciation and interest paid-in-kind of $1.1 million.

Net cash provided by investing activities was $14.6 million for the three months ended March 31, 2002, almost entirely representing proceeds received from the sale of the human capital consulting business.

Net cash used in financing activities was $10.3 million for the three months ended March 31, 2002. The primary components of net cash used in financing activities were $8.0 million of repayments under the Company’s senior credit facility and $2.3 million of payments of other long-term debt and capital leases obligations.

Effective March 29, 2002, the Company entered into an Amended and Restated Credit Agreement (Senior Credit Facility) with the Company’s Senior Lenders. Under the new agreement, the Company agreed to permanently reduce the borrowings outstanding under the facility by $6.5 million in 2002 and by $8.0 million in 2003. The amended Senior Credit Facility matures on January 2, 2004. Borrowings under the facility will bear interest at the lender’s base rate plus 2.0%, with the potential for the borrowing rate to be reduced 100 basis points upon achieving certain financial and operational milestones. In connection with the amended Senior Credit Facility, the Company agreed to pay a $0.9 million fee to the Senior Lenders over the next two years and issued the Senior Lenders additional warrants to purchase 400,000 shares of the Company’s Class A Common Stock at an exercise price of $0.60 per share, exercisable at the Senior Lenders’ sole discretion at any time prior to 18 months after payment in full of all of the Company’s obligations due under the amended Senior Credit Facility. The Senior Lenders can elect in their sole discretion to require the Company to redeem the warrants for a $0.2 million cash payment (except to the extent prohibited by a non-waiveable applicable law or regulation). An affiliate of Knowledge Universe, an entity that indirectly controls Nextera, has agreed to continue to guarantee $2.5 million of the Company’s obligations under the amended Senior Credit Facility. The amended Senior Credit Facility contains covenants related to the maintenance of financial ratios, operating restrictions, restrictions on the payment of dividends and disposition of assets. The covenants were based on the Company’s operating plan for 2002 and 2003. As of March 31, 2002, the Company is in compliance with all of its financial covenants.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company is exposed to changes in interest rates primarily from our senior credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the interest rate yield curve would not have a material adverse effect on interest sensitive financial instruments at March 31, 2002.

Foreign Currency Risk

Currently, substantially all of the Company’s sales and expenses are denominated in U.S. dollars and as a result we have not experienced significant foreign exchange gains and losses to date.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     In April 2002, Intercontinental Fund II 3443 Congress Street (“Intercontinental”) filed a lawsuit against the Company in the Commonwealth of Massachusetts Trial Court alleging that the Company is in default for failure to pay rent under a ten-year lease for the Company’s prior corporate headquarters located at 343 Congress Street, Boston, Massachusetts. Intercontinental seeks relief in the amount of $4,366,180.61, which amount consists of back rent, reletting costs, operating expenses and the excess of present value over fair market value for the remainder of the lease. The Company intends to vigorously defend the action. If the Company is unable to resolve this matter favorably, the result could have an adverse effect on the Company’s financial condition.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

10.25	Amended and Restated Credit Agreement dated as of March 29, 2002 by and among Nextera Enterprises, Inc., its subsidiaries, Bank of America, N.A. and Fleet National Bank.
10.26	Amended and Restated Guaranty and Security Agreement dated as of March 29, 2002 by and between Nextera Enterprises, Inc. and Fleet National Bank.
10.27	Amended and Restated Limited Guaranty Agreement dated as of March 29, 2002 by and between Nextera Enterprises, Inc. and Fleet National Bank.
10.28	Amendment to Amended and Restated Limited Guaranty Agreement, dated as of March 29, 2002 by and between Knowledge Universe Capital Co. LLC and Fleet National Bank.
10.29	Amended and Restated Stock Purchase Warrant dated as of March 29, 2002 by and between Nextera Enterprises, Inc. and Fleet National Bank.
10.30	Amended and Restated Stock Purchase Warrant dated as of March 29, 2002 by and between Nextera Enterprises, Inc. and Bank of America, N.A.
10.31	Stock Purchase Warrant dated as of March 29, 2002 by and between Nextera Enterprises, Inc. and Fleet National Bank.
10.32	Stock Purchase Warrant dated as of March 29, 2002 by and between Nextera Enterprises, Inc. and Bank of America, N.A.

     (b)  Reports on Form 8-K

On February 15, 2002, we filed a report on Form 8-K disclosing the pro forma financial information relating to the Sale of certain assets and the liabilities of the Company’s human capital consulting business, Sibson & Company, LLC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTERA ENTERPRISES, INC. (Registrant)

Date: May 15, 2002	By: /s/ David M. Schneider
David M. Schneider Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

NEXTERA ENTERPRISES, INC. (Registrant)

Date: May 15, 2002	By: /s/ Michael P. Muldowney
Michael P. Muldowney Chief Financial Officer (Principal Financial and Accounting Officer)