Form 10-Q
period 2002-06-30
NEXTERA ENTERPRISES INC
filed 2002-08-14
CIK 1070534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes    [X]      No   [   ]

     As of July 31, 2002 there were 31,885,896 shares of $.001 par value Class A Common Stock outstanding and 3,869,570 shares of $.001 par value Class B Common Stock outstanding.

NEXTERA ENTERPRISES, INC.
Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2002

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Nextera Enterprises, Inc.

Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2002	December 31, 2001

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,193	$4,465
Restricted cash	372	—
Accounts receivable, net of allowance for doubtful accounts of $3,073 and $2,976 at June 30, 2002 and December 31, 2001, respectively	21,270	19,526
Due from affiliates	—	65
Assets held for sale	—	11,509
Prepaid expenses and other current assets	1,187	895

Total current assets	25,022	36,460
Property and equipment, net	3,204	4,003
Intangible assets, net of accumulated amortization of $6,225 at June 30, 2002 and December 31, 2001	77,504	77,504
Other assets	2,416	3,215

Total assets	$108,146	$121,182

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$15,621	$22,744
Accrued restructuring costs, current portion	2,103	1,738
Senior credit facility, current portion	7,300	14,500
Current portion of long-term debt and capital lease obligations	617	2,618

Total current liabilities	25,641	41,600
Long-term debt and capital lease obligations	1,045	1,224
Senior credit facility, net of current portion	21,328	23,928
Debentures due to affiliates, including accrued interest	24,257	23,093
Accrued restructuring costs, net of current portion	1,957	4,404
Other long-term liabilities	3,258	1,434
Stockholders’ equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 600,000 authorized shares designated Series A, 210,000 Series A issued and outstanding	23,745	22,944
Class A Common Stock, $0.001 par value, 95,000,000 shares authorized, 31,885,896 and 31,647,640 shares issued at June 30, 2002 and December 31, 2001, respectively	32	32
Class B Common Stock, $0.001 par value, 4,300,000 shares authorized, 3,869,570 shares issued and outstanding at June 30, 2002 and December 31, 2001	4	4
Additional paid-in capital	161,601	162,504
Treasury Stock, at cost, 228,303 shares Class A Common Stock at December 31, 2001	—	(294)
Retained earnings (deficit)	(154,512)	(158,600)
Accumulated other comprehensive income (loss)	(210)	(1,091)

Total stockholders’ equity	30,660	25,499

Total liabilities and stockholders’ equity	$108,146	$121,182

See Notes to Consolidated Financial Statements

Nextera Enterprises, Inc.

Consolidated Statements of Operations
(In thousands, except per share amounts; unaudited)

	Three Months Ended June 30

	2002	2001

Net revenues	$18,166	$35,771
Cost of revenues	11,122	22,314

Gross profit	7,044	13,457
Selling, general and administrative expenses	3,820	10,919
Amortization expense	—	1,361
Goodwill Impairment	—	26,650
Special charges/(credits)	(740)	8,045

Income (loss) from operations	3,964	(33,518)
Interest expense, net	(1,554)	(2,550)
Other expense	—	(551)

Income (loss) before income taxes	2,410	(36,619)
Provision for income taxes	50	361

Net income (loss)	2,360	(36,980)
Preferred stock dividends	(407)	(539)

Net income (loss) applicable to common stockholders	$1,953	$(37,519)

Net income (loss) per common share, basic	$0.05	$(1.08)

Net income (loss) per common share, diluted	$0.04	$(1.08)

Weighted average common shares outstanding, basic	35,756	34,704

Weighted average common shares outstanding, diluted	64,777	34,704

See Notes to Consolidated Financial Statements

Nextera Enterprises, Inc.

Consolidated Statements of Operations
(In thousands, except per share amounts; unaudited)

	Six Months Ended June 30

	2002	2001

Net revenues	$39,015	$73,293
Cost of revenues	23,577	49,659

Gross profit	15,438	23,634
Selling, general and administrative expenses	8,997	26,026
Amortization expense	—	2,719
Goodwill Impairment	—	26,650
Special charges/(credits)	(740)	13,454

Income (loss) from operations	7,181	(45,215)
Interest expense, net	(2,993)	(4,313)
Other expense	—	(1,196)

Income (loss) before income taxes	4,188	(50,724)
Provision for income taxes	100	442

Net income (loss)	4,088	(51,166)
Preferred stock dividends	(802)	(1,057)

Net income (loss) applicable to common stockholders	$3,286	$(52,223)

Net income (loss) per common share, basic	$0.09	$(1.50)

Net income (loss) per common share, diluted	$0.06	$(1.50)

Weighted average common shares outstanding, basic	35,705	34,789

Weighted average common shares outstanding, diluted	64,486	34,789

See Notes to Consolidated Financial Statements

Nextera Enterprises, Inc.

Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months Ended June 30

	2002	2001

Operating activities
Net income (loss)	$4,088	$(51,166)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	930	5,356
Goodwill write-off	—	26,650
Provision for bad debts	—	1,566
Interest paid-in-kind	1,164	2,110
Non-cash charges, other	27	1,284
Change in operating assets and liabilities:
Accounts receivable	(1,744)	913
Due from affiliate	65	(165)
Prepaid expenses and other assets	296	3,100
Accounts payable and accrued expenses	(10,604)	6,221
Other	1,824	341

Net cash used in operating activities	(3,954)	(3,790)

Investing activities
Purchase of property and equipment	(482)	(2,673)
Proceeds from sale of business	14,720	—
Changes in restricted cash	(372)

Net cash provided by (used in) investing activities	13,866	(2,673)

Financing activities
Due from officers	—	30
Repayments under senior credit facility	(9,800)	(1,050)
Proceeds from debentures due to affiliates	—	7,500
Repurchases of Class A Common Stock	—	(323)
Repayments of long-term debt and capital lease obligations	(2,369)	(2,707)
Other	—	(294)

Net cash provided by (used in) financing activities	(12,169)	3,156
Effects of exchange rates on cash and cash equivalents	(15)	27

Net decrease in cash and cash equivalents	(2,272)	(3,280)
Cash and cash equivalents at beginning of period	4,465	4,322

Cash and cash equivalents at end of period	$2,193	$1,042

See Notes to Consolidated Financial Statements

NEXTERA ENTERPRISES, INC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Nextera Enterprises, Inc. (“Nextera” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Restricted Cash

Restricted cash relates to cash deposits held by the Company’s Senior Lenders, in accordance with the Amended and Restated Credit Agreement dated March 29, 2002, to finance working capital requirements related to employment compensation that is primarily payable in early 2003. The terms of the Amended and Restated Credit Agreement require the Company to restrict such amounts on a monthly basis based on the earned bonus amounts so that a certain percentage of the projected earned bonus is escrowed or paid by the end of year. An additional $1.5 million was escrowed to a restricted account subsequent to June 30, 2002 for bonuses earned through June 30, 2002. Payment of certain portions of the restricted cash is predicated upon extending employment agreements for certain key employees. Failure to extend the employment agreements for certain key employees by January 1, 2003 will be an event of default by the Company under its senior credit facility. Under an event of default, the Senior Lenders would be able to exercise any remedy available to them, including using all amounts on deposit to offset credit obligations.

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

NEXTERA ENTERPRISES, INC

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

Basic and diluted earnings (loss) per share were calculated as follows:

(In thousands, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Basic net income (loss) per Common Share
Net income (loss)	$2,360	$(36,980)	$4,088	$(51,166)
Preferred stock dividends	(407)	(539)	(802)	(1,057)

Net income (loss) available to common stockholders	$1,953	$(37,519)	$3,286	$(52,223)

Weighted average common shares outstanding—basic	35,756	34,704	35,705	34,789

Basic net income (loss) per common share	$0.05	$(1.08)	$0.09	$(1.50)

Diluted net income (loss) per Common Share
Net income (loss)	$2,360	$(36,980)	$4,088	$(51,166)
Preferred stock dividends	—	(539)	—	(1,057)

Net income (loss) available to common stockholders	$2,360	$(37,519)	$4,088	$(52,223)

Weighted average common shares outstanding—basic	35,756	34,704	35,705	34,789
Dilutive effect of convertible preferred stock	26,832	—	26,832	—
Dilutive effect of options and warrants	2,189	—	1,949	—

Weighted average common shares outstanding—diluted	64,777	34,704	64,486	34,789

Diluted net income (loss) per common share	$0.04	$(1.08)	$0.06	$(1.50)

NEXTERA ENTERPRISES, INC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 3. Comprehensive Income (Loss)

Comprehensive income combines net income (loss) and “other comprehensive items,” which represents certain amounts that are reported as components of stockholders’ equity in the accompanying balance sheet, including foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments, net of taxes and reclassification adjustments. During the second quarter of 2002 and 2001, the Company’s comprehensive income totaled $2.3 million and a comprehensive loss of $36.8 million, respectively. For the six months ended June 30, 2002 and 2001, the Company’s comprehensive income was $5.0 million and a comprehensive loss of $51.5 million.

Note 4. Senior Credit Facility and Debentures Due to Affiliates

Senior Credit Facility

Effective March 29, 2002, the Company entered into an Amended and Restated Credit Agreement (Senior Credit Facility) with the Company’s Senior Lenders. Under the new agreement, the Company agreed to permanently reduce the borrowings outstanding under the facility by $6.5 million in 2002 and by $8.0 million in 2003. The amended Senior Credit Facility matures on January 2, 2004. Borrowings under the facility will bear interest at the lender’s base rate plus 2.0%, with the potential for the borrowing rate to be reduced 100 basis points upon achieving certain financial and operational milestones. In connection with the amended Senior Credit Facility, the Company agreed to pay a $0.9 million fee to the Senior Lenders over the next two years and issued the Senior Lenders additional warrants to purchase 400,000 shares of the Company’s Class A Common Stock at an exercise price of $0.60 per share, exercisable at the Senior Lenders’ sole discretion at any time prior to 18 months after payment in full of all of the Company’s obligations due under the amended Senior Credit Facility. The Senior Lenders can elect in their sole discretion to require the Company to redeem the warrants for a $0.2 million cash payment. An affiliate of Knowledge Universe, an entity that indirectly controls Nextera, has agreed to continue to guarantee $2.5 million of the Company’s obligations under the amended Senior Credit Facility. The amended Senior Credit Facility contains covenants related to the maintenance of financial ratios, extending employment agreements with certain key personnel (which begin to expire on December 31, 2002) by January 1, 2003, operating restrictions, restrictions on the payment of dividends, restrictions on cash (see note 1), and disposition of assets. The covenants were based on the Company’s operating plan for 2002 and 2003. As of June 30, 2002, the Company is in compliance with all of its financial covenants.

Debentures due to affiliates

In July 2002, the Company has approved an exchange of $20.0 million of outstanding Series A Cumulative Convertible Preferred Stock for additional debentures due to affiliates. The exchange will increase the indebtedness of debentures due to affiliates to approximately $45.1 million, including approximately $0.8 million of additional interest as part of the exchange provision.

NEXTERA ENTERPRISES, INC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 5. Special Charges

The restructuring charges and their utilization as of June 30, 2002 are summarized as follows (in thousands):

	Utilized

						Reserves
	Balance at	Q1	Q2			established with
	December	2002	2002			the sale of	Balance at
	31, 2001	charge	charge/credit	Non-Cash	Cash	business unit*	June 30, 2002

Severance	$(255)	$—	$—	$—	$(255)	$—	$—
Facilities	5,579	—	(740)	—	(1,431)	285	3,693
Fixed Assets and other asset write-downs	308	—	—	—	(391)	450	367

	$6,142	$—	$(740)	$—	$(2,077)	$735	$4,060

*	In connection with the sale of the human capital consulting business (see note 7), a portion of the proceeds received in excess of the net assets acquired were used to establish restructuring reserves for liabilities and obligations relating to the human capital business that were not assumed by the buyer.

During the quarter ended June 30, 2002, the Company recorded a net reversal of $0.7 million of previously recorded restructuring reserves due to the favorable settlement of real estate rental obligations (see note 10). The reversal had the effect of increasing diluted earnings per share by $0.01 for the three and six-month periods ended June 30, 2002. Of the $4.1 million of restructuring reserves recorded at June 30, 2002, approximately $2.1 million of cash is expected to be expended over the next twelve months, primarily related to real estate rental obligations and lease commitments, and the remainder is expected to be paid over the following two years.

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

During the second quarter ended June 30, 2001, the Company recorded special charges totaling $8.0 million, consisting of a $1.8 million severance charge associated with a headcount reduction of 60 professional and support personnel, primarily in the technology consulting services group; a $5.1 million charge to provide for the expected costs of exiting or reducing certain leased premises and an employee incentive-related expense of $1.1 million.

Note 6. Other Expense

During the quarter ended June 30, 2001, the Company recorded Other Expense of $0.6 million associated with the write down to fair market value of certain investments. For the six months ended June 30, 2001, the write down of investments to fair market was $1.2 million.

NEXTERA ENTERPRISES, INC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 7. Sale of Human Capital Consulting Business

Effective January 30, 2002, the Company sold substantially all of the assets and certain liabilities of its human capital consulting business. The sales price was $14.7 million in cash with potential additional consideration based on the operating performance of the human capital consulting business over the next two years. The sales price is also subject to a working capital adjustment based on the working capital at the time of the closing. Such adjustment has not yet been finalized. All consultants and support staff of the human capital consulting business were transferred to the acquiring company. In connection with the anticipated sale, a goodwill impairment charge of $7.5 million was recorded in the fourth quarter of 2001.

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

Based on the Company’s review, the Company does not believe that the currently existing goodwill is impaired. At June 30, 2002, total goodwill related to the Company’s economic consulting business was $77.5 million. Total goodwill amortization for the second quarter 2001 was $1.4 million and the total goodwill amortization for the six months ended June 30, 2001 was $2.7 million. The following unaudited schedule reconciles net income (loss) per share amounts for the period ended June 30, 2001 adjusted for SFAS 142 (in thousands, except per share data):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Net income (loss) as reported	$2,360	$(36,980)	$4,088	$(51,166)
Add back: Goodwill amortization	—	1,361	—	2,719

Adjusted net income (loss)	$2,360	$(35,619)	$4,088	$(48,447)

Basic earnings per common share:
Net Income (loss)	$0.05	$(1.08)	$0.09	$(1.50)
Goodwill amortization	—	0.04	—	0.08

Adjusted net income (loss) per common share, basis	$0.05	$(1.04)	$0.09	$(1.42)

Diluted earnings per common share:
Net Income (loss)	$0.04	$(1.08)	$0.06	$(1.50)
Goodwill amortization	—	0.04	—	0.08

Adjusted net income (loss) per common share, diluted	$0.04	$(1.04)	$0.06	$(1.42)

NEXTERA ENTERPRISES, INC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 9. Income taxes

The Company recorded no federal income tax expense for the three months ended June 30, 2002 due to the availability of net operating loss carryforwards from prior years which are fully reserved. The Company did record $0.1 million in state tax expense.

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

In April 2002, Intercontinental Fund II 343 Congress Street (“Intercontinental”) filed a lawsuit against the Company in the Commonwealth of Massachusetts Trial Court alleging that the Company was in default for failure to pay rent under a ten-year lease for the Company’s prior corporate headquarters located at 343 Congress Street, Boston, Massachusetts. Intercontinental sought relief in the amount of $4,366,180.61, which consisted of back rent, reletting costs, operating expenses and the excess of present value over fair market value for the remainder of the lease. On July 19, 2002, Intercontinental and the Company entered into a lease termination agreement whereby in exchange for mutual releases of all claims, liabilities and obligations arising under the lease, the Company agreed to pay Intercontinental $2.0 million in cash through April 2003, $0.6 million of which was paid in June 2002, and grant Intercontinental warrants to purchase one million shares of the Company’s Class A Common Stock at an exercise price of $0.20 per share, exercisable at Intercontinental’s sole discretion at any time prior to December 31, 2004. Intercontinental can elect in their sole discretion to require the Company to redeem the warrants for a $0.65 million cash payment.

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

Forward-looking statements are based on many factors that may be outside our control, causing actual results to differ materially from those suggested. These factors include, but are not limited to, those disclosed below under the heading “Factors That May Affect Our Future Performance”. New factors emerge from time to time, and it is not possible for us to predict all these factors nor can we assess the impact of these factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview

Nextera Enterprises exited the technology consulting business during the latter half of 2001 and sold its human capital consulting business (Sibson) on January 30, 2002. After the January 30, 2002 sale, Nextera Enterprises consists of Lexecon, one of the world’s preeminent economics consulting firms. For nearly 25 years, Lexecon has provided law firms, corporations and regulatory agencies with expert analysis of complex economic issues in connection with legal and regulatory proceedings, strategic planning and other business activities.

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 AND THREE MONTHS ENDED JUNE 30, 2001

     Net Revenues. Net revenues decreased $17.6 million, or 49.2%, to $18.2 million for the three months ended June 30, 2002 from $35.8 million for the three months ended June 30, 2001. This decrease was primarily attributable to the sale of our human capital consulting business in January 2002 and, to a lesser extent, to the exiting of the technology consulting business in the second half of 2001. Net revenues from our economic consulting business decreased $1.7 million from $19.8 million in the quarter ended June 30, 2001 due to lower utilization of the professional staff due to the timing of project commencements and completions.

     Gross Profit. Gross profit decreased 47.7% to $7.0 million for the three months ended June 30, 2002 from $13.4 million for the three months ended June 30, 2001. Gross profit as a percentage of net revenues increased to 38.8% for the three months ended June 30, 2002 from 37.6% for the three months ended June 30, 2001. The decrease in gross profit was primarily due to the sale of the human capital consulting group in January 2002, which had generated gross profit of $4.7 million in the second quarter of 2001. The gross profit of the economic consulting business decreased from $8.2 million in the second quarter of 2001 to $7.0 million in the second quarter of 2002, primarily due to lower net revenues in the second quarter of 2002. The increase in gross profit as a percentage of net revenues was primarily attributed to the absence of the low gross margin from the technology consulting business. The economic consulting business gross profit as a percentage of net revenues declined to 38.8% for the three months ended June 30, 2002 from 41.5% in the second quarter of 2001, due to lower net revenues in the 2002 period.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 65.0% to $3.8 million for the three months ended June 30, 2002 from $10.9 million for the three months ended June 30, 2001. As a percentage of revenues, such expenses decreased to 21.0% for the three months ended June 30, 2002 from 30.5% for the three months ended June 30, 2001. The decrease is attributable to the following components: a decrease of $1.4 million in selling and marketing expense, primarily travel; a $1.8 decrease in compensation, primarily relating to reduced support infrastructure due to exiting the technology consulting business in the second half of 2001 and the sale of the human capital consulting business in January 2002; a decrease of $1.0 million in general office expense, primarily legal and audit expenses and costs associated with equipment leases; a $2.4 million decrease in facility cost, attributed to the exiting of certain leased properties; and a $0.5 million decrease in development expenses, primarily recruiting expenses associated with the technology and human capital consulting businesses.

     Goodwill Impairment. During the three months ended June 30, 2001, the Company recorded a $26.7 million goodwill impairment charge substantially related to the technology consulting business.

     Special Charges. The restructuring charges and their utilization as of June 30, 2002 are summarized as follows (in thousands):

	Utilized

						Reserves
	Balance at	Q1	Q2			established with
	December	2002	2002			the sale of	Balance at
	31, 2001	charge	charge/credit	Non-Cash	Cash	business unit*	June 30, 2002

Severance	$255	$—	$—	$—	$(255)	$—	$—
Facilities	5,579	—	(740)	—	(1,431)	285	3,693
Fixed Assets and other asset write-downs	308	—	—	—	(391)	450	367

	$6,142	$—	$(740)	$—	$(2,077)	$735	$4,060

*	In connection with the sale of the human capital consulting business (see note 7), a portion of the proceeds received in excess of the net assets acquired were used to establish restructuring reserves for liabilities and obligations relating to the human capital business that were not assumed by the buyer.

During the quarter ended June 30, 2002, the Company recorded a net reversal of $0.7 million of previously recorded restructuring reserves due to the favorable settlement of real estate rental obligations. The reversal had the effect of increasing diluted earnings per share by $0.01 for the three and six-month periods ended June 30, 2002. Of the $4.1 million of restructuring reserves recorded at June 30, 2002, approximately $2.1 million of cash is expected to be expended over the next twelve months, primarily related to real estate rental obligations and lease commitments, and the remainder is expected to be paid over the following two years.

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

During the second quarter ended June 30, 2001, the Company recorded special charges totaling $8.0 million, consisting of a $1.8 million severance charge associated with a headcount reduction of 60 professional and support personnel, primarily in the technology consulting services group; a $5.1 million charge to provide for the expected costs of exiting or reducing certain leased premises and an employee incentive-related expense of $1.1 million.

     Interest Expense, Net. Interest expense, net decreased to $1.6 million for the three months ended June 30, 2002 from $2.6 million for the three months ended June 30, 2001. The decrease is primarily a result of lower outstanding debt under the Company’s senior credit facility and lower associated bank fees.

     Other Expense. During the three months ended June 30, 2001, the Company recorded Other Expense of $0.6 million associated with the write down to fair market value of certain investments.

     Income taxes. No federal tax expense was recorded for the three months ended June 30, 2002 due to the existence of net operating loss carryforwards from prior years which are fully reserved. The Company did record $0.1 million in state tax expense. No benefit was recorded during the three months ended June 30, 2001 due to the Company’s uncertainty associated with utilizing its net operating losses.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 AND SIX MONTHS ENDED JUNE 30, 2001

     Net Revenues. Net revenues decreased 46.8% to $39.0 million for the six months ended June 30, 2002 from $73.3 million for the six months ended June 30, 2001. This decrease was primarily attributable to the sale of our human capital consulting business in January 2002 and, to a lesser extent, to the exiting of the technology consulting business in the second half of 2001. Net revenues from our economic consulting business decreased $1.6 million from $38.7 million in the six months ended June 30, 2001 due to lower utilization of the professional staff due to the timing of project commencements and completions.

     Gross Profit. Gross profit decreased 34.7% to $15.4 million for the six months ended June 30, 2002 from $23.6 million for the six months ended June 30, 2001. The decrease in gross profit was primarily due to the sale of the human capital consulting group in January 2002. The human capital consulting group gross profit decline in the first six months of 2002 from the first six months of 2001 was $7.8 million. The gross profit of the economic consulting business decreased from $15.8 million in the first six months of 2001 to $14.6 million in the first six months of 2002, primarily due to lower net revenues in the first six months of 2002. Gross margin as a percentage of sales increased to 39.2% for the six months ended June 30, 2002 from 32.2% for the six months ended June 30, 2001. The increase in gross profit as a percentage of net revenues was primarily attributed to the absence of the low gross margin from the technology consulting business. The economic consulting business gross profit as a percentage of net revenues declined to 39.3% for the six months ended June 30, 2002 from 40.9% in the first six months of 2001 due to lower net revenues in the 2002 period.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 65.4% to $9.0 million for the six months ended June 30, 2002 from $26.0 million for the six months ended June 30, 2001. As a percentage of revenues, such expenses decreased to 23.0% for the six months ended June 30, 2002 from 35.5% for the six months ended June 30, 2001. The decrease is attributable to the following components: a decrease of $3.9 million in selling and marketing expense, primarily travel; a $3.9 decrease in compensation, primarily relating to reduced support infrastructure due to the exiting of the technology consulting business in the second half of 2001 and the sale of the human capital consulting business in January 2002; a decrease of $3.5 million in general office expense, primarily bad debt expense, legal and audit expenses, and costs associated with equipment leases; a $4.6 million decrease in facility cost, attributed to the exiting of certain leased properties; and a $1.1 million decrease in development expenses, primarily recruiting expenses associated with the technology and human capital consulting businesses.

     Goodwill Impairment. During the six months ended June 30, 2001, the Company recorded a $26.7 million goodwill impairment charge substantially related to the technology consulting business.

     Special Charges. The restructuring charges and their utilization as of June 30, 2002 are summarized as follows (in thousands):

	Utilized

						Reserves
	Balance at	Q1	Q2			established with
	December	2002	2002			the sale of	Balance at
	31, 2001	charge	charge/credit	Non-Cash	Cash	business unit*	June 30, 2002

Severance	$(255)	$—	$—	$—	$(255)	$—	$—
Facilities	5,579	—	(740)	—	(1,431)	285	3,693
Fixed Assets and other asset write-downs	308	—	—	—	(391)	450	367

	$6,142	$—	$(740)	$—	$(2,077)	$735	$4,060

*	In connection with the sale of the human capital consulting business (see note 7), a portion of the proceeds received in excess of the net assets acquired were used to establish restructuring reserves for liabilities and obligations relating to the human capital business that were not assumed by the buyer.

During the quarter ended June 30, 2002, the Company recorded a net reversal of $0.7 million of previously recorded restructuring reserves due to the favorable settlement of real estate rental obligations. The reversal had the effect of increasing diluted earnings per share by $0.01 for the three and six-month periods ended June 30, 2002. Of the $4.1 million of restructuring reserves recorded at June 30, 2002, approximately $2.1 million of cash is expected to be expended over the next twelve months, primarily related to real estate rental obligations and lease commitments, and the remainder is expected to be paid over the following two years.

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

During the second quarter ended June 30, 2001, the Company recorded special charges totaling $8.0 million, consisting of a $1.8 million severance charge associated with a headcount reduction of 60 professional and support personnel, primarily in the technology consulting services group; a $5.1 million charge to provide for the expected costs of exiting or reducing certain leased premises and an employee incentive-related expense of $1.1 million.

     Interest Expense, Net. Interest expense, net decreased to $3.0 million for the six months ended June 30, 2001 from $4.3 million for the six months ended June 30, 2001. This decrease was primarily due to lower outstanding debt under the Company’s senior credit facility and lower associated bank fees.

     Other Expense. During the six months ended June 30, 2001, the Company recorded Other Expense of $1.2 million associated with the write down to fair market value of certain investments.

     Income taxes. No federal tax expense was recorded for the six months ended June 30, 2002 due to the existence of net operating loss carryforwards from prior years which are fully reserved. The Company did record $0.1 million in state tax expense. No benefit was recorded during the six months ended June 30, 2001 due to the Company’s uncertainty associated with utilizing its net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated working capital deficit was $0.6 million on June 30, 2002, compared to a working capital deficit of $5.1 million on December 31, 2001. Included in working capital were cash and cash equivalents of $2.2 million and $4.5 million on June 30, 2002 and December 31, 2001, respectively.

Net cash used in operating activities was $4.0 million for the six months ended June 30, 2002. The primary components of net cash used in operating activities was a decrease of $10.6 million in accounts payable and accrued expenses, due primarily to bonus payments, and an increase of $1.7 million of accounts receivable. These cash outflows were offset in part by net income of $4.1 million, an increase in other long-term liabilities of $1.8 million and non-cash items relating to depreciation and interest paid-in-kind of $2.1 million.

Net cash provided by investing activities was $13.9 million for the six months ended June 30, 2002, substantially representing proceeds received from the sale of the human capital consulting business.

Net cash used in financing activities was $12.2 million for the six months ended June 30, 2002. The primary components of net cash used in financing activities were $9.8 million of repayments under the Company’s senior credit facility and $2.4 million of payments of other long-term debt and capital leases obligations.

Effective March 29, 2002, the Company entered into an Amended and Restated Credit Agreement (Senior Credit Facility) with the Company’s Senior Lenders. Under the new agreement, the Company agreed to permanently reduce the borrowings outstanding under the facility by $6.5 million in 2002 and by $8.0 million in 2003. The amended Senior Credit Facility matures on January 2, 2004. Borrowings under the facility will bear interest at the lender’s base rate plus 2.0%, with the potential for the borrowing rate to be reduced 100 basis points upon achieving certain financial and operational milestones. In connection with the amended Senior Credit Facility, the Company agreed to pay a $0.9 million fee to the Senior Lenders over the next two years and issued the Senior Lenders additional warrants to purchase 400,000 shares of the Company’s Class A Common Stock at an exercise price of $0.60 per share, exercisable at the Senior Lenders’ sole discretion at any time prior to 18 months after payment in full of all of the Company’s obligations due under the amended Senior Credit Facility. The Senior Lenders can elect in their sole discretion to require the Company to redeem the warrants for a $0.2 million cash payment. An affiliate of Knowledge Universe, an entity that indirectly controls Nextera, has agreed to continue to guarantee $2.5 million of the Company’s obligations under the amended Senior Credit Facility. The amended Senior Credit Facility contains covenants related to the maintenance of financial ratios, extending employment agreements with certain key personnel (which begin to expire on December 31, 2002) by January 1, 2003, operating restrictions, restrictions on the payment of dividends, restrictions on cash and disposition of assets. The covenants were based on the Company’s operating plan for 2002 and 2003. As of June 30, 2002, the Company is in compliance with all of its financial covenants.

There is no assurance that the Company will be able to meet all future financial covenants or obtain extensions of the employment agreements of certain key personnel by January 1, 2003. Failure to achieve either of the above will place the Company in default of its bank covenants and could have a material adverse effect on the financial position of the Company. Moreover, if we are able to obtain extension of these employment contracts, the cost associated with the extensions could have a material adverse impact on the financial performance of the Company.

The terms of the Amended and Restated Credit Agreement require the Company to restrict a portion of cash on a monthly basis based on the earned bonus amounts so that a certain percentage of the projected earned bonus is escrowed or paid by the end of year. Such restrictions on cash reduce the Company’s liquidity.

Factors That May Affect Our Future Performance

You should carefully consider the following risk factors in your evaluation of our company. If any of the following risks actually occur it could materially harm our business and impair the price of our stock.

We heavily depend on a small number of senior consulting executives and other key personnel, and the loss of any of them may damage or result in the loss of client relationships and cause our reputation to suffer.

Our success is highly dependent upon the efforts, abilities, business generation capabilities and project execution skills of a small number of senior consulting executives and other key personnel. This dependence is particularly important to our business because personal relationships and reputations are a critical element of obtaining and maintaining client engagements. The loss of the services of any of these persons for any reason could have a material adverse effect on our reputation and our ability to secure and complete engagements. A number of our senior consulting executives that are responsible for substantially all of our business are subject to employment and/or non-compete agreements, some of which begin to expire on or about December 31, 2002. We may not be able to retain these persons or to attract suitable replacements or additional personnel if necessary. We generally do not maintain key person life insurance coverage for our employees.

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

Under our amended and restated Senior Credit Facility, by January 1, 2003, we must obtain extensions of employment agreements of certain key employees through December 31, 2004. Negotiations with certain of the key employees have occurred and are continuing, but no agreement regarding the terms of any such extension have been reached. Failure to extend the employment agreements constitutes an event of default under the Senior Credit Facility and the Senior Lenders would be entitled to exercise any remedy available to them, including acceleration of amounts due. Such an occurrence would materially and adversely affect our operations and financial condition. Moreover, if we are able to obtain extension of these employment contracts, the cost associated with the extensions could have a material adverse impact on the financial performance of the Company.

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

We may be unable to comply with certain covenants under our Senior Credit Facility

The Company signed an amended and restated credit agreement in March 29, 2002. Under the amended and restated Senior Credit Facility, the Company is required to make an aggregate of $6.5 million and $8.0 million in principal payments in 2002 and 2003, respectively. The debt is due in full on January 2, 2004. The Company is required to maintain certain financial covenants. Borrowings under the facility will bear interest at the lender’s base rate plus 2.0%, with the potential for the borrowing rate to be reduced 100 basis points upon achieving certain financial and operational milestones. If the Company fails to comply with the financial covenants, the interest rate could increase 200 basis points. Additionally, failure of the Company to maintain its financial covenants, obtaining extensions of employment agreements with certain key personnel (which begin to expire on December 31, 2002), or make all principal and interest payments to the Senior Lenders as they become due and payable would be events of default under the Senior Credit Facility and the Senior Lenders would be entitled to exercise any remedy available to them, including a possible acceleration of amounts due. Such an occurrence would materially and adversely affect our operations and financial condition. Please see Part I, Item 2 — Liquidity and Capital Resources.

High Levels of Debt Could Adversely Affect Our Business and Financial Condition

We have very high levels of debt in relation to the size of our business. As of June 30, 2002, we had $28.6 million of outstanding indebtedness under our Senior Credit Facility, $7.3 million of which was classified as a current liability. In addition, as of June 30, 2002, we had $24.3 million of outstanding indebtedness under debentures due to affiliates. We have also approved the exchange of $20 million of outstanding Series A Preferred Stock for additional debentures due to affiliates. The exchange will increase the indebtedness of debentures due to affiliates to approximately $45.1 million, including approximately $0.8 million of additional interest as part of the exchange provision.

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

We face possible delisting from the Nasdaq SmallCap Market, which would result in a limited public market for our Class A Common Stock.

There are several requirements for the continued listing of our Class A Common Stock on the Nasdaq SmallCap Market including, but not limited to, a minimum stock bid price of $1.00 per share. On February 14, 2002, we received notification from the Nasdaq National Stock Market (“Nasdaq”) that we had failed to maintain a minimum bid price of $1.00 for 30 consecutive days and would be delisted from the Nasdaq National Market unless by May 15, 2002 we complied with the minimum bid price requirement for at least 10 consecutive days. Prior to May 15, 2002, we submitted an application to trade on the Nasdaq SmallCap Market, and on June 3, 2002, we began trading on the Nasdaq SmallCap Market. The Nasdaq SmallCap Market extended us a 180-day grace period to comply with the $1.00 minimum bid price requirement, which is set to expire on August 13, 2002. Upon expiration of this grace period, Nasdaq will conduct a review to evaluate whether we meet other criteria for listing on the Nasdaq SmallCap Market and to determine if we are entitled to an additional 180-day grace period through February 13, 2003. We believe that we meet the criteria for this additional grace period. If we are unable to satisfy the $1.00 minimum bid price requirement by February 13, 2003, our common stock will be subject to delisting by Nasdaq.

In addition, due to the resignation of Richard Sandor for our board of directors in July 2002, we have two remaining independent directors on our board and audit committee. Nasdaq rules require that we have an audit committee comprised solely of independent directors and having at least three members. Nasdaq has granted us an extension through September 23, 2002 to regain compliance with this rule.

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

The economic and business consulting industry has a large number of competitors comprised of economic consulting firms, individual academics, other accounting firm consulting practices, and general management consulting firms. We believe the principal competitive factors in our industry are reputation, the analytical ability of our professional staff, client service, and industry expertise. We believe that we compete favorably with respect to these factors. However, some of our competitors have greater financial and marketing resources and greater name recognition than Lexecon. In addition, some of these competitors have been operating for a longer period of time than has Lexecon and have established long-term client relationships. We also face competition in our efforts to recruit and retain professional staff. If Lexecon is not successful in competition with its rivals, its future revenues and operating profits could decline.

We have relied and may continue to rely on a limited number of clients and industries for a significant portion of our revenues and, as a result, the loss of or a significant reduction in work performed for any of them could result in reduced revenues.

We have in the past derived, and may in the future derive, a significant portion of our net revenues from a relatively limited number of clients. To the extent that any client or industry uses less of our services or terminates its relationship with us, our revenues could decline accordingly. Lexecon’s 10 largest clients in 2001 accounted for approximately 38% of its net revenues. One client accounted for 17% of its net revenues in 2001. No client represented greater than 10% of net revenues for six months ended June 30, 2002.

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

Nextera Enterprises Holdings owns 67.2% of our voting stock and can control matters submitted to our stockholders and its interests may be different from yours.

Nextera Enterprises Holdings owns 8,810,000 shares of Class A Common Stock and 3,844,200 shares of Class B Common Stock, which together represent approximately 67.2% of the voting power of our outstanding common stock. The Class A Common Stock entitles its holders to one vote per share, and the Class B Common Stock entitles its holders to ten votes per share, on all matters submitted to a vote of our stockholders, including the election of the members of the Board of Directors. Accordingly, Nextera Enterprises Holdings will be able to determine the disposition of all matters submitted to a vote of our stockholders, including mergers, transactions involving a change in control and other corporate transactions and the terms thereof. In addition, Nextera Enterprises Holdings will be able to elect all of our directors, except for one director to be elected in accordance with the terms of a stockholders agreement. This control by Nextera Enterprises Holdings could materially adversely affect the market price of the Class A Common Stock or delay or prevent a change in control of our company.

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

As a result, even though Lexecon has a history of operating profitability since being acquired by Nextera Enterprises, it is possible that we may not obtain net income in the future.

Government regulation and legal uncertainty relating to our markets could result in decreased demand for our services, increased costs or otherwise harm our business causing a reduction in revenues.

We derive substantially all of our net revenues from economic and litigation consulting services related to antitrust matters, public policy and regulatory matters, mergers and acquisitions and other securities matters. A substantial portion of these net revenues were derived from engagements relating to United States antitrust and securities laws. Changes in these laws, changes in judicial interpretations of these laws or less vigorous enforcement of these laws by the United States Department of Justice, the United States Federal Trade Commission or other federal agencies as a result of changes in philosophy, political decisions, priorities or other reasons could materially reduce the magnitude, scope, number or duration of engagements available to us in these areas.

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

As of June 30, 2002, our intangible assets, net of accumulated amortization, were approximately $77.5 million. Intangible assets at June 30, 2002, net of accumulated amortization, included $77.0 million of goodwill and $0.5 million for intangibles relating to personnel. Intangible assets had been amortized by us on a straight-line basis principally over 40 years for goodwill and over five years for intangibles relating to personnel. We ceased amortizing goodwill and intangible assets relating to personnel commencing January 1, 2002 in accordance with Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets,

In accordance with accounting guidelines, we periodically evaluate the recoverability of goodwill when indications of possible impairment are present by reviewing the anticipated undiscounted future cash flows from operations and comparing such cash flows to the carrying value of the associated goodwill. If goodwill becomes impaired, we will be required to write down the carrying value of the goodwill and incur a related charge to our operations. A write down of goodwill would result in a reduction in our net income.

Our stock price may be volatile and you could lose all or part of your investment.

We expect that the market price of our common stock will be volatile. Stock prices in our and similar industries have risen and fallen in response to a variety of factors, including:

•	quarter-to-quarter variations in operating results;

•	entering into, or failing to enter into or renew, a material contract or order;

•	acquisitions of, or strategic alliances among, companies within our industry;

•	changes in investor perceptions of the acceptance or profitability of consulting; and

•	market conditions in the industry and the economy as a whole.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company is exposed to changes in interest rates primarily from our senior credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the interest rate yield curve would not have a material adverse effect on interest sensitive financial instruments at June 30, 2002.

Foreign Currency Risk

Currently, substantially all of the Company’s sales and expenses are denominated in U.S. dollars and as a result we have not experienced significant foreign exchange gains and losses to date.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

In April 2002, Intercontinental Fund II 343 Congress Street (“Intercontinental”) filed a lawsuit against the Company in the Commonwealth of Massachusetts Trial Court alleging that the Company was in default for failure to pay rent under a ten-year lease for the Company’s prior corporate headquarters located at 343 Congress Street, Boston, Massachusetts. Intercontinental sought relief in the amount of $4,366,180.61, which consisted of back rent, reletting costs, operating expenses and the excess of present value over fair market value for the remainder of the lease. On July 19, 2002, Intercontinental and the Company entered into a lease termination agreement whereby in exchange for mutual releases of all claims, liabilities and obligations arising under the lease, the Company agreed to pay Intercontinental $2.0 million in cash through April 2003, $0.6 million of which was paid in June 2002, and grant Intercontinental warrants to purchase one million shares of the Company’s Class A Common Stock at an exercise price of $0.20 per share, exercisable at Intercontinental’s sole discretion at any time prior to December 31, 2004. Intercontinental can elect in their sole discretion to require the Company to redeem the warrants for a $0.65 million cash payment.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

4.5	Letter Agreement between Knowledge Universe, Inc. and Nextera Enterprises, Inc. dated March 29, 2002

4.6	Letter Agreement between Knowledge Universe, Inc. and Nextera Enterprises, Inc. dated June 14, 2002

(b)	Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended June 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTERA ENTERPRISES, INC. (Registrant)

Date: August 14, 2002	By: /s/ David M. Schneider

David M. Schneider Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

NEXTERA ENTERPRISES, INC. (Registrant)

Date: August 14, 2002	By: /s/ Michael P. Muldowney

Michael P. Muldowney Chief Financial Officer (Principal Financial and Accounting Officer)