Form 10-Q
period 2002-09-30
NEXTERA ENTERPRISES INC
filed 2002-11-14
CIK 1070534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

(617) 715-0200
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [    ]

     As of October 31, 2002 there were 31,885,896 shares of $.001 par value Class A Common Stock outstanding and 3,869,570 shares of $.001 par value Class B Common Stock outstanding.

NEXTERA ENTERPRISES, INC.
Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2002

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Nextera Enterprises, Inc.

Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2002	2001

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,520	$4,465
Restricted cash	2,090	—
Accounts receivable, net of allowance for doubtful accounts of $2,748 and $2,976 at September 30, 2002 and December 31, 2001, respectively	25,218	19,526
Due from affiliates	—	65
Assets held for sale	—	11,509
Prepaid expenses and other current assets	978	895

Total current assets	29,806	36,460
Property and equipment, net	2,526	4,003
Intangible assets, net of accumulated amortization of $6,225 at September 30, 2002 and December 31, 2001	77,504	77,504
Other assets	1,701	3,215

Total assets	$111,537	$121,182

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$18,062	$22,744
Accrued restructuring costs, current portion	1,190	1,738
Senior credit facility, current portion	8,500	14,500
Due to affiliate	560	—
Current portion of long-term debt and capital lease obligations	530	2,618

Total current liabilities	28,842	41,600
Long-term debt and capital lease obligations	885	1,224
Senior credit facility, net of current portion	19,300	23,928
Debentures due to affiliates, including accrued interest	46,571	23,093
Accrued restructuring costs, net of current portion	869	4,404
Other long-term liabilities	3,202	1,434
Stockholders’ equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 600,000 authorized shares designated Series A, 38,950 and 229,440 Series A issued and outstanding at September 30, 2002 and December 31, 2001, respectively	3,895	22,944
Class A Common Stock, $0.001 par value, 95,000,000 shares authorized, 31,885,896 and 31,647,640 shares issued at September 30, 2002 and December 31, 2001, respectively	32	32
Class B Common Stock, $0.001 par value, 4,300,000 shares authorized, 3,869,570 shares issued and outstanding at September 30, 2002 and December 31, 2001	4	4
Additional paid-in capital	161,124	162,504
Treasury Stock, at cost, 228,303 shares Class A Common Stock at December 31, 2001	—	(294)
Retained earnings (deficit)	(152,976)	(158,600)
Accumulated other comprehensive income (loss)	(211)	(1,091)

Total stockholders’ equity	11,868	25,499

Total liabilities and stockholders’ equity	$111,537	$121,182

See Notes to Consolidated Financial Statements

Nextera Enterprises, Inc.

Consolidated Statements of Operations
(In thousands, except per share amounts; unaudited)

	Three Months Ended
	September 30

	2002	2001

Net revenues	$19,353	$32,424
Cost of revenues	11,543	20,871

Gross profit	7,810	11,553
Selling, general and administrative expenses	4,415	9,339
Amortization expense	—	1,042
Goodwill Impairment	—	38,323
Special charges/(credits)	—	8,804

Income (loss) from operations	3,395	(45,955)
Interest expense, net	(1,859)	(2,449)
Other expense	—	(5,966)

Income (loss) before income taxes	1,536	(54,370)
Provision for income taxes	—	99

Net income (loss)	1,536	(54,469)
Preferred stock dividends	(477)	(391)

Net income (loss) applicable to common stockholders	$1,059	$(54,860)

Net income (loss) per common share, basic	$0.03	$(1.56)

Net income (loss) per common share, diluted	$0.03	$(1.56)

Weighted average common shares outstanding, basic	35,756	35,269

Weighted average common shares outstanding, diluted	38,849	35,269

See Notes to Consolidated Financial Statements

Nextera Enterprises, Inc.

Consolidated Statements of Operations
(In thousands, except per share amounts; unaudited)

	Nine Months Ended
	September 30

	2002	2001

Net revenues	$58,368	$105,717
Cost of revenues	35,120	70,530

Gross profit	23,248	35,187
Selling, general and administrative expenses	13,412	35,365
Amortization expense	—	3,761
Goodwill Impairment	—	64,973
Special charges/(credits)	(740)	22,258

Income (loss) from operations	10,576	(91,170)
Interest expense, net	(4,852)	(6,762)
Other expense	—	(7,162)

Income (loss) before income taxes	5,724	(105,094)
Provision for income taxes	100	541

Net income (loss)	5,624	(105,635)
Preferred stock dividends	(1,279)	(1,448)

Net income (loss) applicable to common stockholders	$4,345	$(107,083)

Net income (loss) per common share, basic	$0.12	$(3.07)

Net income (loss) per common share, diluted	$0.10	$(3.07)

Weighted average common shares outstanding, basic	35,722	34,920

Weighted average common shares outstanding, diluted	59,060	34,920

See Notes to Consolidated Financial Statements

Nextera Enterprises, Inc.

Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended September 30

	2002	2001

Operating activities
Net income (loss)	$5,624	$(105,635)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,366	7,909
Goodwill write-off	—	64,973
Provision for bad debts		2,520
Write-off of Investments	621	7,162
Write-off of fixed assets	375	5,901
Gain on sale of business unit	(621)	—
Gain on reversal of restructuring charges	(740)	—
Interest paid-in-kind	2,186	1,143
Non-cash charges, other	54	1,540
Change in operating assets and liabilities:
Accounts receivable	(5,692)	4,118
Due from affiliate	65	(88)
Prepaid expenses and other assets	572	4,283
Accounts payable and accrued expenses	(5,265)	3,873
Accrued restructuring costs	(2,722)	2,298
Other	1,768	91

Net cash provided by (used in) operating activities	(2,409)	88
Investing activities
Purchase of property and equipment	(610)	(2,852)
Proceeds from sale of business	14,720	—
Changes in restricted cash	(2,090)	—

Net cash provided by (used in) investing activities	12,020	(2,852)
Financing activities
Proceeds from issuance of Class A Common Stock	—	100
Due from officers	—	30
Repayments under senior credit facility	(10,628)	(3,550)
Proceeds from debentures due to affiliates	560	7,500
Repurchases of Class A Common Stock	—	(323)
Repayments of debt and capital lease obligations	(2,472)	(2,943)
Other	—	(279)

Net cash provided by (used in) financing activities	(12,540)	535
Effects of exchange rates on cash and cash equivalents	(16)	(518)

Net decrease in cash and cash equivalents	(2,945)	(2,747)
Cash and cash equivalents at beginning of period	4,465	4,322

Cash and cash equivalents at end of period	$1,520	$1,575

See Notes to Consolidated Financial Statements

NEXTERA ENTERPRISES, INC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Nextera Enterprises, Inc. (“Nextera” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Restricted Cash

Restricted cash relates to cash deposits held by the Company’s senior lenders, in accordance with the Amended and Restated Credit Agreement dated March 29, 2002 (Senior Credit Facility), to finance working capital requirements related to employment compensation that is primarily payable in early 2003. The terms of the Senior Credit Facility require the Company to restrict such amounts on a monthly basis based on earned bonus amounts so that a certain percentage of the projected earned bonus is escrowed or paid by the end of 2002. At September 30, 2002, $2.1 million was escrowed to a restricted account for bonuses earned and an additional $1.1 million was escrowed to a restricted account subsequent to September 30, 2002 for bonuses earned through September 30, 2002. Payment of certain portions of the restricted cash is predicated upon extending employment agreements for certain key employees. Failure to extend the employment agreements for certain key employees by January 1, 2003 will be an event of default by the Company under the Senior Credit Facility. Under an event of default, the senior lenders would be able to exercise any remedy available to them, including using all restricted cash in escrow to offset amounts due under the Senior Credit Facility.

Reclassification

Certain reclassifications were made to the 2001 financial statements to make them consistent with the 2002 presentation.

Concentration of Credit Risk

The Company provides its services to customers in diversified industries, primarily in the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations. No customer accounted for more than 10% of net revenues for the three and nine months ended September 30, 2002 and 2001. One customer represented more than 5% of accounts receivable as of September 30, 2002.

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

Basic and diluted earnings (loss) per share were calculated as follows:

(In thousands, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Basic net income (loss) per Common Share
Net income (loss)	$1,536	$(54,469)	$5,624	$(105,635)
Preferred stock dividends	(477)	(391)	(1,279)	(1,448)

Net income (loss) available to common stockholders	$1,059	$(54,860)	$4,345	$(107,083)
Weighted average common shares outstanding—basic	35,756	35,269	35,722	34,920

Basic net income (loss) per common share	$0.03	$(1.56)	$0.12	$(3.07)

Diluted net income (loss) per Common Share
Net income (loss)	$1,536	$(54,469)	$5,624	$(105,635)
Preferred stock dividends	(477)	(391)	—	(1,448)

Net income (loss) available to common stockholders	$1,059	$(54,860)	$5,624	$(107,083)
Weighted average common shares outstanding—basic	35,756	35,269	35,722	34,920
Dilutive effect of convertible preferred stock	—	—	21,038	—
Dilutive effect of options and warrants	3,093	—	2,300	—

Weighted average common shares outstanding—diluted	38,849	35,269	59,060	34,920

Diluted net income (loss) per common share	$0.03	$(1.56)	$0.10	$(3.07)

Note 3. Comprehensive Income (Loss)

Comprehensive income combines net income (loss) and “other comprehensive items,” which represents certain amounts that are reported as components of stockholders’ equity in the accompanying balance sheet, including foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments, net of taxes and reclassification adjustments. During the third quarter of 2002 and 2001, the Company’s comprehensive income totaled $1.5 million and a comprehensive loss of $54.8 million, respectively. For the nine months ended September 30, 2002 and 2001, the Company’s comprehensive income was $6.5 million and a comprehensive loss of $106.3 million.

Note 4. Senior Credit Facility and Debentures Due to Affiliates

Senior Credit Facility

The Company entered into its Senior Credit Facility on March 29, 2002, which amended and restated the Company’s existing credit agreement with its senior lenders. Under the Senior Credit Facility, the Company is required to make an aggregate of $6.5 million and $8.0 million in principal payments in 2002 and 2003, respectively. The debt is due in full on January 2, 2004. Borrowings under the facility will bear interest at the lender’s base rate plus 2.0%, with the potential for the interest rate to be reduced 100 basis points upon Nextera achieving certain financial and operational milestones. In connection with the Senior Credit Facility, the Company agreed to pay a $0.9 million fee to the senior lenders over the next two years and issued the senior lenders additional warrants to purchase 400,000 shares of the Company’s Class A Common Stock at an exercise price of $0.60 per share, exercisable at the senior lenders’ sole discretion at any time prior to 18 months after payment in full of all of the Company’s obligations due under the Senior Credit Facility. The senior lenders can elect in their sole discretion to require the Company to redeem the warrants for a $0.2 million cash payment. An affiliate of Knowledge Universe, an entity that indirectly controls Nextera, has agreed to continue to guarantee $2.5 million of the Company’s obligations under the Senior Credit Facility. The Senior Credit Facility contains covenants related to the maintenance of financial ratios, extending employment agreements with certain key personnel (which begin to expire on December 31, 2002) by January 1, 2003, operating restrictions, restrictions on the payment of dividends, restrictions on cash (see note 1), and disposition of assets. The covenants were based on the Company’s operating plan for 2002 and 2003. The Company is engaged in ongoing discussions with the senior lenders with respect to its future liquidity requirements, debenture subordination terms and related matters. As of September 30, 2002, the Company was in compliance with the covenants contained in the Senior Credit Facility.

Debentures due to affiliates

On July 23, 2002, the Company exchanged $20.0 million of outstanding Series A Cumulative Convertible Preferred Stock for $21.3 million additional debentures due to affiliates, which included $1.3 million of accrued interest.

Note 5. Special Charges

The restructuring charges and their utilization as of September 30, 2002 are summarized as follows (in thousands):

					Utilized

							Reserves
	Balance at						established with	Balance at
	December	Q1 2002	Q2 2002	Q3 2002			the sale of	September
	31, 2001	charge	charge/credit	charge	Non-Cash	Cash	business unit*	30, 2002

Severance	$255	$—	$—	$—	$—	$(255)	$—	$—
Facilities	5,579	—	(740)	—	(1,025)	(2,158)	285	1,941
Fixed Assets and other asset write-downs	308	—	—	—	(120)	(520)	450	118

	$6,142	$—	$(740)	$—	$(1,145)	$(2,933)	$735	$2,059

*	In connection with the sale of the human capital consulting business (see note 7), a portion of the proceeds received in excess of the net assets acquired were used to establish restructuring reserves for liabilities and obligations relating to the human capital business that were not assumed by the buyer.

Of the $2.1 million of restructuring reserves recorded at September 30, 2002, approximately $1.2 million of cash is expected to be expended over the next twelve months, primarily related to real estate rental obligations and lease commitments, with the majority of the remainder expected to be paid over the following two years.

During the quarter ended June 30, 2002, the Company recorded a net reversal of $0.7 million of previously recorded restructuring reserves due to the favorable settlement of real estate rental obligations. The reversal had the effect of increasing diluted earnings per share by $0.01 for the second quarter of 2002 and the nine-month period ended September 30, 2002.

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

During the quarter ended June 30, 2001, the Company recorded special charges totaling $8.0 million, consisting of a $1.8 million severance charge associated with a headcount reduction of 60 professional and support personnel, primarily in the technology consulting services group; a $5.1 million charge to provide for the expected costs of exiting or reducing certain leased premises and an employee incentive-related expense of $1.1 million.

During the quarter ended September 30, 2001, the Company recorded $8.8 million of special charges for restructuring efforts. Included in this charge were $1.1 million severance charge associated with headcount reductions in the quarter; $3.5 million to provide for the expected costs of exiting or reducing certain leased premises; a $4.0 million write-down of assets, substantially fixed assets, and an employee incentive-related expense of $0.2 million.

Note 6. Other Expense

During the quarter ended September 30, 2002, the Company recorded an expense of $0.6 million to write down an investment to fair value which was offset in full by a $0.6 million gain relating to the reversal of reserves established as part of the Company’s sale of it’s human capital consulting business. During the quarter ended September 30, 2001, the Company recorded Other Expense of $6.0 million associated with the write down to fair market value of certain investments. For the nine months ended September 30, 2001, the write down of investments to fair market was $1.2 million.

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

Based on the Company’s review and an independent third party valuation, the Company does not believe that the currently existing goodwill is impaired. At September 30, 2002, total goodwill related to the Company’s economic consulting business was $77.5 million. Total goodwill amortization for the third quarter 2001 was $1.0 million and the total goodwill amortization for the nine months ended September 30, 2001 was $3.8 million. The following unaudited schedule reconciles net income (loss) per share amounts for the three and nine months ended September 30, 2002 and September 30, 2001 adjusted for SFAS 142 (in thousands, except per share data):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Net income (loss) as reported	$1,536	$(54,469)	$5,624	$(105,635)
Add back: Goodwill amortization	—	1,042	—	3,761

Adjusted net income (loss)	$1,536	$(53,427)	$5,624	$(101,874)

Basic earnings per common share:
Net Income (loss)	$0.03	$(1.56)	$0.12	$(3.07)
Goodwill amortization	—	0.03	—	0.11

Adjusted net income (loss) per common share, basis	$0.03	$(1.53)	$0.12	$(2.96)

Diluted earnings per common share:
Net Income (loss)	$0.03	$(1.56)	$0.10	$(3.07)
Goodwill amortization	—	0.03	—	0.11

Adjusted net income (loss) per common share, diluted	$0.03	$(1.53)	$0.10	$(2.96)

Note 9. Income taxes

The Company recorded no federal income tax expense for the three and nine months ended September 30, 2002 due to the availability of net operating loss carryforwards from prior years which are fully reserved.

Note 10. Related Party Transactions

On September 30, 2002, the Company received a $560,000 short-term loan for working capital purposes from an affiliate of its controlling stockholder. This loan, together with interest at the rate of 6.75%, was repaid on October 28, 2002.

During the quarter ended September 30, 2002, the Company recorded a $0.6 million charge for the write down of an investment in an entity which is affiliated with the Company’s controlling stockholder.

Note 11. Commitments and Contingencies

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

Overview

Nextera Enterprises exited the technology consulting business during the latter half of 2001 and sold its human capital consulting business (Sibson) on January 30, 2002. After the January 30, 2002 sale, Nextera Enterprises consists of Lexecon, one of the world’s leading economics consulting firms. For 25 years, Lexecon has provided law firms, corporations and regulatory agencies with expert analysis of complex economic issues in connection with legal and regulatory proceedings, strategic planning and other business activities.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 AND THREE MONTHS ENDED SEPTEMBER 30, 2001

Net Revenues. Net revenues decreased $13.1 million, or 40.3%, to $19.4 million for the three months ended September 30, 2002 from $32.4 million for the three months ended September 30, 2001. This decrease was primarily attributable to the sale of our human capital consulting business in January 2002 and, to a lesser extent, to the exiting of the technology consulting business in the second half of 2001. Net revenues from our economic consulting business increased $0.5 million from $18.9 million in the quarter ended September 30, 2001 to $19.4 million for the quarter ended September 30, 2002.

Gross Profit. Gross profit decreased 32.4% to $7.8 million for the three months ended September 30, 2002 from $11.6 million for the three months ended September 30, 2001. Gross profit as a percentage of net revenues increased to 40.4% for the three months ended September 30, 2002 from 35.6% for the three months ended September 30, 2001. The decrease in gross profit was primarily due to the sale of the human capital consulting group in January 2002, which had generated gross profit of $3.8 million in the second quarter of 2001. The gross profit of the economic consulting business increased from $7.5 million in the third quarter of 2001 to $7.8 million in the third quarter of 2002, primarily due to higher net revenues in the third quarter of 2002. The increase in gross profit as a percentage of net revenues was primarily attributed to the absence of the low gross margin from the technology consulting business. The economic consulting business gross profit as a percentage of net revenues increased to 40.4% for the three months ended September 30, 2002 from 39.9% in the third quarter of 2001, due to higher net revenues in the 2002 period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 52.7% to $4.4 million for the three months ended September 30, 2002 from $9.3 million for the three months ended September 30, 2001. As a percentage of revenues, such expenses decreased to 22.8% for the three months ended September 30, 2002 from 28.8% for the three months ended September 30, 2001. The decrease is attributable to the following components: a decrease of $0.7 million in selling and marketing expense; a $0.9 decrease in compensation, primarily relating to reduced support infrastructure due to exiting the technology consulting business in the second half of 2001 and the sale of the human capital consulting business in January 2002; a decrease of $1.2 million in general office expense, primarily bad debt expense, legal and audit expenses, and costs associated with equipment leases; a $1.9 million decrease in facility cost, attributed to the exiting of certain leased properties; and a $0.2 million decrease in development expenses, primarily recruiting expenses associated with the technology and human capital consulting businesses.

Goodwill Impairment. During the three months ended September 30, 2001, the Company recorded a $38.3 million goodwill impairment charge substantially related to the human capital consulting business and, to a much lesser extent, the technology consulting business.

Special Charges. The restructuring charges and their utilization as of and for the three months ended September 30, 2002 are summarized as follows (in thousands):

			Utilized

	Balance at June	Q3 2002			Balance at September
	30, 2002	charge	Non-Cash	Cash	30, 2002

Severance	$—	$—	$—	$—	$—
Facilities	3,693	—	(1,025)	(727)	1,941
Fixed Assets and other asset write-downs	367	—	(120)	(129)	118

	$4,060	$—	$(1,145)	$(856)	$2,059

Of the $2.1 million of restructuring reserves recorded at September 30, 2002, approximately $1.2 million of cash is expected to be expended over the next twelve months, primarily related to real estate rental obligations and lease commitments, with the majority of the remainder expected to be paid over the following two years.

During the quarter ended September 30, 2001, the Company recorded $8.8 million of special charges for restructuring efforts. Included in this charge were $1.1 million severance charge associated with headcount reductions in the quarter; $3.5 million to provide for the expected costs of exiting or reducing certain leased premises; a $4.0 million write-down of assets, substantially fixed assets, and an employee incentive-related expense of $0.2 million.

Interest Expense, Net. Interest expense, net decreased to $1.9 million for the three months ended September 30, 2002 from $2.4 million for the three months ended September 30, 2001. The decrease is primarily a result of lower outstanding debt under the Company’s Senior Credit Facility and lower associated bank fees.

Other Expense. During the quarter ended September 30, 2002, the Company recorded an expense of $0.6 million to write down of an investment to fair value which was offset in full by a $0.6 million gain relating to the reversal of reserves established as part of the Company’s sale of it’s human capital consulting business. During the quarter ended September 30, 2001, the Company recorded Other Expense of $6.0 million associated with the write down to fair market value of certain investments.

Income taxes. No federal tax expense was recorded for the three months ended September 30, 2002 due to the existence of net operating loss carryforwards from prior years which are fully reserved. No federal tax benefit was recorded during the three months ended September 30, 2001 due to the Company’s uncertainty associated with utilizing its net operating losses. State tax expense of $0.1 million was recorded in the three month quarter ending September 30, 2001.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 AND NINE MONTHS ENDED SEPTEMBER 30, 2001

Net Revenues. Net revenues decreased 44.8% to $58.4 million for the nine months ended September 30, 2002 from $105.7 million for the nine months ended September 30, 2001. This decrease was attributable to the sale of our human capital consulting business in January 2002 and, to a lesser extent, to the exiting of the technology consulting business in the second half of 2001. Net revenues from our economic consulting business decreased $1.2 million to $56.4 million in the nine months ended September 30, 2002 from $57.6 million in the nine months ended September 30, 2001 due to lower utilization of the professional staff resulting from the timing of project commencements and completions.

Gross Profit. Gross profit decreased 33.9% to $23.2 million for the nine months ended September 30, 2002 from $35.2 million for the nine months ended September 30, 2001. The decrease in gross profit was primarily due to the sale of the human capital consulting group in January 2002. The human capital consulting group gross profit decline in the first nine months of 2002 from the first nine months of 2001 was $11.6 million. The gross profit of the economic consulting business decreased from $23.4 million in the first nine months of 2001 to $22.4 million in the first nine months of 2002, primarily due to lower net revenues in the first nine months of 2002. Gross margin as a percentage of sales increased to 39.8% for the nine months ended September 30, 2002 from 33.3% for the nine months ended September 30, 2001. The increase in gross profit as a percentage of net revenues was primarily attributed to the absence of the low gross margin from the technology consulting business. The economic consulting business gross profit as a percentage of net revenues declined to 39.7% for the nine months ended September 30, 2002 from 40.6% in the first nine months of 2001 due to lower net revenues in the 2002 period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 62.1% to $13.4 million for the nine months ended September 30, 2002 from $35.4 million for the nine months ended September 30, 2001. As a percentage of revenues, such expenses decreased to 23.0% for the nine months ended September 30, 2002 from 33.5% for the nine months ended September 30, 2001. The decrease is attributable to the following components: a decrease of $4.6 million in selling and marketing expense, primarily travel; a $5.0 decrease in compensation, primarily relating to reduced support infrastructure due to the exiting of the technology consulting business in the second half of 2001 and the sale of the human capital consulting business in January 2002; a decrease of $4.6 million in general office expense, primarily bad debt expense, legal and audit expenses, and costs associated with equipment leases; a $6.6 million decrease in facility cost, attributed to the exiting of certain leased properties; and a $1.2 million decrease in development expenses, primarily recruiting expenses associated with the technology and human capital consulting businesses.

Goodwill Impairment. During the nine months ended September 30, 2001, the Company recorded a $64.9 million goodwill impairment charge related to the human capital and technology consulting businesses.

Special Charges. The restructuring charges and their utilization as of and for the nine months ended September 30, 2002 are summarized as follows (in thousands):

					Utilized

							Reserves
	Balance at						established with	Balance at
	December	Q1 2002	Q2 2002	Q3 2002			the sale of	September
	31, 2001	charge	charge/credit	charge	Non-Cash	Cash	business unit*	30, 2002

Severance	$255	$—	$—	$—	$—	$(255)	$—	$—
Facilities	5,579	—	(740)	—	(1,025)	(2,158)	285	1,941
Fixed Assets and other asset write-downs	308	—	—	—	(120)	(520)	450	118

	$6,142	$—	$(740)	$—	$(1,145)	$(2,933)	$735	$2,059

*	In connection with the sale of the human capital consulting business, a portion of the proceeds received in excess of the net assets acquired were used to establish restructuring reserves for liabilities and obligations relating to the human capital business that were not assumed by the buyer.

Of the $2.1 million of restructuring reserves recorded at September 30, 2002, approximately $1.2 million of cash is expected to be expended over the next twelve months, primarily related to real estate rental obligations and lease commitments, with the majority of the remainder expected to be paid over the following two years.

During the quarter ended June 30, 2002, the Company recorded a net reversal of $0.7 million of previously recorded restructuring reserves due to the favorable settlement of real estate rental obligations. The reversal had the effect of increasing diluted earnings per share by $0.01 for the second quarter of 2002 and the nine-month period ended September 30, 2002.

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

During the quarter ended June 30, 2001, the Company recorded special charges totaling $8.0 million, consisting of a $1.8 million severance charge associated with a headcount reduction of 60 professional and support personnel, primarily in the technology consulting services group; a $5.1 million charge to provide for the expected costs of exiting or reducing certain leased premises and an employee incentive-related expense of $1.1 million.

During the quarter ended September 30, 2001, the Company recorded $8.8 million of special charges for restructuring efforts. Included in this charge were $1.1 million severance charge associated with headcount reductions in the quarter; $3.5 million to provide for the expected costs of exiting or reducing certain leased premises; a $4.0 million write-down of assets, substantially fixed assets, and employee incentive-related expense of $0.2 million.

Interest Expense, Net. Interest expense, net decreased to $4.9 million for the nine months ended September 30, 2002 from $6.8 million for the nine months ended September 30, 2001. This decrease was primarily due to lower outstanding debt under the Company’s senior credit facility coupled with lower associated bank fees.

Other Expense. During the nine-months ended September 30, 2002, the Company recorded an expense of $0.6 million to write down an investment to fair value which was offset in full by a $0.6 million gain relating to the reversal of reserves established as part of the Company’s sale of it’s human capital consulting business. During the nine months ended September 30, 2001, the Company recorded Other Expense of $7.2 million associated with the write down to fair market value of certain investments.

Income taxes. No federal tax expense was recorded for the nine months ended September 30, 2002 due to the existence of net operating loss carryforwards from prior years which have been fully reserved. The Company recorded $0.1 million in state tax expense for the nine months ended September 30, 2002. No federal tax benefit was recorded during the nine months ended September 30, 2001 due to the Company’s uncertainty associated with utilizing its net operating losses. State tax expense of $0.5 million was recorded for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated working capital was $1.0 million on September 30, 2002, compared to a working capital deficit of $5.1 million on December 31, 2001. Included in working capital were cash and cash equivalents of $1.5 million and $4.5 million on September 30, 2002 and December 31, 2001, respectively.

Net cash used in operating activities was $2.4 million for the nine months ended September 30, 2002. The primary components of net cash used in operating activities was a decrease of $7.9 million in accounts payable and accrued expenses, due primarily to bonus payments and restructuring payments, and an increase of $5.7 million in accounts receivable. These cash outflows were primarily offset in part by net income of $5.6 million, an increase in other long-term liabilities of $1.8 million and non-cash items relating to depreciation and interest paid-in-kind of $3.6 million.

Net cash provided by investing activities was $12.0 million for the nine months ended September 30, 2002, substantially representing proceeds of $14.7 million received from the sale of the human capital consulting business offset by restricted cash of $2.1 million and the purchase of fixed assets of $0.6 million.

Net cash used in financing activities was $12.5 million for the nine months ended September 30, 2002. The primary components of net cash used in financing activities were $10.6 million of repayments under the Company’s Senior Credit Facility and $2.5 million of payments of other debt and capital leases obligations.

Effective March 29, 2002, the Company entered into the Senior Credit Facility with the Company’s senior lenders. Under the Senior Credit Facility, the Company agreed to permanently reduce the borrowings outstanding under the facility by $6.5 million in 2002 and by $8.0 million in 2003. The Senior Credit Facility matures on January 2, 2004. Borrowings under the facility will bear interest at the lender’s base rate plus 2.0%, with the potential for the interest rate to be reduced 100 basis points upon Nextera achieving certain financial and operational milestones. In connection with the Senior Credit Facility, the Company agreed to pay a $0.9 million fee to the senior lenders over the next two years and issued the senior lenders additional warrants to purchase 400,000 shares of the Company’s Class A Common Stock at an exercise price of $0.60 per share, exercisable at the senior lenders’ sole discretion at any time prior to 18 months after payment in full of all of the Company’s obligations due under the Senior Credit Facility. The senior lenders can elect in their sole discretion to require the Company to redeem the warrants for a $0.2 million cash payment. An affiliate of Knowledge Universe, an entity that indirectly controls Nextera, has agreed to continue to guarantee $2.5 million of the Company’s obligations under the Senior Credit Facility. The Senior Credit Facility contains covenants related to the maintenance of financial ratios, extending employment agreements with certain key personnel (which begin to expire on December 31, 2002) by January 1, 2003, operating restrictions, restrictions on the payment of dividends, restrictions on cash, and disposition of assets. The covenants were based on the Company’s operating plan for 2002 and 2003. The Company is engaged in ongoing discussions with the senior lenders with respect to its future liquidity requirements, debenture subordination terms and related matters. As of September 30, 2002, the Company was in compliance with the covenants contained in the Senior Credit Facility.

There is no assurance that the Company will be able to meet all future financial covenants or obtain extensions of the employment agreements of certain key personnel by January 1, 2003. Failure to achieve either of the above will place the Company in default of its bank covenants and could have a material adverse effect on the financial position of the Company. Moreover, if we are able to obtain extension of these employment contracts, the cost associated with the extensions could have a material adverse impact on the financial condition of the Company.

The terms of the Senior Credit Facility require the Company to restrict a portion of its cash on a monthly basis based on earned bonus amounts in order that a certain percentage of projected earned bonus amounts is escrowed or paid by the end of 2002. The escrowed funds may only be used by the Company to pay specified bonuses and the restrictions on cash reduce the Company’s liquidity. At September 30, 2002, Nextera had $2.1 million of cash subject to these escrow arrangements.

Factors That May Affect Our Future Performance

You should carefully consider the following risk factors in your evaluation of our company. If any of the following risks actually occur it could materially harm our business and impair the price of our stock.

We heavily depend on a small number of senior consulting executives and other key personnel, and the loss of any of them may damage or result in the loss of client relationships and cause our business and reputation to suffer.

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

Under our Senior Credit Facility, by January 1, 2003 we must obtain extensions of employment agreements of certain key employees through December 31, 2004. Negotiations with certain of the key employees have occurred and are continuing, but no agreement regarding the terms of any such extension have been reached. Failure to extend the employment agreements constitutes an event of default under the Senior Credit Facility and the senior lenders would be entitled to exercise any remedy available to them, including acceleration of amounts due. Such an occurrence would materially and adversely affect our operations and financial condition. Moreover, if we are able to obtain extensions of these employment contracts, the cost associated with the extensions could have a material adverse impact on the financial condition of the Company.

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

We may be unable to comply with certain covenants under our Senior Credit Facility

The Company entered into the Senior Credit Facility on March 29, 2002, which amended and restated the Company’s existing credit agreement with its senior lenders. Under the Senior Credit Facility, the Company is required to make an aggregate of $6.5 million and $8.0 million in principal payments in 2002 and 2003, respectively. The debt is due in full on January 2, 2004. Additionally, the Company is required to comply with certain financial and operational covenants. Borrowings under the Senior Credit Facility will bear interest at the lender’s base rate plus 2.0%, with the potential for the interest rate to be reduced 100 basis points upon Nextera achieving certain financial and operational milestones. If the Company fails to comply with the covenants contained in the Senior Credit Facility, the interest rate could increase 200 basis points. Additionally, failure of the Company to comply with such covenants, to obtain extensions of employment agreements with certain key personnel (which begin to expire on December 31, 2002), or to make all principal and interest payments to the senior lenders as they become due and payable would be events of default under the Senior Credit Facility and the senior lenders would be entitled to exercise any remedy available to them, including acceleration of all amounts outstanding under the Senior Credit Facility and related costs and expenses. Such an occurrence would materially and adversely affect our operations and financial condition. Please see Part I, Item 2 — Liquidity and Capital Resources.

High Levels of Debt Could Adversely Affect Our Business and Financial Condition

We have very high levels of debt in relation to the size of our business. As of September 30, 2002, we had $27.8 million of outstanding indebtedness under our Senior Credit Facility, $8.5 million of which was classified as a current liability. In addition, as of September 30, 2002, we had $46.6 million of outstanding indebtedness under debentures payable to affiliates.

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

There are several requirements for the continued listing of our Class A Common Stock on the Nasdaq SmallCap Market including, but not limited to, a minimum stock bid price of $1.00 per share. On February 14, 2002, we received notification from the Nasdaq National Stock Market (“Nasdaq”) that we had failed to maintain a minimum bid price of $1.00 for 30 consecutive days and would be delisted from the Nasdaq National Market unless by May 15, 2002 we complied with the minimum bid price requirement for at least 10 consecutive days. Prior to May 15, 2002, we submitted an application to trade on the Nasdaq SmallCap Market, and on June 3, 2002, we began trading on the Nasdaq SmallCap Market. The Nasdaq SmallCap Market extended us a 180-day grace period to comply with the $1.00 minimum bid price requirement, which expired on August 13, 2002. We received a further 180-day grace period to comply with the $1.00 minimum bid price requirement from the Nasdaq SmallCap Market, which extension will expire on February 13, 2003. If we are unable to satisfy the $1.00 minimum bid price requirement by February 13, 2003, our common stock will be subject to delisting by Nasdaq.

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

We have in the past derived, and may in the future derive, a significant portion of our net revenues from a relatively limited number of clients. To the extent that any client or industry uses less of our services or terminates its relationship with us, our revenues could decline accordingly. Lexecon’s 10 largest clients in 2001 accounted for approximately 38% of its net revenues. One client accounted for 17% of its net revenues in 2001. No client represented greater than 10% of net revenues for nine months ended September 30, 2002.

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

We have a history of losses

Since our inception in February 1997, we have incurred, on an historical basis, net losses of $3.0 million and $17.2 million for the years ended December 31, 1997 and 1998, net income of $3.1 million for the year ended December 31, 1999 and net losses of $24.0 million and $117.5 million for the years ended December 31, 2000 and 2001. Although we have achieved net income in the first nine months of 2002, there can be no assurances that we will obtain or sustain profitability in the future.

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

Loss of or limitations on our net operating loss carryforward.

The Company has a substantial net operating loss carryforward that may be used in the future to reduce the Company's federal tax liability. The Company established a full valuation allowance against the net operating loss carryforward, along with all other deferred tax assets to reflect the uncertainty of the recoverability of this asset. The utilization of this asset in the future is dependent upon the Company having positive earnings. Furthermore, the likelihood of an annual limitation on our ability to utilize our net operating loss carryforward to offset future U.S. federal taxable income is increased by (i) the issuance of certain convertible preferred stock, options, warrants or other securities exercisable for common stock, (ii) changes in our equity ownership occurring in the last three years and (iii) potential future changes in our equity ownership. The amount of an annual limitation can vary significantly based on certain factors existing at the date of the ownership change. If such limitations were imposed, they could have a material adverse impact on our results of operations and cash flows.

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

As of September 30, 2002, our intangible assets, net of accumulated amortization, were approximately $77.5 million. Intangible assets at September 30, 2002, net of accumulated amortization, included $77.0 million of goodwill and $0.5 million for intangibles relating to personnel. Intangible assets had been amortized by us on a straight-line basis principally over 40 years for goodwill and over five years for intangibles relating to personnel. We ceased amortizing goodwill and intangible assets relating to personnel commencing January 1, 2002 in accordance with Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company is exposed to changes in interest rates primarily from our senior credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the interest rate yield curve would not have a material adverse effect on interest sensitive financial instruments at September 30, 2002.

Foreign Currency Risk

Currently, substantially all of the Company’s sales and expenses are denominated in U.S. dollars and as a result we have not experienced significant foreign exchange gains and losses to date.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On June 13, 2002, an annual meeting of the stockholders of Nextera was held in Cambridge, Massachusetts. At the meeting, each director that was a member of the Board of Directors immediately prior to the Annual Meeting was re-elected. The matters voted upon and the votes cast at the annual meeting were as follows:

Election of Directors	Votes For	Votes Withheld

Gregory J. Clark	61,807,577	172,093
Ralph Finerman	61,806,319	173,351
Steven B. Fink	61,615,478	364,192
Keith D. Grinstein	61,343,686	635,984
Stanley E. Maron	61,804,227	175,443
Richard V. Sandler	61,708,133	271,537
Richard L. Sandor	61,423,497	556,173
David Schneider	61,308,030	671,640
Karl L. Sussman	61,808,516	171,154

			Votes		Broker
Other Matters Voted Upon		For	Against	Abstentions	Non-Votes

1.	Approval of an amendment and restatement of the Amended and Restated 1998 Equity Participation Plan of Nextera Enterprises, Inc. to increase the total number of shares authorized for issuance thereunder from 19,000,000 to 38,000,000.	49,933,789	2,085,789	123,683	0

2.	Ratification of the selection of Ernst & Young LLP as the independent auditors for the fiscal year ending December 31, 2002.	61,487,578	87,376	404,716	0

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     10.1 Funding Agreement dated as of September 27, 2002 among Nextera Enterprises, Inc., Fleet National Bank, Bank of America, N.A. and Knowledge Enterprises, Inc.

     10.2 Exchange Debenture of Nextera Enterprises, Inc. in the principal amount of $21,292,550.00 dated as of July 23, 2002.

     10.3 Guarantee and Security Agreement dated as of July 23, 2002 among Nextera Enterprises, Inc., Knowledge Universe, Inc. and the entities listed on the signature pages thereto.

     10.4 Subordination Agreement dated as of July 23, 2002 among Nextera Enterprises, Inc., Knowledge Universe, Inc. and Knowledge Universe Capital Co., LLC.

(b)  Reports on Form 8-K

On August 14, 2002, the Company filed a report on Form 8-K disclosing the certification of the Form 10-Q by the Company’s Chief Executive Officer and Chief Financial Officer for the quarterly period ending June 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTERA ENTERPRISES, INC. (Registrant)
Date:	November 14, 2002	By: /s/ David M. Schneider David M. Schneider Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

NEXTERA ENTERPRISES, INC. (Registrant)
Date:	November 14, 2002	By: /s/ Michael P. Muldowney Michael P. Muldowney Chief Financial Officer (Principal Financial and Accounting Officer)

I, David M. Schneider, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Nextera Enterprises, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By: /s/ David M. Schneider Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

I, Michael P. Muldowney, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Nextera Enterprises, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By: /s/ Michael P. Muldowney Chief Financial Officer (Principal Financial and Accounting Officer)