Form 10-K
period 2002-12-31
NEXTERA ENTERPRISES INC
filed 2003-03-31
CIK 1070534

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 0-25995

Nextera Enterprises, Inc.

(Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation)	95-4700410 (I.R.S. Employer Identification No.)

4 Cambridge Center, 3rd floor, Cambridge, Massachusetts (Address of Principal Executive Offices)	02142 (Zip Code)

(617) 715-0200

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $0.001 par value
(Title of Class)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐     No ☑

          As of March 21, 2003, the aggregate market value of the registrant’s Class A voting stock held by non-affiliates of the registrant was approximately $5,899,723, based on the closing price of the Company’s Class A Common Stock on the Nasdaq SmallCap Market on March 21, 2003 of $0.28 per share.

          As of March 21, 2003, 30,025,441 shares of registrant’s Class A Common Stock, $0.001 par value, were outstanding and 3,844,200 shares of registrant’s Class B Common Stock, $0.001 par value, were outstanding.

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

      Forward-looking statements are based on many factors that may be outside our control, causing actual results to differ materially from those suggested. These factors include, but are not limited to, those discussed under the caption “Item 1. Business — Factors That May Affect Our Future Performance.” New factors emerge from time to time, and it is not possible for us to predict all these factors nor can we assess the impact of these factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on forward-looking statements as a prediction of actual results.

PART I

Item 1.     Business

Overview

      Nextera Enterprises exited the technology consulting business during the latter half of 2001 and sold its human capital consulting business (Sibson) on January 30, 2002. After the January 30, 2002 sale, Nextera Enterprises consists of Lexecon, one of the world’s leading economics consulting firms. For more than 25 years, Lexecon has provided law firms, corporations and regulatory agencies with expert analysis of complex economic issues in connection with legal and government proceedings, strategic planning and other business activities.

      Lexecon was founded in 1977. Lexecon’s clients include major law firms and the corporations that they represent, government and regulatory agencies, public and private utilities and national and multinational corporations.

      Lexecon’s services involve the application of economic, financial and public policy principles to marketplace issues in a large variety of industries. The firm’s services fall into three broad areas: litigation support, public policy studies and business consulting.

      Litigation Support: Lexecon provides expert witness testimony, economic analyses, and other litigation-related services in adversarial proceedings in courts and before regulatory bodies, arbitrators and international trade organizations. The firm applies economic principles in understanding the specific features of its client’s business and the competitive and regulatory context in which it operates. Antitrust is Lexecon’s traditional area of expertise within the litigation support arena where it provides expert advice and written and live testimony in antitrust proceedings. Litigation support also encompasses financial litigation where the analysis focus ranges from securities fraud to market manipulation and other areas as well. Litigation support is Lexecon’s most significant practice area in terms of total revenue, earnings and personnel.

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

      Business Consulting: Lexecon assists corporate clients in analyzing business and strategic issues outside the context of litigation or regulation. Lexecon consults on the likely competitive impact of proposed mergers, assessing the possible reaction of regulatory agencies, competitors and customers to potential business combinations. Lexecon also advises on pricing and other strategic decisions, such as entry into new business areas, addition of new production capacity, and by helping firms assess how competitors are likely to react and how these events would affect the nature of future competition.

Industry Background

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

Our Advantage

      Lexecon has been a leader in the application of economic theory to legal, regulatory and business issues since the firm’s founding in 1977. Since that time, Lexecon has expanded its service offerings from traditional antitrust litigation to include a broad range of issues including securities, public policy matters, damage analysis, and business strategy.

      Lexecon’s continued success is due to its ability to produce high quality economic analysis on a timely basis and its ability to present and defend this analysis effectively. Lexecon’s staff are experts at identifying the key issues in a case; analyzing these issues using the appropriate methods (which frequently involves the use of sophisticated statistical techniques); and presenting the results of the analysis in a clear and coherent manner. Lexecon’s reputation for high quality economic analysis is reflected in the fact that a high percentage of its new projects are from law firms and corporations that have retained the firm previously. In 2002, 92% of Lexecon’s net revenues were derived from previous clients.

      Lexecon’s staff includes over 150 professional consultants, analysts, and practice support, of which approximately half have a Ph.D. or master level degree. Lexecon’s staff and affiliate relationships also include many distinguished academics.

      As a result of years of experience, Lexecon has developed a sophisticated knowledge of the economics and institutional structures in a variety of industries and array of legal and regulatory matters.

Client Profile

      Lexecon’s clients include major law firms; domestic and foreign corporations; and governments and government agencies. Lexecon’s 10 largest clients accounted for approximately 35% of its net revenues for the year ended December 31, 2002 and 38% for the year ended December 31, 2001. One client accounted for 17% of Lexecon’s net revenues in 2001. No one client represented more than 10% of Lexecon’s net revenues in 2002.

Competition

      The economic and business consulting industry has a large number of competitors comprised of economic consulting firms, individual academics, accounting firm consulting practices, and general management consulting firms. We believe the principal competitive factors in our industry are reputation, analytical ability of our professional staff, client service, and industry expertise. We believe that we compete favorably with respect to these factors. However, some of our competitors have significantly greater financial and marketing resources and greater name recognition than Lexecon. We also face competition in our efforts to recruit and retain professional staff.

Employees

      As of December 31, 2002, Nextera had 228 employees, including 156 consultants, analysts and practice support. None of our employees are represented by a union or subject to a collective bargaining agreement. We believe that our relations with our employees are good.

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

      Our success is highly dependent upon the efforts, abilities, business generation capabilities and project execution skills of a limited number of senior consulting executives and other key personnel. This dependence is particularly important to our business because personal relationships and reputations are a critical element of obtaining and maintaining client engagements. The loss of the services of any of these persons for any reason could have a material adverse effect on our reputation and our ability to secure and complete engagements. Several of our senior consulting executives that are responsible for substantially all of our business are subject to employment and/or non-compete agreements. Additionally, there are some senior consulting executives whose contracts have already expired or will expire during 2003. We may not be able to retain these persons or to attract suitable replacements or additional personnel if necessary. We generally do not maintain key person life insurance coverage for our employees other than certain key management and consulting personnel.

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

We may not be able to obtain the additional capital necessary for us to fund the payments necessary for us to be able to extend the employment and non-compete agreements with two key service providers, including our Chief Executive Officer. In addition, if we are able to raise additional capital, the terms of any additional capital may be unfavorable to us or our stockholders.

      We have entered into employment and non-compete agreements with our two key service providers: Daniel Fischel, our Chief Executive Officer, and Dennis Carlton. These agreements currently expire on July 15, 2003. In order for us to extend these agreements through January 15, 2004, we will need to make aggregate payments to Messrs. Fischel and Carlton of approximately $3.5 million (including interest) by July 15, 2003 plus an additional $1.6 million prior to December 31, 2003. In order for us to further extend these agreements from January 16, 2004 through December 31, 2008, we will need to make aggregate payments to Messrs. Fischel and Carlton of $20.0 million by January 15, 2004. We will require additional financing in amounts that we cannot determine at this time in order to make all of the payments required to extend these agreements to December 31, 2008. We expect that we will need to raise funds through one or more public or private financing transactions.

      If funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders may be reduced and the holders of new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through a bank credit facility or the issuance of debt securities, the holder of this indebtedness would have rights senior to the rights of the holders of our common stock and the terms of this indebtedness could impose restrictions on our operations. If we need to raise additional funds, we may not be able to do so on terms favorable to us, or at all. If we cannot raise adequate funds on acceptable terms, we may be unable to extend the employment and non-compete agreements and lose the continued services of Messrs. Fischel and Carlton. In such event, our operations and financial condition would be materially and adversely affected.

High levels of debt could adversely affect our business and financial condition

      We have very high levels of debt in relation to the size of our business. As of December 31, 2002, we had $27.2 million of outstanding indebtedness under our Senior Credit Facility, $4.7 million of which was classified as a current liability. In addition, as of December 31, 2002, we had $47.7 million of outstanding indebtedness under debentures payable to affiliates.

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

      We may not have sufficient future cash flows to meet our debt payments or other obligations, such as payments to employees, and may not be able to refinance any of our debt at maturity.

We may be unable to comply with certain covenants under our Senior Credit Facility which could result in an acceleration of amounts due and the commencement of foreclosure proceedings.

      The Company entered into the Second Amended and Restated Credit Agreement (Senior Credit Facility) on December 31, 2002, with its senior lenders. Under the Senior Credit Facility, the Company is required to make principal payments of $4.7 million in each of 2003 and 2004. The debt is due in full on January 1, 2005. Additionally, the Company is required to comply with certain financial and operational covenants. Borrowings under the Senior Credit Facility will bear interest at the lender’s base rate plus 2.0%, with the potential for the interest rate to be reduced 50 basis points upon Nextera achieving certain financial and operational milestones. If the Company fails to comply with the covenants contained in the Senior Credit Facility, the interest rate could increase 200 basis points. Additionally, such an event may permit the senior lenders to accelerate the maturity of the Senior Credit Facility and foreclose on the assets of the Company.

We face possible delisting from the Nasdaq SmallCap Market, which would result in a limited public market for our Class A Common Stock, and may adversely affect the price and trading volume of our Class A Common Stock.

      There are several requirements for the continued listing of our Class A Common Stock on the Nasdaq SmallCap Market including, but not limited to, a minimum stock bid price of $1.00 per share. On February 14, 2002, we received notification from the Nasdaq National Stock Market (Nasdaq) that we had failed to maintain a minimum bid price of $1.00 for 30 consecutive days and would be delisted from the Nasdaq National Market unless by May 15, 2002 we complied with the minimum bid price requirement for at least 10 consecutive days. Prior to May 15, 2002, we submitted an application to trade on the Nasdaq SmallCap Market, and on June 3, 2002, we began trading on the Nasdaq SmallCap Market.

      The Nasdaq SmallCap Market extended us a 180-day grace period to comply with the $1.00 minimum bid price requirement, which expired on August 13, 2002. We received a further 180-day grace period to comply with the $1.00 minimum bid price requirement from the Nasdaq SmallCap Market, which extension expired on February 13, 2003. On March 19, 2003, we received a further 90-day extension, or until May 12, 2003, to regain compliance with the minimum bid price requirement. Nasdaq announced a proposal on January 30, 2003 that would extend the time for companies listed on the Nasdaq SmallCap Market to comply with the $1.00 minimum bid price requirement from 180 days to up to 540 days, provided that compliance with other listing requirements is maintained. This proposal is subject to the review and approval of the Securities and Exchange Commission.

      The Company believes that it may qualify for a further 270-day extension beyond May 12, 2003 to comply with the $1.00 minimum bid price requirement if the Nasdaq proposal is approved. However, there are no assurances that this proposal will be approved by the SEC or, if approved, that it will not be modified by the SEC in a manner that would shorten the proposed extension or prevent Nextera from qualifying for any extension. Additionally, even if the extension is approved and we are able to qualify for it, we may be unable to comply with the other requirements for continued listing. If we are unable to satisfy the $1.00 minimum bid price requirement within the time set by Nasdaq or if we are unable to meet the other requirements for continued listing, our common stock will be subject to delisting by Nasdaq. If our common stock is delisted, trading our stock may become more difficult and our stock price could decrease even further. If our common stock is not listed on Nasdaq, many potential investors will not purchase our common stock, which would further limit the trading market for our common stock.

      The Company currently believes that it is in the interest of shareholders to maintain listing on Nasdaq and for the share price of our common stock to increase so as to potentially increase its trading liquidity and attract investment by institutional funds and investors that are currently prevented from investing in our common stock at current price levels. An alternative which the Company may consider is the possibility of asking our shareholders to authorize a reverse stock split of the Company’s common stock. However, our shareholders may not approve a reverse stock split, or if a reverse stock split is approved and completed, it may not result in a sustained minimum bid price for our common stock sufficient to prevent delisting nor can there be any assurances that the price of our common stock after a reverse stock split will rise in proportion to the reduction in the number of shares of our common stock outstanding after a reverse stock split becomes effective. Additionally, even if a reverse stock split has the effect of increasing the price of our common stock, a broader or more liquid market for our stock may not develop. The lasting effects of a reverse stock split are unknown and the effects of reverse stock splits for companies in similar situations as ours is varied.

We may not successfully compete with our competitors, including the retention of our professional consultants, which could result in reduced revenues and operating profits.

      The economic and business consulting industry has a large number of competitors comprised of economic consulting firms, individual academics, other accounting firm consulting practices, and general management consulting firms. We believe the principal competitive factors in our industry are reputation, the analytical ability of our professional staff, client service, and industry expertise. We believe that we compete favorably with respect to these factors, however, some of our competitors have greater financial and marketing resources and greater name recognition than Lexecon. Because our business involves the delivery of professional services, our success depends upon our ability to attract, retain, motivate and train highly skilled consultants. We also face competition in our efforts to recruit and retain professional staff. If Lexecon is not successful in competition with its rivals, including the retention of consultants, it could impair our ability to effectively manage and complete our client projects and secure future client engagements, and as a result our reputation could suffer and our future revenues and operating profits could decline.

      Even if we are able to retain our current consultants and expand the number of our qualified consultants, the resources required to attract, retain, motivate and train these consultants could adversely affect our operating profits.

Nextera Enterprises Holdings owns 69.0% of our voting stock and can control matters submitted to our stockholders and its interests may be different from yours.

      Nextera Enterprises Holdings owns 8,810,000 shares of Class A Common Stock and 3,844,200 shares of Class B Common Stock, which together represent approximately 69.0% of the voting power of our outstanding common stock. The Class A Common Stock entitles its holders to one vote per share, and the Class B Common Stock entitles its holders to ten votes per share, on all matters submitted to a vote of our stockholders, including the election of the members of the Board of Directors. Accordingly, Nextera Enterprises Holdings will be able to determine the disposition of all matters submitted to a vote of our stockholders, including mergers, transactions involving a change in control and other corporate transactions and the terms thereof. In addition, Nextera Enterprises Holdings will be able to elect all of our directors. This control by Nextera Enterprises Holdings could materially adversely affect the market price of the Class A Common Stock or delay or prevent a change in control of our company.

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

We have a history of losses and there is no assurance that we can achieve or sustain profitability in the future.

      Since our inception in February 1997, we have incurred, on an historical basis, net losses of $3.0 million and $17.2 million for the years ended December 31, 1997 and 1998 and net losses of $24.0 million and $117.5 million for the years ended December 31, 2000 and 2001.

      As a result, it is possible that we may not obtain net income in the future.

If we fail to meet our clients’ expectations, we could damage our reputation and have difficulty attracting new business and our engagements may result in professional liability.

      Our client engagements often involve projects that are complex and critical to the operation of a client’s business and involve difficult analytical assignments that carry risks of professional and other liability. Many of our engagements involve matters that could have a severe impact on the client’s business, cause the client to lose significant amounts of money, or prevent the client from pursuing desirable business opportunities. Our failure or inability to meet a client’s expectations, or the law firm that engaged us, in the performance of our services could result in litigation against us and damage to our reputation, which could adversely affect our ability to attract new business from that client or others. In addition, if we fail to perform adequately on a project, a client could refuse to pay or sue us for economic damages which could further damage our reputation or cause a reduction in future revenues and operating profits. Litigation alleging that we performed negligently or otherwise breached our obligations to the client could expose us to significant liabilities and tarnish our reputation.

We have relied and may continue to rely on a limited number of clients and industries for a significant portion of our revenues and, as a result, the loss of or a significant reduction in work performed for any of them could result in reduced revenues.

      We have in the past derived, and may in the future derive, a significant portion of our net revenues from a relatively limited number of clients. To the extent that any client or industry uses less of our services or terminates its relationship with us, our revenues could decline accordingly. Lexecon’s 10 largest clients accounted for approximately 35% and 38% of its net revenues for the years ended December 31, 2002 and 2001, respectively. No client represented greater than 10% of Lexecon’s net revenues for the year ended December 31, 2002.

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

      Our operating results have varied significantly from quarter to quarter and may continue to do so in the future. Our quarterly financial results could be impacted significantly by the timing, mix and number of active client projects commenced and completed during a quarter, the variations in utilization rates and average billing rates for our consultants and the accuracy of our estimates of resources required to complete our ongoing projects. Our operating expenses are based on anticipated revenue levels in the short-term, are relatively fixed, and are incurred throughout the quarter. As a result, if expected revenues are not realized as anticipated, our quarterly and yearly financial results could be materially harmed.

Government regulation and legal uncertainty relating to our markets could result in decreased demand for our services, increased costs or otherwise harm our business causing a reduction in revenues and operating income.

      We derive a substantial amount of our net revenues from economic and litigation consulting services related to antitrust matters, public policy and regulatory matters, mergers and acquisitions and securities matters. A substantial portion of these net revenues were derived from engagements relating to United States antitrust and securities laws. Changes in these laws, changes in judicial interpretations of these laws or less vigorous enforcement of these laws by the United States Department of Justice, the United States Federal Trade Commission or other federal agencies as a result of changes in philosophy, political decisions, priorities or other reasons could materially reduce the magnitude, scope, number or duration of engagements available to us in these areas.

      In addition, adverse changes in general economic conditions or conditions influencing merger and acquisition activity could have a continued adverse impact on engagements in which we assist clients in connection with these types of transactions. Any reductions in the number of our securities, antitrust and mergers and acquisitions consulting engagements could cause a reduction in our revenues and operating income.

If a large client project or a significant number of other client projects are terminated or reduced, or if we do not attract a sufficient number of new projects, we may have a large number of employees who are not generating revenue.

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

      We have a substantial net operating loss carryforward that may be used in the future to reduce our federal tax liability. We established a full valuation allowance against the net operating loss carryforward, along with all other deferred tax assets, to reflect the uncertainty of the recoverability of this asset. The utilization of this asset in the future is dependent upon the Company having positive earnings. Furthermore, the likelihood of an annual limitation on our ability to utilize our net operating loss carryforward to offset future U.S. federal taxable income is increased by (i) the issuance of certain convertible preferred stock, options, warrants, or other securities exercisable for common stock, (ii) changes in our equity ownership occurring in the last three years and (iii) potential future changes in our equity ownership. The amount of an annual limitation can vary significantly based on certain factors existing at the date of an ownership change. If such limitations were imposed, they could have a material adverse impact on our results of operations and cash flows.

Potential conflicts of interests reduce the number of both potential clients and engagements.

      We provide economic and litigation consulting services primarily in connection with significant or complex transactions, disputes or other matters that are usually adversarial or that involve sensitive client information. Our engagement by a client to provide such services frequently precludes us from accepting engagements with other entities involved in the same matter. In addition, we may decide to decline engagements due to clients’ expectations of loyalty, perceived conflicts of interests or other reasons. Furthermore, potential clients may decline to request our services due to perceptions of loyalty, perceived conflicts of interests or other reasons based on matters we may be currently working on or may have worked on in the past. Accordingly, the number of both potential clients and potential engagements is limited, particularly in the economic consulting and litigation services markets.

Potential write-off of goodwill and other intangible assets relating to personnel could reduce our operating results.

      As of December 31, 2002, our intangible assets were approximately $77.5 million. Intangible assets at December 31, 2002, included $77.0 million of goodwill and $0.5 million for intangibles relating to personnel. Intangible assets had been amortized prior to 2002 on a straight-line basis principally over 40 years for goodwill and over five years for intangibles relating to personnel. We ceased amortizing goodwill and intangible assets relating to personnel commencing January 1, 2002 in accordance with Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

      In accordance with accounting guidelines, we are required to evaluate the recoverability of goodwill on an annual basis as well as when indications of possible impairment are present by reviewing the fair value of the goodwill and comparing such fair value to the carrying value of the associated goodwill. If goodwill becomes impaired, we will be required to write down the carrying value of the goodwill and incur a related charge to our operations. A write down of goodwill would result in a reduction in our operating results.

Our stock price may be volatile and you could lose all or part of your investment.

      We expect that the market price of our common stock will be volatile. Stock prices in our and similar industries have risen and fallen in response to a variety of factors, including:

•	quarter-to-quarter variations in operating results;

•	entering into, or failing to enter into or renew, a material contract;

•	acquisitions of, or strategic alliances among, companies within our industry;

•	changes in investor perceptions of the acceptance or profitability of consulting; and

•	market conditions in the industry and the economy as a whole.

      The market price for our common stock may also be affected by our ability to meet investors’ or securities analysts’ expectations. Any failure to meet these expectations, even slightly, may result in a decline in the market price of our common stock. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management’s attention and resources.

Provisions in our charter documents and Delaware law may delay or prevent an acquisition of us, which could decrease the value of our common stock.

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

Available Information

      Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports, are available free of charge on our internet website at http://www.nextera.com as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission. Information contained on our website is not part of this Annual Report on Form 10-K.

Item 2.	Properties

      Our corporate headquarters is located in Cambridge, Massachusetts in a leased facility. We also occupy leased office space in Chicago, Illinois and a second office in Cambridge, Massachusetts. We have office space in New York, New York; San Francisco, California; Rochester, New York, and Toronto, Canada, for which we are either subletting or attempting to sublet. We believe that our existing facilities are adequate to meet our current requirements and that suitable space will be available as needed on terms acceptable to us.

Item 3.	Legal Proceedings

      From time to time we are involved in legal proceedings, claims and litigation arising in the ordinary course of business, the outcome of which, in the opinion of management, would not have a material adverse effect on us.

Item 4.	Submission of Matters to a Vote of Security Holders

      None

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our Class A Common Stock, $0.001 par value per share, traded on the Nasdaq National Market from May 18, 1999 through June 2, 2002 and has traded on the Nasdaq SmallCap Market from and after June 3, 2002 under the symbol “NXRA.” The following table sets forth the high and low sale prices for our Class A Common Stock as reported by the Nasdaq National Market and the Nasdaq SmallCap Market in each of the four quarters of fiscal 2002 and 2001.

Period	High	Low

Calendar year — 2002
First Quarter	$0.73	$0.25
Second Quarter	$1.04	$0.30
Third Quarter	$0.80	$0.33
Fourth Quarter	$0.66	$0.28

	High	Low

Calendar year — 2001
First Quarter	$2.25	$0.59
Second Quarter	$1.11	$0.45
Third Quarter	$0.61	$0.12
Fourth Quarter	$0.50	$0.13

      As of March 21, 2003 there were 30,025,441 shares of Class A Common Stock outstanding held by approximately 262 holders of record.

      We have never paid or declared any cash dividends on our Common Stock and do not intend to pay dividends on our Common Stock in the foreseeable future. Additionally, our Senior Credit Facility currently prohibits the payment of dividends on our Common Stock. We intend to retain any earnings for use in the operation and expansion of our business.

Item 6.     Selected Financial Data

      The following tables contain selected consolidated financial data as of December 31 for each of the years 1998 through 2002 and for each of the years in the five-year period ended December 31, 2002. The selected consolidated financial data have been derived from our audited consolidated financial statements.

      When you read this summary, it is important that you read along with it the financial statements and related notes in our annual and quarterly reports filed with the Securities and Exchange Commission, as well as the section of our annual and quarterly reports titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31,	December 31,	December 31,	December 31,	December 31,
	2002(1)	2001(2)	2000(3)	1999(4)	1998(5)

	(dollar amounts in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$75,921	$132,146	$177,270	$173,698	$77,509
Cost of revenues	45,890	86,445	114,664	105,578	54,904

Gross profit	30,031	45,701	62,606	68,120	22,605
Selling, general and administrative expenses	18,243	44,064	61,066	44,975	23,103
Amortization expense	—	4,758	5,436	4,723	1,722
Goodwill impairment	—	72,538	—	—	—
Special charges (credit)	(740)	23,534	8,162	7,405	7,969

Income (loss) from operations	12,528	(99,193)	(12,058)	11,017	(10,189)
Interest expense, net	(6,747)	(10,128)	(7,773)	(8,836)	(6,723)
Other income (expense), net	—	(7,148)	(5,432)	—	—

Income (loss) before income taxes	5,781	(116,469)	(25,263)	2,181	(16,912)
Provision (benefit) for income taxes	113	1,054	(1,291)	(884)	243

Net income (loss)	$5,668	$(117,523)	$(23,972)	$3,065	$(17,155)
Preferred stock dividends	(1,347)	(1,846)	(98)	—	—

Net income (loss) applicable to common stockholders	$4,321	$(119,369)	$(24,070)	$3,065	$(17,155)

Net income (loss) per common share, basic	0.12	(3.41)	(0.69)	0.10	(1.14)
Net income (loss) per common share, diluted	0.11	(3.41)	(0.69)	0.10	(1.14)
Weighted average common shares outstanding, basic	35,730	35,034	35,121	29,990	14,997
Weighted average common shares outstanding, diluted	53,154	35,034	35,121	30,441	14,997

(1)	The 2002 results of operations include one month of the results of operations of Sibson & Company, which was sold in January 2002.

(2)	The 2001 results of operations include nine months of the results of operations of the technology consulting business, which was exited in October 2001.

(3)	The 2000 results of operations include eleven and one-half months of the results of operation of Cambridge Economics, Inc., which was acquired January 10, 2000.

(4)	The 1999 results of operations include the full year results of operations for Lexecon, Inc., which was acquired December 30, 1998, and seven months of the results of operations of the Economics Resource Group, Inc., which was acquired June 1, 1999.

(5)	The 1998 results of operations include four months of the results of operations of Sibson & Company, which was acquired August 31, 1998, nine months of the results of operations of Pyramid Imaging, Inc., which was acquired in March 1998, and the full year results of operations of Sigma Consulting LLC, which was acquired in January 1998.

      All years have been adjusted to reflect reimbursable expenses as net revenues and cost of sales in accordance with Emerging Issues Task Force Issue 01-14 “Income Statement Characterization of Reimbursement Received for “Out-of-Pocket Expenses” Incurred.”

	December 31,	December 31,	December 31,	December 31,	December 31,
	2002	2001	2000	1999	1998

	(dollar amounts in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,606	$4,465	$4,322	$7,011	$1,496
Working capital (deficit)	5,196	(5,140)	11,474	33,035	(62,399)
Total assets	107,218	121,182	234,102	226,762	176,691
Total short-term debt and capital lease obligations	5,424	17,118	13,962	938	82,487
Total long-term debt and capital lease obligations	70,996	48,245	52,468	56,798	55,749
Total stockholders’ equity	11,907	25,499	141,977	146,057	14,852

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company operates in one business segment, consulting services. During 2001, the Company enacted a restructuring plan to exit the technology consulting business and human capital consulting business and to focus on the strength of its economic consulting business. The technology consulting business was completely exited in the second half of 2001, primarily through the termination of consultants upon the completion of existing contracts and, to a lesser extent, the assignment of contracts and the workforce associated with those contracts to a third party. The human capital consulting business was sold to a third party on January 30, 2002. The Company currently consists of Lexecon, one of the world’s leading economics consulting firms.

      The Company generates net revenues by providing economic consulting services primarily under time and materials (including charges for the use of its computer system), and to a much lesser extent, fixed-price or capped-fee billing arrangements. Under time and materials billing arrangements, revenues are recognized as the services are performed. Revenues on fixed-price and capped-fee contracts are recognized using the percentage of completion method of accounting and are adjusted for the cumulative impact of any revision in estimates. We believe that the majority of our work will continue to be performed under time and materials billing arrangements. Net revenues include reimbursable expenses charged to clients. We typically bill on a monthly basis to monitor client satisfaction and manage our outstanding accounts receivable balances. Our net revenues are substantially derived from clients located in the United States.

      Gross profit is derived from net revenues less the cost of revenues, which includes salaries, bonuses and benefits paid to consultants. Our financial performance is primarily based upon billing margin (billable rate less the consultant’s cost) and personnel utilization rates (billable hours divided by standard available hours). We monitor our engagements to manage billing and utilization rates. Generally, clients are billed for expenses incurred by us on the clients’ behalf. In addition, we closely monitor and attempt to control expenses that are not passed through to our clients. Incentive compensation expenses paid to consultants have a large variable component relating to net revenues and gross profit and, therefore, vary based upon our ability to achieve our operating objectives.

      Selling, general and administrative expenses consist of salaries and benefits of certain senior management and other administrative personnel and training, information technology, marketing and promotional costs. These expenses are associated with our development of new business and with our management, finance, recruiting, marketing and administrative activities. Incentive compensation expenses for certain senior management also have a significant variable component relating to operating income and, therefore, vary based upon our ability to achieve our operating objectives.

      Our tax provisions historically vary from the federal statutory rate of 34% predominately due to valuation allowance adjustments, state and local taxes and nondeductible meal expenses.

Sale of Human Capital Consulting Business

      Effective January 30, 2002, the Company sold substantially all of the assets and certain liabilities of its human capital consulting business to a privately-held benefits, compensation and human resources consulting firm, for a total of $14.0 million in cash (subject to a working capital adjustment) and a potential future earnout based on operating results over the next two years. All consultants and support staff of the human capital consulting business were transferred to the acquiring company. The net assets sold, including unimpaired goodwill, were classified as “Assets held for sale” on the December 31, 2001 balance sheet.

      The human capital consulting business had revenues of $1.9 million, $43.4 million, and $67.5 million in 2002, 2001, and 2000, respectively. Income (loss) from operations of the human capital consulting group was $(0.3) million, $(50.1) million, and $0.1 million in 2002, 2001, and 2000, respectively. Approximately $40.5 million of the 2001 loss was due to goodwill impairment charges.

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

      The technology consulting business had revenues of $13.3 million and $47.4 million in 2001 and 2000, respectively. Loss from operations of the technology consulting business was $(51.2) million and $(24.1) million in 2001 and 2000, respectively. Approximately $32.0 million of the 2001 loss was due to goodwill impairment charges.

Series A Cumulative Convertible Preferred Stock

      On December 14, 2000, the Company entered into a Note Conversion Agreement with Knowledge Universe, Inc. (the Note Conversion Agreement). Under the terms of the Note Conversion Agreement, Knowledge Universe, Inc. converted $21.0 million of debentures into 210,000 shares of $0.001 par value Series A Cumulative Convertible Preferred Stock (Series A Preferred Stock). The Series A Preferred Stock bears dividends at a 10% rate from issuance through June 30, 2001 and at a 7% rate thereafter. Such dividends are payable quarterly in arrears in cash or, at the option of the Company, in additional nonassessable shares of Series A Preferred Stock.

      Effective July 23, 2002, the Company exchanged $20.0 million of Series A Preferred Stock into a debenture (the Exchange Debenture) with terms equivalent to those contained in the debentures exchanged for the Series A Preferred Stock on December 14, 2000. Solely for purposes of determining the principal amount of the Exchange Debenture, the Series A Preferred Stock was deemed to have accrued dividends at a rate equal to 12%, retroactive to December 14, 2000. Accordingly, the principal amount of the Exchange Debenture was $21.3 million on July 23, 2002. After the exchange of the Series A Preferred for the Exchange Debenture, $3.9 million of Series A Preferred Stock remained outstanding on July 23, 2002.

Acquisitions

      The Company was founded in February 1997 and focused on building its portfolio of practice areas primarily through selective acquisitions through January 2000 and, to a lesser extent, internal growth. Accordingly, our historical Consolidated Financial Statements include operating results of the acquired companies only from the effective date of each respective acquisition.

      Effective January 1, 2000, the Company acquired substantially all of the assets and certain liabilities of Cambridge Economics, Inc., a Massachusetts-based consulting firm that provides strategic, economic and business transformation and other services to a diverse group of domestic and international clients. Cambridge Economics was acquired for $8.4 million of cash and a $2.1 million promissory note due January 2002 that has been paid.

Results of Operations

      The following table sets forth our results of operations for the year ended December 31:

	2002		2001		2000

	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollar amounts in thousands)
Net revenues	$75,921	100%	$132,146	100%	$177,270	100%
Cost of revenues	45,890	60	86,445	65	114,664	65

Gross profit	30,031	40	45,701	35	62,606	35
Selling, general and administrative expenses	18,243	24	44,064	33	61,066	34
Amortization expense	—	—	4,758	4	5,436	3
Goodwill Impairment	—	—	72,538	55	—	—
Special charges (credit)	(740)	(1)	23,534	18	8,162	5

Income (loss) from operations	12,528	17	(99,193)	(75)	(12,058)	(7)
Interest expense, net	(6,747)	(9)	(10,128)	(8)	(7,773)	(4)
Other expense	—	—	(7,148)	(5)	(5,432)	(3)

Income (loss) before income taxes	5,781	8	(116,469)	(88)	(25,263)	(14)
Provision (benefit) for income taxes	113	—	1,054	1	(1,291)	(1)

Net income (loss)	$5,668	8%	$(117,523)	(89)%	$(23,972)	(13)%

Comparison of the Year Ended December 31, 2002 and the Year Ended December 31, 2001

      Net Revenues. Net revenues decreased 42.5% to $75.9 million for the year ended December 31, 2002 from $132.1 million for the year ended December 31, 2001. This decrease was attributable to a decrease in human capital and technology consulting revenues which declined $41.5 million and $13.3 million, respectively, due to the exiting of these two businesses. The economic consulting business also declined in 2002 by $1.4 million, or 1.9%, to $74.0 million from $75.4 million in 2001. The economic consulting business revenue decline is a function of the timing of the ending of existing project engagements and the beginning of new project engagements and the size of the respective engagements. Lexecon’s largest client in 2001, which accounted for 17% of Lexecon’s 2001 net revenues, only accounted for 3% of net revenues in 2002 due to the substantial completion of Lexecon’s work on this phase of the case. Work on additional phases may or may not occur. Revenues from new clients or increased revenues from existing clients offset the majority of the drop in net revenues from the prior year’s largest client. The utilization of economic consulting business consultants decreased to 68.5% in 2002 from 76.8% in 2001. Billing rates increased by approximately 7.9% in 2002 from 2001 and consultant headcount, the other component affecting net revenues other than utilization and billing rates, was fairly constant in 2002 and 2001. Lexecon’s annual revenue per professional in 2002 was $471,000 down 3.3% from $487,000 in 2001.

      Gross Profit. Gross profit decreased 34.3% to $30.0 million for the year ended December 31, 2002 from $45.7 million for the year ended December 31, 2001. Gross profit as a percentage of net revenues increased to 39.6% in 2002 from 34.6% in 2001. The decrease in gross profit was primarily due to the sale of the human capital consulting business in January 2002, which had generated gross profit of $15.9 million in 2001 compared to $0.8 million in 2002. The gross profit of the technology consulting business was $(0.8) in 2001. The gross profit of the economic consulting business decreased from $30.6 million in 2001 to $29.1 million in 2002, primarily due to lower net revenues in 2002 and higher fixed costs. The increase in gross profit as a percentage of net revenues was primarily attributed to the absence of the low gross margin technology consulting business in 2002. The economic consulting business gross profit as a percentage of net revenues decreased to 39.4% for the year ended December 31, 2002 from 40.6% for the year ended December 31, 2001 due to lower net revenues, as a result of lower utilization,in the year ended December 31, 2002, and increased fixed compensation costs.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $25.9 million, or 58.7%, to $18.2 million for the year ended December 31, 2002 from $44.1 million for the year ended December 31, 2001. As a percentage of net revenues, such expenses decreased to 24.0% in 2002 from 33.3% in 2001. The decrease is attributable to the following components: a decrease of $4.6 million in selling and marketing expense; a $6.1 million decrease in compensation, primarily relating to reduced support infrastructure due to exiting the technology consulting business in the second half of 2001 and the sale of the human capital consulting business in January 2002; a decrease of $6.1 million in general office expense, primarily bad debt expense ($2.6 million), legal and audit expenses ($1.0 million), and costs associated with equipment leases ($0.7 million); a $7.9 million decrease in facility cost, attributed to the exiting of certain leased properties; and a $1.2 million decrease in development expenses, primarily recruiting expenses associated with the technology and human capital consulting businesses.

      Goodwill Impairment. During 2001, the Company recorded a $72.5 million goodwill impairment charge. The technology consulting services goodwill charge was $32.0 million due to the exiting of the technology consulting business and the human capital consulting business charge was $40.5 million due to the decline in the value of the business directly related to the downturn in the economy. The impairment of the human capital services business was based on the sale price of the business excluding any contingent consideration that may be achieved in the future based on the performance of the human capital consulting business. No goodwill impairment was recorded in 2002.

      Amortization Expense. Amortization expense decreased from $4.8 million in 2001 to zero in 2002. The Company ceased amortizing goodwill and intangible assets relating to personnel commencing January 1, 2002 in accordance with Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

      Special Charges. During the year ended December 31, 2002, the Company recorded a net reversal of $0.7 million of previously recorded restructuring reserves due to the favorable settlement of real estate rental obligations. The reversal had the effect of increasing diluted earnings per share by $0.01 for the second quarter of 2002 and for the year ended December 31, 2002.

      The restructuring charges and their utilization in 2002 are summarized as follows (in thousands):

					Reserves
	Balance at		Utilized		established with	Balance at
	December 31,	2002			the sale of	December 31,
	2001	credit	Non-Cash	Cash	business unit(1)	2002

Severance	$255	$—	$—	$(255)	$—	$—
Facilities	5,579	(740)	(1,183)	(2,561)	285	1,380
Fixed Assets, other asset write-downs and other operating lease obligations	308	—	(120)	(554)	450	84

	$6,142	$(740)	$(1,303)	$(3,370)	$735	$1,464

(1)	In connection with the sale of the human capital consulting business, a portion of the proceeds received in excess of the net assets acquired were used to establish restructuring reserves for liabilities and obligations relating to the human capital business that were not assumed by the buyer.

      Of the $1.5 million of restructuring reserves recorded at December 31, 2002, approximately $1.0 million of cash is expected to be expended over the next twelve months, primarily related to real estate rental obligations and lease commitments, with the majority of the remainder expected to be paid over the following two years.

      During the quarter ended March 31, 2001, the Company approved actions to re-align and re-size the Company’s cost structure, primarily within the technology consulting services group, as a result of softening market conditions and reduced demand for technological services. As a result, the Company recorded special charges totaling $5.4 million, consisting of $1.6 million for severance, $0.6 million for the termination of certain Company initiatives, $0.8 million related to the costs of exiting or reducing certain leased premises, and $2.4 million related to certain employee retention incentives. The headcount reductions included 48 consultants and 7 administrative personnel.

      During the quarter ended June 30, 2001, the Company decided to re-align and re-size the Company’s cost structure. As a result, the Company recorded charges totaling $8.0 million, consisting of a $1.8 million severance charge associated with the second quarter’s headcount reduction of 60 professional and support personnel, primarily in the technology consulting business; a $5.1 million charge to provide for the expected costs of exiting or reducing certain leased premises and an employee retention incentive-related expense of $1.1 million.

      During the quarter ended September 30, 2001, the Company recorded $8.8 million of special charges for continued restructuring efforts. Included within this charge was $1.1 million of severance associated with headcount reductions in the quarter, $3.5 million to provide for the expected costs of exiting and reducing certain leased premises, a $4.0 million write-down of assets (primarily fixed assets) and leasehold improvements, and an employee retention incentive-related expense of $0.2 million.

      During the quarter ended December 31, 2001, the Company recorded $1.3 million of special charges. Included within this charge was $0.5 million of severance associated with headcount reductions in the quarter, $0.3 million to provide for the expected costs of exiting and reducing certain leased premises, and a $0.5 million write-down of assets (fixed assets).

      Interest Expense. Interest expense decreased 33.4% to $6.7 million for the year ended December 31, 2002 from $10.1 million for the year ended December 31, 2001. This decrease was primarily due to lower outstanding debt under the Company’s senior credit facility, which declined from an average balance of $44.2 million in 2001 to $29.4 million in 2002 as a result of debt repayments, coupled with steadily decreasing interest rates and lower associated bank fees.

      Other Expense. During 2002, the Company recorded an expense of $0.6 million to write down an investment in a company affiliated with Knowledge Universe to fair value which was offset in full by a $0.6 million gain relating to the reversal of reserves established as part of the Company’s sale of it’s human capital consulting business. Other expense was $7.1 million for the year ended December 31, 2001 relating to charges associated with the write down to fair value of certain investments. These investments were reviewed and written down to fair value when they were judged to be permanently impaired.

      Income taxes. The Company recorded income tax expense of $0.1 million for the year ended December 31, 2002 compared to $1.1 million for the year ended December 31, 2001. The 2002 expense relates to state and local taxes. The 2001 expense related to foreign and state taxes and an adjustment to the prior year tax accrual. Valuation allowances have been established at December 31, 2002 and 2001 relating to all deferred tax assets that must be realized through the generation of taxable income in future periods.

      Subsequent Events. In connection the execution of employment and non-compete contracts with Messrs. Fischel and Carlton, the Company anticipates incurring approximately $4.2 million in amortization charges during the first two quarters of 2003 and further anticipates incurring an additional $5.0 million in amortization charges in the last two quarters of 2003 if the Company elects to extend these agreements from July 16, 2003 to January 15, 2004.

      In connection with the resignation of David Schneider, the Company’s former Chief Executive Officer, in February 2003, the Company will incur a $1.9 million charge in the first quarter of 2003. Approximately $0.8 million relates to salary continuance until February 2004 and approximately $1.1 million relates to a non-cash charge for fully vested options, with an exercise price of $2.00 per share, which were previously being expensed over the anticipated service period. In accordance with his original employment agreement, Mr. Schneider was to be granted a bonus, if and only if the above mentioned options vested and became exercisable, equal to the exercise price of the options at the time of the exercise of the options. The portion of the option exercise price bonus not expensed at the time of Mr. Schneider’s resignation is required to be expensed immediately due to the accelerated vesting of the options which occurred as a result of Mr. Schneider’s resignation.

Comparison of the Year Ended December 31, 2001 and the Year Ended December 31, 2000

      Net Revenues. Net revenues decreased 25.5%, or $45.2 million, to $132.1 million for the year ended December 31, 2001 from $177.3 million for the year ended December 31, 2000. This decrease was attributable to a decrease in technology and human capital consulting revenues which declined $34.1 million and $24.2 million, respectively, due to decreased demand for such services. The decline in technology and human capital revenues were partially offset by a $13.1 million increase in economic consulting revenues.

      Gross Profit. Gross profit decreased 27.0% to $45.7 million for the year ended December 31, 2001 from $62.6 million for the year ended December 31, 2000. Gross profit as a percentage of net revenues decreased to 34.6% in 2001 from 35.3% in 2000. The decrease in gross profit directly correlates with the 25.5% decline in net revenues in 2001 from 2000. The decrease in gross profit as a percentage of net revenues was due primarily to the wind down and eventual exiting of the technology consulting business and due to higher compensation cost related to the economic consulting business.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 27.8% to $44.1 million for the year ended December 31, 2001 from $61.1 million for the year ended December 31, 2000. As a percentage of net revenues, such expenses decreased to 33.3% in 2001 from 34.4% in 2000. The decrease in spending resulted primarily from $6.8 million in lower sales and marketing spending, $4.8 million in lower general office expenses, $2.7 million in lower support staff compensation, and $2.9 million in lower spending in development, primarily recruiting. Substantially all of the above reductions were made in the technology and human capital consulting business in connection with the exiting of the technology consulting business and cost reductions in the human capital business due to the decline in the demand for such services.

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

      Special Charges. During the quarter ended March 31, 2001, the Company approved actions to re-align and re-size the Company’s cost structure, primarily within the technology consulting services group, as a result of softening market conditions and reduced demand for technological services. As a result, the Company recorded special charges totaling $5.4 million, consisting of $1.6 million for severance, $0.6 million for the termination of certain Company initiatives, $0.8 million related to the costs of exiting or reducing certain leased premises, and $2.4 million related to certain employee retention incentives. The headcount reductions included 48 consultants and 7 administrative personnel.

      During the quarter ended June 30, 2001, the Company decided to re-align and re-size the Company’s cost structure. As a result, the Company recorded charges totaling $8.0 million, consisting of a $1.8 million severance charge associated with the second quarter’s headcount reduction of 60 professional and support personnel, primarily in the technology consulting business; a $5.1 million charge to provide for the expected costs of exiting or reducing certain leased premises and an employee retention incentive-related expense of $1.1 million.

      During the quarter ended September 30, 2001, the Company recorded $8.8 million of special charges for continued restructuring efforts. Included within this charge was $1.1 million of severance associated with headcount reductions in the quarter, $3.5 million to provide for the expected costs of exiting and reducing certain leased premises, a $4.0 million write-down of assets (primarily fixed assets), and an employee retention incentive-related expense of $0.2 million.

      During the quarter ended December 31, 2001, the Company recorded $1.3 million of special charges. Included within this charge was $0.5 million of severance associated with headcount reductions in the quarter,

$0.3 million to provide for the expected costs of exiting and reducing certain leased premises, and a $0.5 million write-down of assets (primarily fixed assets).

      The restructuring charges and their utilization in 2001 are summarized as follows (in thousands):

	Balance at					Utilized			Balance at
	December 31,	Q1 2001	Q2 2001	Q3 2001	Q4 2001			Accrual	December 31,
	2000	Charge	Charge	Charge	Charge	Non-Cash	Cash	Adjustment	2001

Severance	$1,301	$1,574	$1,834	$1,072	$465	$—	$(5,562)	$(429)	$255
Facilities	1,056	97	4,537	3,554	300	—	(3,365)	(600)	5,579
Employee Special Incentives	1,736	2,378	1,090	180	—	(1,143)	(4,241)	—	—
Fixed Assets, other asset write-downs and other operating lease obligations	377	755	584	3,998	511	(6,517)	—	600	308
Other	—	605	—	—	—	—	(605)	—	—

	$4,470	$5,409	$8,045	$8,804	$1,276	$(7,660)	$(13,773)	$(429)	$6,142

      In the fourth quarter 2000, the Company awarded to certain employees special retention incentive-related compensation awards. Such awards totaled $6.7 million and were paid in cash and restricted stock during 2001, subject to employees remaining employed by the Company on the dates of the payments. The Company recorded a special charge of $2.3 million in 2000 associated with the pro rata share of such payments over the associated vesting period.

      In October and December 2000, the Company implemented a plan to reduce its consulting and administrative staffs, resulting in severance costs of approximately $2.4 million. Approximately $1.7 million of this charge was paid in the fourth quarter of 2000 and the remainder of the accrual was paid in the first quarter of 2001. In total, 108 consultants and administrative personnel were terminated. In June 2000, the Company recorded a charge of $1.9 million as a result of severance costs incurred for seven individuals in connection with management changes at the Company’s technology consulting business.

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

      Income taxes. The Company recorded income tax expense of $1.1 million for the year ended December 31, 2001 compared to a tax benefit of $1.3 million for the year ended December 31, 2000. The 2001 expense related to foreign and states taxes and an adjustment to the prior year tax accrual. The 2000 benefit related to the ability to carryback the 2000 loss to prior years. Valuation allowances have been established at December 31, 2001 and 2000 relating to all deferred tax assets that must be realized through the generation of taxable income in future periods.

Liquidity and Capital Resources

      Consolidated working capital was $5.2 million on December 31, 2002, compared with working capital of a negative $5.1 million on December 31, 2001. Included in working capital were cash and cash equivalents of $1.6 million and $4.5 million on December 31, 2002 and 2001, respectively.

      Net cash used in operating activities was $0.4 million for the year ended December 31, 2002. The primary components of net cash used in operating activities were $8.6 million resulting from a decrease in accounts payable (primarily due to $4.2 million of variable compensation paid in December of 2002 along with a $3.1 million lower overall variable compensation accrual), and $3.4 million resulting from a decrease in restructuring accruals substantially offset by net income of $5.7 million and non-cash charges of $5.0 million (primarily non-cash interest expense and depreciation).

      Net cash provided by investing activities was $11.4 million for the year ended December 31, 2002, which was comprised of proceeds of $14.7 million received from the sale of the human capital consulting business offset by restricted cash of $2.6 million and the purchase of property and equipment of $0.7 million. The Company anticipates that its capital additions for 2003 will be slightly higher than 2002 levels.

      Net cash used in financing activities was $13.8 million for the year ended December 31, 2002. The primary components of net cash used in financing activities were $11.2 million of repayments under the Company’s Senior Credit Facility and $2.6 million of payments of other debt and capital leases obligations.

      The Company’s primary sources of liquidity are cash on hand, restricted cash (for bonus payments only) and cash flow from operations. The Company believes that the available capacity from these sources will be sufficient to meet its operating and capital requirements for the next twelve months. However, there can be no assurances that the Company’s actual cash needs will not exceed anticipated levels, that the Company will generate sufficient operating cash flows to fund its operations in the absence of other sources or that acquisition opportunities will not arise requiring resources in excess of those currently available. In particular, the Company has the option of extending the employment and non-compete agreements with Messrs. Fischel and Carlton from their current expiration of July 16, 2003 to January 15, 2004. In order to exercise such option, the Company must pay Messrs. Fischel and Carlton an aggregate amount of approximately $3.5 million, including interest, on or before July 15, 2003 and an aggregate amount of $1.6 million within five days of collection of a specified receivable but in no case later than December 31, 2003. The Company currently intends to exercise such option from cash flows from operations. In order for the Company to further extend these agreements from January 16, 2004 through December 31, 2008, the Company will need to make aggregate payments to Messrs. Fischel and Carlton of $20.0 million by January 15, 2004. We will require additional financing in amounts that we cannot determine at this time in order to make all of the payments required to extend these agreements to December 31, 2008. We expect that we will need to raise funds through one or more public or private financing transactions.

      Effective December 31, 2002, the Company and its senior lenders amended the Senior Credit Facility. In connection with this amendment to the Senior Credit Facility, Knowledge Universe, Inc., an affiliate of our controlling shareholder Nextera Enterprises Holdings, Inc., purchased a $5.0 million junior participation in the Senior Credit Facility. On January 7, 2003, the Company borrowed $5.0 million under the Senior Credit Facility to fund the first payment required under the employment and non-compete agreements entered into with Messrs. Fischel and Carlton. The Company’s outstanding liability under the Senior Credit Facility after the borrowing of the above mentioned $5.0 million was $32.2 million. The Senior Credit Facility requires that $4.7 million of outstanding borrowings be permanently reduced in each of 2003 and 2004. The maturity of the Senior Credit Facility was extended to January 1, 2005. Borrowings will continue to bear interest at the lender’s base rate plus 2.0%, with the borrowing rate potentially being reduced 50 basis points upon achieving certain financial and operational milestones. The Company will pay annual administrative fees of $0.3 million, payable monthly, and $0.9 million of aggregate back-end fees will be payable upon the maturity of the Senior Credit Facility. The back-end fees can be waived if the Company repays the Senior Credit Facility prior to maturity. All administrative fees paid to the senior lenders is recorded by the Company as interest expense. An affiliate of Knowledge Universe has agreed to continue to guarantee $2.5 million of the Company’s obligations under the Senior Credit Facility. The Senior Credit Facility contains covenants related to the maintenance of financial ratios, operating restrictions, restrictions on the payment of dividends and disposition of assets. The covenants are measured quarterly and have been set at varying rates, the most restrictive at approximately 15% below the Company’s projected operating results. If the results of operations significantly decline below projected results and we are unable to obtain a waiver from the Company’s senior lenders, the Company’s debt would be in default and callable by the senior lenders. If our projections of future operating results are not achieved and our debt is placed in default, we would experience a material adverse impact on our reported financial position and results of operations.

      The following summarizes the company’s significant contractual obligations and commitments that impact its liquidity.

	Payments due by Period

Contractual Obligations	Total		Less than 1 year	1-3 years	4-5 years	After 5 years

	(in thousands)
Senior Credit Facility	$32,200	(1)	$4,735	$27,465	$—	$—
Debentures due to affiliates	47,748		—	47,748	—	—
Long-term debt and capital leases	1,472		689	313	165	305
Operating leases	13,535		2,090	3,051	2,950	5,444

Total contractual obligations	$94,955		$7,514	$78,577	$3,115	$5,749

	Amount of Commitment Expiration Per Period

	Total
	amounts
Other Commitments	committed	Less than 1 year	1-3 years	4-5 years	After 5 years

	(In thousands)
Non-compete agreements	25,000	25,000	—	—	—

(1)	The Senior Credit Facility obligation includes $5.0 million of the Junior Participation in the Senior Credit Facility. The $5.0 million was used on January 7, 2003 to fund the Company’s exercise of its option to extend the employment and non-compete agreements with Messrs. Fischel and Carlton from January 16, 2003 through July 15, 2003.

      The Senior Credit Facility, Debentures due to affiliates, long-term debt and capital leases, and operating leases are explained in detail in Notes 6 and 9 of the Notes to Consolidated Financial Statements.

New Accounting Standards

      Please refer to Note 2 of the Notes to Consolidated Financial Statements for a discussion of new accounting pronouncements and the potential impact to the Company’s consolidated results of operations and consolidated financial position.

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

      The Company has identified the following critical accounting policies based on significant judgments and estimates used in determining the amounts reported in its consolidated financial statements and has discussed the development and selection of such critical accounting policies with the audit committee of the Board of Directors.

      Restructuring charges. The Company has recorded significant restructuring charges over the past year and as of December 31, 2002, has $1.5 million of restructuring reserves recorded on the balance sheet. Substantially all of these reserves relate to the cost of exiting certain leased facilities. During 2002, the Company reversed $0.7 million of restructuring reserves as a result of a favorable lease termination. The reserves have been estimated based on the remaining term of the leases and assumptions as to the Company’s ability to sublease the space at current market rates or enact a buyout of the Company’s obligation. Should the Company be successful in exiting the lease obligations prior to their scheduled expiration date or if subleasing assumptions change due to economic conditions in the real estate market, which could include our sub-tenants defaulting on their lease commitments, the restructuring reserves could vary significantly.

      Allowance for doubtful accounts. The Company evaluates the collectibility of accounts receivable based on a combination of factors. In situations where we are aware of circumstances regarding a specific customer’s ability or intention to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to the Company to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on a three-year historical experience percentage. If circumstances change, our estimates of the recoverability of amounts due us could be reduced by a material amount.

      Deferred tax assets. As of December 31, 2002, the Company had approximately $44.8 million of deferred tax assets related principally to domestic loss carryforwards that expire in 2022, for which a 100% valuation allowance has been recorded. The realization of these assets is based upon estimates of future taxable income. Due to the Company’s three-year cumulative loss position, the Company is unable to recognize such assets as of December 31, 2002 under generally accepted accounting principles. The valuation allowance will be reviewed periodically to determine its appropriateness.

      Intangible Assets. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, the Company ceased amortizing goodwill arising from acquisitions completed prior to July 1, 2001. In lieu of amortization, the Company performs an impairment review of goodwill and intangible assets. Impairment tests are performed annually, or more frequently if there are other indicators of impairment. As a result of the Company’s annual review, it was determined that there was no impairment of goodwill and intangible assets as of December 31, 2002. In the future, the Company will conduct an annual impairment review. If it were determined through the impairment review process that goodwill has been impaired, the Company would record an impairment charge in the statement of operations.

      The Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When it is determined that the carrying value of intangibles may not be recoverable, the Company measures any impairment based on an estimated fair value of the Company. The fair value of the Company is determined based on (i) a projected discounted cash flow using a discount rate determined by management to be commensurate with the risk inherent in the Company’s business model, and (ii) the market comparables of similar companies.

      Goodwill and intangible assets amounted to $77.5 million as December 31, 2002.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

      The Company is exposed to changes in interest rates primarily from our Senior Credit Facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical

100 basis point adverse move in interest rates along the interest rate yield curve would not have a material adverse effect on interest sensitive financial instruments at December 31, 2002.

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

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

Board of Directors

Nextera Enterprises, Inc.

      We have audited the accompanying consolidated balance sheets of Nextera Enterprises, Inc. (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nextera Enterprises, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As disclosed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ ERNST & YOUNG LLP

Providence, Rhode Island

January 31, 2003

NEXTERA ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31

	2002	2001

	(Dollar amounts
	in thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,606	$4,465
Restricted cash	2,650	—
Accounts receivable, net of allowance for doubtful accounts of $2,306 and $2,976 at December 31, 2002 and 2001, respectively	20,344	19,526
Due from affiliates	25	65
Assets held for sale	—	11,509
Prepaid expenses and other current assets	1,051	895

Total current assets	25,676	36,460
Property and equipment, net	2,316	4,003
Intangible assets	77,504	77,504
Other assets	1,722	3,215

Total assets	$107,218	$121,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,019	$22,744
Accrued restructuring costs, current portion	1,037	1,738
Senior credit facility	4,735	14,500
Current portion of long-term debt and capital lease obligations	689	2,618

Total current liabilities	20,480	41,600
Long-term debt and capital lease obligations	783	1,224
Senior credit facility	22,465	23,928
Debentures due to affiliates, including accrued interest thereon	47,748	23,093
Accrued restructuring costs, net of current portion	427	4,404
Other long-term liabilities	3,408	1,434
Commitments and Contingencies	—	—
Stockholders’ equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 600,000 authorized shares designated Series A, 39,630 and 229,440 Series A shares issued and outstanding at December 31, 2002 and 2001, respectively	3,963	22,944
Class A Common Stock, $0.001 par value, 95,000,000 shares authorized, 31,911,266 and 31,419,337 shares issued and outstanding at December 31, 2002 and 2001, respectively	32	32
Class B Common Stock, $0.001 par value, 4,300,000 shares authorized, 3,844,200 and 3,869,570 issued and outstanding at December 31, 2002 and 2001, respectively	4	4
Treasury Stock, zero and 228,303 shares Class A Common Stock at December 31, 2002 and 2001, respectively	—	(294)
Additional paid-in capital	161,055	162,504
Retained earnings (deficit)	(152,932)	(158,600)
Accumulated other comprehensive income (loss)	(215)	(1,091)

Total stockholders’ equity	11,907	25,499

Total liabilities and stockholders’ equity	$107,218	$121,182

The accompanying notes are an integral part of these financial statements.

NEXTERA ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31

	2002	2001	2000

	(Dollar amounts in thousands, except
	per share amounts)
Net revenues	$75,921	$132,146	$177,270
Cost of revenues	45,890	86,445	114,664

Gross profit	30,031	45,701	62,606
Selling, general and administrative expenses	18,243	44,064	61,066
Amortization expense	—	4,758	5,436
Goodwill impairment	—	72,538	—
Special charges (credit)	(740)	23,534	8,162

Income (loss) from operations	12,528	(99,193)	(12,058)
Interest expense, net	(6,747)	(10,128)	(7,773)
Other expense	—	(7,148)	(5,432)

Income (loss) before income taxes	5,781	(116,469)	(25,263)
Provision (benefit) for income taxes	113	1,054	(1,291)

Net income (loss)	5,668	(117,523)	(23,972)
Preferred stock dividends	(1,347)	(1,846)	(98)

Net income (loss) applicable to common stockholders	$4,321	$(119,369)	$(24,070)

Net income (loss) per common share, basic	$0.12	$(3.41)	$(0.69)
Net income (loss) per common share, diluted	$0.11	$(3.41)	$(0.69)
Weighted average common shares outstanding, basic	35,730	35,034	35,121
Weighted average common shares outstanding, diluted	53,154	35,034	35,121

The accompanying notes are an integral part of these financial statements.

NEXTERA ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Series A					Accumulated
			Cumulative		Class A			Other		Total
	Class A	Class B	Convertible		Common	Additional	Retained	Comprehensive	Total Stock-	Comprehensive
	Common	Common	Preferred	Exchangeable	Treasury	Paid-in	Earnings	Income	Holders’	Income
	Stock	Stock	Stock	Shares	Stock	Capital	(Deficit)	(Loss)	Equity	(Loss)

	(Dollar amounts in thousands)
Balance at December 31, 1999	31	4	—	495	—	162,299	(17,105)	333	146,057

Net loss	—	—	—	—	—	—	(23,972)	—	(23,972)	(23,972)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(681)	(681)	(681)
Unrealized holding loss on certain investments (net of tax and reclassification adjustments)	—	—	—	—	—	—	—	(47)	(47)	(47)

Total comprehensive income										(24,700)
Purchases of Class A Common Stock	—	—	—	—	(947)	—	—	—	(947)
Issuance of Class A Common Stock in connection with option exercises	—	—	—	—	—	636	—	—	636
Conversion of Exchangeable Shares
Into Class A Common Stock	—	—	—	(495)	—	495	—	—	—
Conversion of Debentures into Series A Preferred Stock	—	—	21,000	—	—	(69)	—	—	20,931
Cumulative Dividend on Series A Preferred Stock	—	—	98	—	—	(98)	—	—	—

Balance at December 31, 2000	31	4	21,098	—	(947)	163,263	(41,077)	(395)	141,977

Net loss	—	—	—	—	—	—	(117,523)	—	(117,523)	(117,523)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(554)	(554)	(554)
Unrealized holding loss on certain investments (net of tax and reclassification adjustments)	—	—	—	—	—	—	—	(142)	(142)	(142)

Total comprehensive income										(118,219)
Purchases of Class A Common Stock	—	—	—	—	(323)	—	—	—	(323)
Issuance of treasury stock in connection with restricted stock issuances	—	—	—	—	976	192	—	—	1,168
Issuance of Class A Common Stock in connection with Employee Stock Purchase Plan	1	—	—	—	—	98	—	—	99
Value of warrants issued in connection with Senior credit facility	—	—	—	—	—	880	—	—	880
Conversion of Debentures into Series A Preferred Stock	—	—	—	—	—	(83)	—	—	(83)
Cumulative Dividend on Series A Preferred Stock	—	—	1,846	—	—	(1,846)	—	—	—

Balance at December 31, 2001	$32	$4	$22,944	$—	$(294)	$162,504	$(158,600)	$(1,091)	$25,499

Net income	—	—	—	—	—	—	5,668	—	5,668	5,668
Foreign currency translation adjustment	—	—	—	—	—	—	—	749	749	749
Unrealized holding gain on certain investments (net of tax and reclassification adjustments)	—	—	—	—	—	—	—	127	127	127

Total comprehensive income										6,544
Issuance of 228,303 shares of treasury stock in connection with restricted stock issuances	—	—	—	—	294	(294)	—	—	—
Issuance of 238,256 of Class A Common Stock in connection with restricted stock issuances	—	—	—	—	—	—	—	—	—
Value of warrants issued in connection with Senior Credit Facility	—	—	—	—	—	192	—	—	192
Conversion of Series A
Preferred Stock into debentures (including $328 put premium)	—	—	(20,328)	—	—	—	—	—	(20,328)
Cumulative dividend on Series A Preferred Stock	—	—	1,347	—	—	(1,347)	—	—	—

Balance at December 31, 2002	$32	$4	$3,963	$—	$—	$161,055	$(152,932)	$(215)	$11,907

The accompanying notes are an integral part of these financial statements.

NEXTERA ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31

	2002	2001	2000

	(Dollar amount in thousands)
Operating activities
Net income (loss)	$5,668	$(117,523)	$(23,972)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,798	9,421	9,876
Goodwill impairment	—	72,538	—
Write-off of investments	621	7,148	5,432
Write-off of fixed assets	375	6,121	1,448
Gain on sale of business unit	(621)	—	—
Gain on reversal of restructuring charge	(740)	—	—
Provision for doubtful accounts	1,374	2,716	4,552
Non-cash interest paid in kind	3,362	2,110	2,152
Non-cash equity charges	—	1,965	1,986
Non-cash, other	81	—	—
Change in operating assets and liabilities, net of effect of acquired businesses:
Accounts receivable	(2,192)	9,137	(7,284)
Due from affiliates	40	143	(454)
Due to affiliates	—	—	(749)
Prepaid expenses and other current assets	451	1,613	789
Income tax receivable	—	4,350	(4,350)
Accounts payable and accrued expenses	(8,605)	5,616	(10,782)
Restructuring costs	(3,370)	1,672	4,470
Costs and estimated earnings in excess of billings	—	422	6,670
Deferred revenue	—	(813)	253
Other	1,324	107	92

Net cash provided by (used in) operating activities	(434)	6,743	(9,871)
Investing activities
Purchase of property and equipment	(665)	(3,249)	(8,585)
Sale/(acquisition) of business, net of cash	14,720	—	(8,205)
Other investments	—	—	(415)
Changes in restricted cash	(2,650)	—	—

Net cash provided by (used in) investing activities	11,405	(3,249)	(17,205)
Financing activities
Proceeds from issuance of Class A Common Stock	—	99	566
Repurchases of Class A Common Stock	—	(323)	(947)
Due from officers	—	30	63
Borrowings (repayments) under senior credit facility	(11,228)	(7,594)	23,076
Proceeds from debentures due to affiliates	—	7,500	2,500
Borrowings under short-term loan from affiliate	560	—	—
Repayments under short-term loan from affiliate	(560)	—	—
Repayments of long-term debt and capital lease obligations	(2,582)	(3,095)	(160)

Net cash provided by (used in) financing activities	(13,810)	(3,383)	25,098
Effects of exchange rates on cash and cash equivalents	(20)	32	(711)

Net increase (decrease) in cash and cash equivalents	(2,859)	143	(2,689)
Cash and cash equivalents at beginning of year	4,465	4,322	7,011

Cash and cash equivalents at end of year	$1,606	$4,465	$4,322

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$2,760	$3,529	$5,328

Cash paid during the year for taxes	$93	$295	$4,472

The accompanying notes are an integral part of these financial statements.

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

1.     Basis of Presentation

      Nextera Enterprises, Inc. consists of Lexecon, one of the world’s leading economics consulting firms. Lexecon provides law firms, corporate clients and regulatory agencies with analysis of complex economic issues in connection with legal and government proceedings, strategic planning discussions and other business activities. Lexecon’s services involve the application of economic, financial, and public policy principles to issues of the marketplace in various contexts and for a number of clients in a variety of industries. Lexecon’s services fall into the following broad categories: litigation support, public policy studies, and business consulting.

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

      Effective January 1, 2000, the Company acquired substantially all of the assets and certain liabilities of Cambridge Economics, Inc., a Massachusetts-based consulting firm that provides strategic, economic and business transformation and other services to a diverse group of domestic and international clients. Cambridge Economics was acquired for $8.4 million of cash and a $2.1 million promissory note.

      Pro forma data is not presented for the acquisition completed in 2000 since the acquisition was not material to the Company’s results of operations.

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

Revenue Recognition

      The Company derives its revenues from consulting services primarily under time and materials billing arrangements, and to a much lesser extent, under capped-fee and fixed-price billing arrangements. Under time and materials arrangements, revenues are recognized as the services are provided. Revenues on fixed-price and capped-fee contracts are recognized using the percentage of completion method of accounting and are adjusted for the cumulative impact of any revision in estimates. Costs and estimated earnings in excess of billings represent revenues recognized in excess of amounts billed and are recorded with Accounts receivable

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the balance sheet. Deferred revenue represents billings in excess of revenues recognized and are recorded with Accounts payable on the balance sheet. Net revenues include reimbursable expenses charged to clients.

Cash and Cash Equivalents

      Cash and cash equivalents consist of cash on hand and demand deposit accounts. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Restricted Cash

      Restricted cash relates to cash deposits held by the Company’s senior lenders, in accordance with the Second Amended and Restated Credit Agreement dated December 31, 2002 (Senior Credit Facility), to finance working capital requirements related to employment compensation that was paid in December of 2002 and January 2003. The terms of the Senior Credit Facility require the Company to restrict such amounts on a monthly basis based on earned bonus amounts so that a certain percentage of the projected earned bonus is escrowed or paid at specific times. At December 31, 2002, $2.7 million was escrowed in a restricted account for bonuses earned. The Company will continue to escrow funds for bonus payments for 2003 and 2004.

Available-for-Sale Investments

      The Company’s marketable equity securities are considered available-for-sale investments and are carried in “Other assets” in the accompanying consolidated balance sheets at market value, with the difference between cost and market value, net of related tax effects, recorded in the “Accumulated other comprehensive income (loss)” component of Consolidated Stockholders’ Equity. As of December 31, 2002 the available for sale securities were immaterial. The market value of available-for-sale investments as of December 31, 2001 was $0.4 million which was $0.1 million less than the adjusted cost basis of such investments. The unrealized gains (losses) component of “Accumulated other comprehensive income (loss)” was $(72,000) at December 31, 2001.

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

      The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset based on the Company’s estimated undiscounted cash flows.

Goodwill and Other Intangible Assets

      The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) effective January 1, 2002. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if indications of possible impairment exist. The Company performed the requisite transitional

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and annual impairment tests for goodwill and other intangible assets and determined that the goodwill was not impaired.

      The Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When it is determined that the carrying value of intangibles may not be recoverable, the Company measures any impairment based on an estimated fair value of the Company. The fair value of the Company is determined based on (i) a projected discounted cash flow using a discount rate determined by management to be commensurate with the risk inherent in the Company’s business model, and (ii) the market comparables of similar companies.

      If goodwill amortization had not been recorded for 2001 and 2000, the adjusted net loss and adjusted loss per share would have been as follows:

	2001	2000

	(Dollar amounts in
	thousands, except
	per share data)
Net loss as reported	$(117,523)	$(23,972)
Add back: Goodwill amortization	4,758	5,436

Adjusted net loss	$(112,765)	$(18,536)

Basic and diluted loss per common share:
Loss per share as reported	$(3.41)	$(0.69)
Goodwill amortization	(0.14)	(0.16)

Adjusted loss per common share, basic and diluted	$(3.27)	$(0.53)

Financial Instruments

      The carrying value of financial instruments such as cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values based on the short-term maturities of these instruments. The carrying value of long-term debt approximates its fair value based on references to similar instruments.

Concentration of Credit Risk

      The Company provides its services to customers in diversified industries, primarily in the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations. No customer accounted for more than 10% of net revenues in 2002, 2001 and 2000. During 2001, one customer of Lexecon represented approximately 17% of Lexecon’s net revenues.

Foreign Currency Translation

      Assets and liabilities of the Company’s foreign subsidiaries are translated at year-end exchange rates, and revenues and expenses are translated at average exchange rates. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income. Foreign currency transaction gains and losses are included in the accompanying statements of operations and are not material for the periods presented. The foreign currency translation component of “Accumulated other comprehensive income (loss)” was $(270,000), and $(1,019,000) at December 31, 2002 and 2001, respectively.

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation and Other Equity Instruments

      As allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      The Company accounts for equity instruments issued to non-employees in exchange for goods or services using the fair value method. Accordingly, warrants issued to Knowledge Universe, Inc. in connection with an acquisition and warrants issued to the senior lenders and other creditors have been recorded at their fair value on the date of grant.

      If the Company had adopted the optional recognition provisions of SFAS 123 for its stock option plans, net income (loss) and net income (loss) per common share would have been changed to the pro forma amounts indicated below:

	Year ended December 31

	2002	2001	2000

	(Dollar amounts in thousands, except
	per share data)
Net income (loss):
As reported	$5,668	$(117,523)	$(23,972)
Pro forma	(722)	(130,448)	(37,861)
Net income (loss) per diluted common share:
As reported	$0.11	$(3.41)	$(0.69)
Pro forma	$(0.06)	$(3.78)	$(1.08)

      The weighted average fair value of options granted during 2002, 2001 and 2000 were $0.54, $0.48 and $3.23 per share, respectively, at the dates of the grant. As recommended by SFAS No. 123, the fair values of options were estimated using the Black-Scholes option pricing model assuming expected volatility of 130% in 2002, 141% in 2001 and 65% in 2000, and a risk free interest rate of 4.70%, 4.75%, and 6.0% in 2002, 2001, and 2000, respectively, and an expected life of 6 years in 2002 and 2001 and 10 years for 2000.

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material effect on the Company’s financial position or results of operations.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). Among other items, SFAS 145 updates and clarifies existing accounting pronouncements related to reporting gains and losses from the extinguishment of debt and certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS No. 145 are generally effective for fiscal years beginning after May 15, 2002, with earlier adoption of certain provisions encouraged. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its financial position or results of operations.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 supersedes Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF Issue 94-3”). SFAS No. 146 requires that a liability for cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. Under SFAS No. 146, an entity may not restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that an entity had previously recorded under EITF Issue 94-3. The Company does not expect the adoption of SFAS No. 146 will have a material impact on its financial position or results of operations.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No 123” (“SFAS No. 148”), which provides optional guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, the statement mandates certain new disclosures that are incremental to those required by SFAS No. 123. Since the Company will continue to record stock-based compensation in accordance with APB No. 25, no material impact on the consolidated financial position or results of operations is expected. The Company has adopted the disclosure provisions of this statement as of December 31, 2002.

Reclassification

      Certain reclassifications were made to the 2001 and 2000 financial statements in order that they may be consistent with the 2002 presentation.

      On January 1, 2002, Emerging Issues Task Force Issue 01-14 “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred ” (“EITF 01-14”) was adopted by the Company. EITF Issue 01-14 requires reimbursements received for out-of-pocket expenses incurred be characterized as revenue in the Consolidated Statement of Operations. The Company incurs incidental expenses in the delivery of services to clients, commonly referred to as “out-of-pocket” expenses, that include, but are not limited to, travel and related charges. Comparative financial statements for prior periods were reclassified to comply with the guidance of this staff announcement.

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Property and Equipment

      Property and equipment consists of the following:

	December 31

	2002	2001

	(In thousands)
Equipment	$2,089	$3,453
Software	1,838	2,383
Furniture and fixtures	715	1,149
Leasehold improvements	1,291	1,610

	5,933	8,595
Less: accumulated depreciation	3,617	4,592

Property and equipment, net	$2,316	$4,003

4.     Intangible Assets

      Intangible assets consist of the following:

	December 31

	2002	2001

	(In thousands)
Goodwill	$76,981	$76,981
Intangibles related to personnel	523	523

Intangible assets, net	$77,504	$77,504

      During 2001, the Company recorded a $72.5 million goodwill impairment charge. The technology consulting business goodwill charge was $32.0 million due to the exiting of the business and the human capital consulting business charge was $40.5 million due to the decline in the value of the business directly related to the downturn in the economy. The impairment of the human capital consulting business was based on the sale price of the business excluding any contingent consideration that may be achieved in the future based on the performance of the human capital consulting business. No goodwill or intangible asset impairment charges were recorded in 2002.

      On December 31, 2002, the Company entered into employment and non-compete agreements with the Company’s two key service providers: Daniel Fischel, the Company’s Chief Executive Officer, and Dennis Carlton. These agreements contain covenants not to compete over specified periods in return for cash compensation. The agreements became effective on January 7, 2003 upon payment of the first installment. Under the terms of the agreements, Nextera made aggregate payments of $5.0 million on January 7, 2003 to extend these agreements through July 15, 2003. Messrs. Fischel and Carlton surrendered approximately 1.8 million shares of the Company’s Class A Common Stock worth approximately $0.8 million in connection with the extension of the non-compete provisions. Accordingly, an intangible asset of approximately $4.2 million was recorded in 2003 and will be amortized over six months.

      The Company has the option of extending the non-compete provisions through January 15, 2004 by paying Messrs. Fischel and Carlton an aggregate payment of $3.5 million, including interest, on or before July 15, 2003 plus an additional $1.6 million within 5 business days of the collection of a specified accounts receivable, but in no event later than December 31, 2003. The Company has the option of extending these agreements from January 15, 2004 to December 31, 2008 by making an additional aggregate payment of $20.0 million to Messrs. Fischel and Carlton on or before January 15, 2004.

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following:

	December 31

	2002	2001

	(In thousands)
Trade accounts payable	$2,320	$2,494
Accrued payroll and compensation	7,932	14,960
Accrued benefits	752	2,151
Other	3,015	3,139

	$14,019	$22,744

6.     Financing Arrangements

Senior Credit Facility

      Effective March 29, 2002, the Company entered into an Amended and Restated Credit Agreement (Prior Credit Agreement) with the senior lenders. Under the Prior Credit Agreement, the Company agreed to permanently reduce the borrowings outstanding under the facility by $6.5 million in 2002 and by $8.0 million in 2003. The Prior Credit Agreement was scheduled to mature on January 2, 2004. Borrowings under the facility bore interest at the lender’s base rate plus 2.0%, with the potential for the borrowing rate to be reduced 100 basis points upon achieving certain financial and operational milestones. In connection with the Prior Credit Agreement, the Company paid annual administrative fees of $0.3 million, payable monthly, and was scheduled to pay $0.9 million in aggregate fees upon maturity of the Prior Credit Agreement. Additionally, the senior lenders were issued warrants to purchase 400,000 shares of the Company’s Class A Common Stock at an exercise price of $0.60 per share, exercisable at the senior lenders’ sole discretion at any time prior to 18 months after payment in full of all of the Company’s obligations due under the Prior Credit Agreement. The senior lenders can elect in their sole discretion to require the Company to redeem the warrants for a $0.2 million cash payment after December 31, 2004. An affiliate of Knowledge Universe, an entity that indirectly controls Nextera, agreed to guarantee $2.5 million of the Company’s obligations under the Prior Credit Agreement. The Prior Credit Agreement also contained covenants related to the maintenance of financial ratios, operating restrictions, restrictions on the payment of dividends and disposition of assets. The revised covenants were based on the Company’s operating plan for 2002 and 2003.

      Effective December 31, 2002, the Company entered into a Seconded Amended and Restated Credit Agreement (Senior Credit Facility), which amended the Prior Credit Agreement. As part of the Senior Credit Facility, Knowledge Universe, Inc. purchased a $5.0 million junior participation in the Senior Credit Facility. On January 7, 2003, the Company borrowed $5.0 million under the Senior Credit Facility to fund the first payment required under the employment and non-compete agreements entered into with Messrs. Fischel and Carlton. The Company’s outstanding liability under the Senior Credit Facility after the borrowing of the above mentioned $5.0 million was $32.2 million. The Senior Credit Facility requires that $4.7 million of outstanding borrowings be permanently reduced in each of 2003 and 2004. The maturity of the Senior Credit Facility was extended to January 1, 2005. Borrowings will continue to bear interest at the lender’s base rate plus 2.0%, with the borrowing rate potentially being reduced 50 basis points upon achieving certain financial and operational milestones. The Company will continue to pay annual administrative fees of $0.3 million, payable monthly, and the $0.9 million in aggregate back-end fees will continue to be payable upon the maturity of the Senior Credit Facility. The back-end fees can be waived if the Company repays the Senior Credit Facility prior to maturity. All administrative fees paid to the senior lenders are recorded by the Company as interest expense. An affiliate of Knowledge Universe has agreed to continue to guarantee $2.5 million of the Company’s obligations under the Senior Credit Facility. The Senior Credit Facility also contains covenants related to the

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maintenance of financial ratios, operating restrictions, restrictions on the payment of dividends and disposition of assets. The revised covenants were based on the Company’s operating plan for 2003 and 2004.

     Debentures Due to Affiliates

      As of December 31, 2002, the Company had three debentures outstanding in an aggregate amount of $47.7 million that were issued to Knowledge Universe, Inc. or its subsidiaries. All of the debentures accrue interest at a rate of 10%. Principal and interest amounts due under all of the debentures are subordinated to borrowings under the Senior Credit Facility. Currently, interest is being accrued on the debentures, however, cash payments are restricted under the Senior Credit Facility. The maturity date of all the outstanding debentures is January 1, 2005.

      Nextera issued one debenture on January 5, 1998 to Nextera Enterprises Holding, L.L.C., which was subsequently assigned to Knowledge Universe Capital Co. LLC. The proceeds of this debenture were used to partially fund some of the Company’s acquisitions. The outstanding balance of this debenture was $13.4 million at December 31, 2002. Interest accrues on this debenture quarterly. Accrued but unpaid interest is added to the outstanding principal balance.

      On December 15, 2000, the Company issued a debenture to Knowledge Universe Capital Co. LLC in an original principal amount of $10.0 million. Under this debenture, the Company borrowed $2.5 million on December 15, 2000, $2.5 million on January 15, 2001 and $5.0 million on February 15, 2001. Interest accrues on this debenture monthly. Accrued but unpaid interest is added to the outstanding principal balance. The outstanding balance of this debenture was $12.1 million at December 31, 2002.

      Effective July 23, 2002, the Company exchanged $20.0 million of Series A Preferred Stock into a debenture (the Exchange Debenture) with terms equivalent to those contained in the debenture that was exchanged for the Series A Preferred Stock on December 14, 2000. Solely for purposes of determining the principal amount of the Exchange Debenture, the Series A Preferred Stock was deemed to have accrued dividends at a rate equal to 12%, retroactive to December 14, 2000. Accordingly, the principal amount of the Exchange Debenture was $21.3 million on July 23, 2002. After the exchange of the Series A Preferred for the Exchange Debenture, $3.9 million of Series A Preferred Stock remained outstanding. Interest accrues on the Exchange Debenture quarterly. The outstanding balance of the Exchange Debenture was $22.2 million at December 31, 2002.

      At December 31, Long-term debt consists of the following:

	December 31

	2002	2001

	(In thousands)
Senior Credit Facility	$27,200	$38,428
Debentures due to affiliates	47,748	23,093
Unsecured note payable to a former stockholder of an acquired company, issued in connection with a non-compete agreement. Annual payments of $120,000 are due through May 2010. Interest accrues annually at 8.7%	728	728
Promissory note payable to former stockholders of Cambridge Economics, interest at 5.88%, paid in 2002	—	2,100

	75,676	64,349
Less: current portion	4,853	16,657

Long-term debt	$70,823	$47,692

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Annual maturities of long-term debt for the years ending after December 31, 2002, including the $5.0 million additional funding in January 2003, are as follows (in thousands):

2003	$4,853
2004	4,802
2005	70,551
2006	79
2007	86
Thereafter	305

$80,676

7.     Income Taxes

      The provision for income taxes consists of the following:

	Year ended December 31

	2002	2001	2000

	(In thousands)
Current:
Federal	$—	$—	$(1,291)
State	113	800	—
Foreign	—	254	—

Total current tax provision (benefit)	113	1,054	(1,291)
Deferred:
Federal	—	—	—
State	—	—	—

Total deferred tax provision (benefit)	—	—	—

Total tax provision (benefit)	$113	$1,054	$(1,291)

      The reconciliation of the consolidated effective tax rate of the Company is as follows:

	Year ended
	December 31

	2002	2001	2000

Tax (benefit) at statutory rate	34%	(34)%	(34)%
State taxes (benefit), net of federal benefit	6	(6)	—
Permanent differences	(2)	2	4
Valuation allowance adjustments, primarily net operating losses not benefited	(38)	37	24
Other	2	2	1

Income tax provision (benefit)	2%	1%	(5)%

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31

	2002	2001

	(In thousands)
Deferred tax assets:
Reserves	$2,685	$3,277
Other accrued liabilities	1,054	4,514
Depreciation and other	96	122
Deductible goodwill amortization	1,752	11,850
Net operating loss carryforwards	39,784	33,645

Deferred tax assets	45,371	53,408
Valuation allowance	44,785	53,408

	586	—
Deferred tax liabilities:
Depreciation and other	(586)	—

	$—	$—

      Valuation allowances relate to uncertainties surrounding the realization of tax loss carryforwards and the tax benefit attributable to certain tax assets of the Company.

      The valuation allowance represented a reserve against all deferred tax assets that must be realized through the generation of taxable income in future periods.

      At December 31, 2002, the Company had tax net operating loss carryforwards of approximately $99.5 million, which will expire through the year 2022.

8.     Related Party Transactions

      The Company from time to time performs professional consulting services for Knowledge Universe, Inc. and certain of its subsidiaries. Revenues recognized from performance of such services were $0.1 million in 2000. No consulting services were performed for Knowledge Universe, Inc. or its subsidiaries in 2002 and 2001. During 2000, the Company recognized $2.9 million of revenue in connection with professional services performed for an entity whose chairman, founder and Chief Executive Officer was a senior executive of one of the Company’s subsidiaries. A subsidiary of Knowledge Universe L.L.C. is also a minority investor in the entity.

      During 2001 and 2000, the Company recognized revenues totaling $1.5 million and $20.6 million from certain entities in which it holds equity investments. Knowledge Universe L.L.C. or its subsidiaries also made equity investments in certain of these entities.

      The law firm of Maron & Sandler has served as Nextera’s general counsel since its inception. Stanley E. Maron and Richard V. Sandler, two of the Company’s Directors, are partners of Maron & Sandler. In 2002, 2001, and 2000, Maron & Sandler billed Nextera approximately $0.4 million, $0.2 million, and $0.2 million, respectively, for legal services rendered to the Company.

      The Company issued three debentures to Knowledge Universe, Inc. and its subsidiaries. See Note 6 for a description of these debentures.

      As consideration for a guaranty provided by Knowledge Universe, Inc. in connection with the Company’s acquisition of Lexecon on December 31, 1998, the Company granted to Knowledge Universe, Inc. warrants to

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase 250,000 shares of Class A Common Stock at an exercise price of $8.00 share. The warrants expire on December 31, 2003. The Company included approximately $1.0 million, the estimated fair value of the warrants, calculated using the Black-Scholes model, as a component of its purchase price incurred in connection with the Lexecon acquisition.

      As part of the Prior Credit Agreement, an affiliate of Knowledge Universe pledged a letter of credit in the amount of $2.5 million as collateral for the Prior Credit Agreement. This guarantee is effective until the maturity of the Senior Credit Facility, January 1, 2005. Additionally, Knowledge Universe, Inc. purchased a $5.0 million junior participation in the Senior Credit Facility (see Note 6).

9.     Leases

      The Company leases its office facilities under operating leases that expire from 2003 to 2012. The majority of the leases require payments for additional expenses such as taxes, maintenance and utilities. Certain of the leases contain renewal options. The Company also has operating leases for certain equipment. Total rent expense was approximately $2.2 million, $4.3 million and $7.5 million, in 2002, 2001 and 2000, respectively. The Company also leases certain equipment under capital leases.

      Future minimum lease payments under capital leases and noncancelable operating leases (net of $3.5 million of sublease income) for the years ending after December 31, 2002 are as follows (in thousands):

	Capital Leases	Operating Leases

2003	$631	$2,090
2004	173	1,562
2005	9	1,489
2006	—	1,487
2007	—	1,463
Thereafter	—	5,444

Total minimum lease payments	813	$13,535

Less amounts representing interest	69

Present value of minimum capitalized lease payments	744
Current portion	571

Long-term capitalized lease obligation	$173

10.     Stockholders’ Equity

     Class A and Class B Common Stock

      At December 31, 2002, the Company had 3,844,200 shares of Class B Common Stock outstanding. The Class B Common Stock has the same economic characteristics as the Class A Common Stock, except each Class B Common stockholder has ten votes per share of Class B Common Stock. Each share of Class B Common Stock can be converted by the holder into one share of Class A Common Stock. In 2002, 25,370 shares were converted from Class B Common Stock to Class A Common Stock.

     Series A Cumulative Convertible Preferred Stock

      On December 14, 2000, the Company entered into a Note Conversion Agreement with Knowledge Universe, Inc. (the Note Conversion Agreement). Under the terms of the Note Conversion Agreement, Knowledge Universe, Inc. converted $21.0 million of debentures (see Note 6) into 210,000 shares of $0.001

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

par value Series A Cumulative Convertible Preferred Stock. The Series A Preferred Stock bears dividends at a 10% rate from issuance through June 30, 2001 and at a 7% rate thereafter. Such dividends are payable quarterly in arrears in cash or, at the option of the Company, in additional nonassessable shares of Series A Preferred Stock. Under the Company’s Senior Credit Facility, the Company is currently prohibited from paying cash dividends on the Series A Preferred Stock.

      The Series A Preferred Stock carries a liquidation preference equal to $100 per share and is convertible into Class A Common Stock at the option of the holder beginning on June 30, 2001. The Series A Preferred Stock is convertible at a price equal $0.6875 per share, the closing price of the Company’s Class A Common Stock on December 13, 2000. Each holder of Series A Preferred Stock will be entitled to vote on matters presented to shareholders on an as converted basis.

      Beginning on December 14, 2004, in the event that the average closing price of the Company’s Class A Common Stock for the 30 days prior to the redemption is at least $1.0313, the Series A Preferred Stock may be redeemed at the option of the Company at a price equal to $106 per share plus accrued unpaid dividends through December 14, 2005. Each year thereafter, the redemption price will decrease $1 per share until December 14, 2010, at which point the redemption price will be fixed at $100 per share plus accrued unpaid dividends.

      On July 23, 2002, the Company exchanged $20.0 million of Series A Preferred Stock into the Exchange Debenture. See Note 6 for a description of the Exchange Debenture.

     Treasury Stock

      During 2001 and 2000, the Company repurchased 243,000 and 301,400 shares of Class A Common Stock, respectively. Repurchased shares were used to offset the dilution caused by the Company’s Employee Stock Purchase Plan and Employee Equity Participation Plan. The Company’s repurchases of shares of Common Stock are recorded as “Treasury Stock” and result in a reduction of “Stockholders’ Equity”. In January 2002 and July 2001, 228,303 and 316,097 shares of treasury stock were reissued, respectively. When treasury shares are reissued, the Company uses a first-in, first-out method and the difference between the cost of treasury shares reissued and the repurchase price is charged to “Additional paid-in capital”.

     Employee Equity Participation Plans

      The Company has granted options principally under two stock option plans, adopted in 1998 and 1999. Options granted under these plans have up to a 10-year life and vest principally over three to five year periods, with certain options subject to acceleration if certain conditions are achieved. The exercise price of options granted is generally equal to the fair market value of the Company’s Class A common stock on the date of grant. As of December 31, 2002, the Company had reserved 43,500,000 shares of common for future issuance under the stock option plans, of which 22,392,980 were available for future grants.

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002		2001		2000

		Weighed-		Weighed-		Weighed-
		Average		Average		Average
Stock Options	Shares	Exercise price	Shares	Exercise price	Shares	Exercise price

Outstanding at beginning of year	17,812,379	$4.48	19,041,135	$5.49	10,393,401	$7.77
Granted	5,057,500	0.61	4,064,000	0.53	11,252,346	3.57
Exercised	—	—	—	—	(139,857)	4.55
Forfeited	(2,121,681)	4.64	(5,292,756)	5.08	(2,464,755)	6.42

Outstanding at end of year	20,748,198	$3.52	17,812,379	$4.48	19,041,135	$5.49

Options exercisable at end of year	9,793,485	$5.97	6,450,586	$6.71	3,514,191	$7.80

      A summary of information about stock options outstanding as of December 31, 2002 is as follows:

	Options Outstanding			Options Exercisable

		Weighted-
	Number	Average		Number
	Outstanding at	Remaining	Weighted-	Exercisable at	Weighted-
	December 31,	Contractual	Average	December 31,	Average
Range of Exercise Prices	2002	Life (Years)	Exercise Price	2002	Exercise Price

$0.35- $2.00	13,936,499	8.6	$1.01	3,563,020	$1.32
$2.01- $6.00	1,453,859	7.0	4.65	1,439,103	4.66
$6.01-$14.00	5,357,840	6.5	9.75	4,791,362	9.83

	20,748,198		$3.52	9,793,485	$5.97

Warrants

      There were warrants to purchase 3,068,351, 1,668,351 and 250,000 shares of Class A Common Stock outstanding at December 31, 2002, 2001 and 2000, respectively. In 2002, the Company issued warrants to purchase 1,000,000 shares of Class A Common Stock to its former landlord in partial settlement of a certain leased property obligation. These warrants have an exercise price of $0.20 and expire on December 31, 2004. The warrants include a put provision which allows the holder of the warrants to require the Company to repurchase the warrants at $0.65 per share. The put provision can be exercised between December 1, 2004 and December 31, 2004. During 2001 and 2002, the Company issued warrants to purchase 1,818,351 shares of Class A Common Stock to its senior lenders exercisable at prices between $0.60 and $0.86 per share. The warrants contain put rights at $0.3525 per share, however, the senior lenders cannot require the Company to reacquire the warrants prior to December 31, 2004. These warrants expire eighteen months after the maturity of the Senior Credit Facility. The Company has also issued warrants to purchase 250,000 shares of Class A Common Stock Knowledge Universe, Inc. as consideration for a guaranty provided in connection with the Company’s acquisition of Lexecon on December 31, 1998. The warrants have an exercise price of $8.00 share and expire on December 31, 2003.

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Basic and Diluted Earnings Per Common Share

      The following table sets forth the reconciliation of the numerator and denominator of the net income (loss) per common share computation:

	Year ended December 31

	2002	2001	2000

	(dollar amounts in thousands, except per
	share data)
Basic net income (loss) per Common Share
Net income (loss)	$5,668	$(117,523)	$(23,972)
Preferred dividends	(1,347)	(1,846)	(98)

Net income (loss) available to common stockholders	$4,321	$(119,369)	$(24,070)

Weighted average common shares outstanding, basic	35,730	35,034	35,121

Basic net income (loss) per common share	$0.12	$(3.41)	$(0.69)

Diluted net income (loss) per Common Share
Net income (loss)	$5,668	$(117,523)	$(23,972)
Preferred dividends	—	(1,846)	(98)

Net income (loss) available to common stockholders	$5,668	$(119,369)	$(24,070)

Weighted average common shares outstanding, basic	35,730	35,034	35,121
Dilutive effect of convertible preferred stock	16,565	—	—
Dilutive effect of options and warrants	859	—	—

Weighted average common shares outstanding, diluted	53,154	35,034	35,121

Diluted net income (loss) per common share	$0.11	$(3.41)	$(0.69)

      In 2002, diluted net income per share was more dilutive with preferred stock treated under the if-converted method. Accordingly, the 2002 net income available to common stockholders was not reduced by preferred dividends and the weighted average common shares outstanding for 2002 included the dilutive effect of the convertible preferred stock.

      In 2000, the Company had 3,611,455 of common stock equivalents, consisting of stock options, which were not included in the computation of earnings per share because they were antidilutive. At December 31, 2001, there were no options which were not included in the computation of earnings per share due to being antidilutive.

12.     Retirement Savings Plans

      The Company and certain of its subsidiaries sponsor retirement savings plans under the Internal Revenue Code for the benefit of all of their employees meeting certain minimum service requirements. Eligible employees may elect to contribute to the retirement plans subject to limitations established by the Internal Revenue Code. The Plan Administrators select investment opportunities from which participants may choose to invest. Employer contributions are primarily made at the discretion of the Company. Total employer contribution expense under the plans was $0.7 million, $1.2 million and $1.9 million in 2002, 2001 and 2000, respectively.

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Special Charges

      During the year ended December 31, 2002, the Company recorded a net reversal of $0.7 million of previously recorded restructuring reserves due to the favorable settlement of real estate rental obligations. The reversal had the effect of increasing diluted earnings per share by $0.01 for the second quarter of 2002 and for the year ended December 31, 2002.

      The restructuring charges and their utilization in 2002 are summarized as follows (in thousands):

	Balance at		Utilized		Reserves established	Balance at
	December 31,	2002			with the sale of	December 31,
	2001	credit	Non-Cash	Cash	business unit*	2002

Severance	$255	$—	$—	$(255)	$—	$—
Facilities	5,579	(740)	(1,183)	(2,561)	285	1,380
Fixed Assets, other asset write-downs and other operating lease obligations	308	—	(120)	(554)	450	84

	$6,142	$(740)	$(1,303)	$(3,370)	$735	$1,464

*	In connection with the sale of the human capital consulting business, a portion of the proceeds received in excess of the net assets acquired were used to establish restructuring reserves for liabilities and obligations relating to the human capital business that were not assumed by the buyer.

      Of the $1.5 million of restructuring reserves recorded at December 31, 2002, approximately $1.0 million of cash is expected to be expended over the next twelve months, primarily related to real estate rental obligations and lease commitments, with the majority of the remainder expected to be paid over the following two years.

     2001

      During the quarter ended March 31, 2001, the Company approved actions to re-align and re-size the Company’s cost structure, primarily within the technology consulting services group, as a result of softening market conditions and reduced demand for technological services. As a result, the Company recorded special charges totaling $5.4 million, consisting of $1.6 million for severance, $0.6 million for the termination of certain Company initiatives, $0.8 million related to the costs of exiting or reducing certain leased premises, and $2.4 million related to certain employee retention incentives. The headcount reductions included 48 consultants and 7 administrative personnel.

      During the quarter ended June 30, 2001, the Company decided to further re-align and re-size the Company’s cost structure. As a result, the Company recorded charges totaling $8.0 million consisting of a $1.8 million severance charge associated with the second quarter’s headcount reduction of 60 professional and support personnel, primarily in the technology consulting services group; a $5.1 million charge to provide for the expected costs of exiting or reducing certain leased premises and an employee retention incentive-related expense of $1.1 million.

      During the quarter ended September 30, 2001, the Company recorded $8.8 million of special charges for continued restructuring efforts. Included within this charge was $1.1 million of severance associated with 55 headcount reductions in the quarter, $3.5 million to provide for the expected costs of exiting and reducing certain leased premises, a $4.0 million write-down of assets (primarily fixed assets), and an employee retention incentive-related expense of $0.2 million.

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the quarter ended December 31, 2001, the Company recorded $1.3 million of special charges. Included within this charge was $0.5 million of severance associated with 24 headcount reductions in the quarter, $0.3 million to provide for the expected costs of exiting and reducing certain leased premises, and a $0.5 million write-down of assets (primarily fixed assets).

      The restructuring charges and their utilization in 2001 are summarized as follows (in thousands):

	Balance at					Utilized			Balance at
	December 31,	Q1 2001	Q2 2001	Q3 2001	Q4 2001			Accrual	December 31,
	2000	charge	charge	charge	charge	Non-Cash	Cash	Adjustment	2001

Severance	$1,301	$1,574	$1,834	$1,072	$465	$—	$(5,562)	$(429)	$255
Facilities	1,056	97	4,537	3,554	300	—	(3,365)	(600)	5,579
Employee Special Incentives	1,736	2,378	1,090	180	—	(1,143)	(4,241)	—	—
Fixed Assets, other asset write-downs and other operating lease obligations	377	755	584	3,998	511	(6,517)	—	600	308
Other	—	605	—	—	—	—	(605)	—	—

	$4,470	$5,409	$8,045	$8,804	$1,276	$(7,660)	$(13,773)	$(429)	$6,142

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

      In October and December 2000, the Company implemented a plan to reduce its consulting and administrative staffs, resulting in severance costs of approximately $2.4 million. Approximately $1.7 million of this charge was paid in the fourth quarter of 2000 and the remainder of the accrual was paid in the first quarter of 2001. In total, 108 consultants and administrative personnel were terminated. In June 2000, the Company recorded a charge of $1.9 million as a result of severance costs incurred for seven individuals in connection with management changes at the Company’s technology consulting business.

      Primarily as a result of the fourth quarter workforce reduction described above, the Company identified and made plans to vacate certain portions of its leased facilities. The Company recorded a charge of $1.5 million associated with the cost of exiting these facilities, net of estimated sublease income, all of which was accrued as of December 31, 2000.

Subsequent Special Charges in 2003

      In connection with the resignation of the Company’s former Chief Executive Officer in 2003, the Company will incur a $1.9 million charge in the first quarter of 2003. Approximately $0.8 million relates to salary continuance until February 2004 and approximately $1.1 million relates to a non-cash charge for fully vested options, with an exercise price of $2.00 per share, which was previously being expensed over the anticipated service period. In accordance with the original employment agreement, the former Chief Executive Officer was to be granted a bonus, if and only if the above mentioned options vested and became exercisable, equal to the exercise price of the options at the time of the exercise of the options. The portion of the option exercise price bonus not expensed at the time of the resignation of the former Chief Executive Officer is required to be expensed immediately due to the accelerated vesting of the options which occurred as a result of the resignation.

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Other Expense

      During 2002, the Company recorded an expense of $0.6 million to write down an investment in a company affiliated with Knowledge Universe to fair value which was offset in full by a $0.6 million gain relating to the reversal of reserves established as part of the Company’s sale of its human capital consulting business. During 2001 and 2000, the Company recorded “Other Expense” of $7.1 million and $5.4 million, respectively, associated with the write down to fair market value of certain equity investments.

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

16.     Disposition of assets held for sale

      Effective January 30, 2002, the Company sold substantially all of the assets and certain liabilities of its human capital consulting business. The sales price was approximately $14.0 million in cash (subject to a working capital adjustment) with potential contingent consideration based on operating performance of the divested unit over the next two years. All consultants and support staff of the human capital consulting business were transferred to the acquiring company. In connection with the anticipated sale, a goodwill impairment charge of $7.5 million was recorded in the fourth quarter of 2001. The net assets sold were classified as “Assets held for sale” on the balance sheet at December 31, 2001. The components of the assets held for sale were as follows:

December 31,
2001

Accounts receivable	$5,511
Fixed assets	3,754
Intangible assets	4,134
Other assets	466

Assets held for sale	13,865
Accounts payable and accrued expenses	2,356

Assets held for sale, net	$11,509

      After transaction expenses and the establishment of reserves for idle assets and vacant properties, the Company recorded a gain of $0.6 million in 2002 on the disposition of the assets. The gain was recorded as “Other Expense” in the Consolidated Statement of Operations and was offset in full by an expense to write down an investment in a company affiliated with Knowledge Universe to fair value.

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Quarterly Information (unaudited)

	First	Second	Third	Fourth

2002
Net revenues	$20,849	$18,166	$19,353	$17,553
Gross profit	8,394	7,044	7,810	6,783
Income before income taxes	1,778	2,410	1,536	57
Net income	1,728	2,360	1,536	44
Net income per common share:
Basic	$0.04	$0.05	$0.03	$0.00
Diluted	$0.03	$0.04	$0.03	$0.00
2001
Net revenues	$37,522	$35,771	$32,424	$26,429
Gross profit	10,177	13,457	11,553	10,514
Income (loss) before income taxes	(14,105)	(36,619)	(54,370)	(11,375)
Net income (loss)	(14,186)	(36,980)	(54,469)	(11,888)
Net income (loss) per common share:
Basic	$(0.42)	$(1.08)	$(1.56)	$(0.35)
Diluted	$(0.42)	$(1.08)	$(1.56)	$(0.35)

      The second quarter of 2002 includes a $0.7 million gain due to the net reversal of previously recorded restructuring reserves due to the favorable settlement of real estate rental obligations. The reversal had the effect of increasing diluted earnings per share by $0.01 for the second quarter of 2002.

      The first quarter of 2001 includes special charges of $5.4 million, consisting of $1.6 million for severance, $0.6 million for the termination of certain Company initiatives, $0.8 million related to the costs of exiting or reducing certain leased premises, and $2.4 million related to certain employee incentives.

      The second and third quarters of 2001 results included goodwill impairment charges of $26.7 million and $38.3 million, respectively, related to the technology and human capital consulting groups. Additionally, the second quarter of 2001 includes special charges of $8.0 million, consisting of $1.8 million for severance charges, $5.1 million to provide for the expected costs of exiting and reducing certain leased premises and an employee incentive-related expense of $1.1 million. The third quarter of 2001 includes $8.8 million of special charges including $1.1 million of severance, $3.5 million to provide for the expected costs of exiting and reducing certain leased premises, a $4.0 million write-down of assets (primarily fixed assets), and an employee incentive-related expense of $0.2 million.

      The fourth quarter of 2001 includes a goodwill impairment charge of $7.5 million relating to the human capital consulting business and special charges of $1.3 million for severance costs, facilities and asset write-downs.

      The 2001 amounts have been adjusted to reflect reimbursable expenses as net revenues and cost of sales in accordance with EITF Issue 01-14 “Income Statement Characterization of Reimbursement Received for “Out-of-Pocket Expenses Incurred.”

ITEM 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this Item is set forth in the section headed “Proposal 1 — Election of Directors” in our definitive Proxy Statement for the Annual Meeting of Stockholders of the Company (the “Proxy Statement”) which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2002, and is incorporated in this report by reference.

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

Item 14.	Controls and Procedures

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report as Exhibits:

      1. The following Consolidated financial statements and report of independent auditors are included in Item 8 of this Form 10-K:

•	Report of Independent Auditors

•	Consolidated Balance Sheets

•	Consolidated Statements of Operations

•	Consolidated Statements of Stockholders’ Equity

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements

      2. The following financial statement schedule is filed as part of this report and is attached hereto:

Schedule II Valuation and Qualifying Accounts.

      All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

      3. Exhibits:

Exhibit
Number	Description

3.1(1)	Second Amended and Restated Certificate of Incorporation
3.2(2)	Amended and Restated Bylaws
4.1(3)	Form of Class A Common Stock Certificate
4.2(4)	Certificate of Designations, Preferences and Relative Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Cumulative Convertible Preferred Stock of Nextera
4.3(4)	Note Conversion Agreement by and between Knowledge Universe, Inc. dated as of December 14, 2000
4.4(5)	Letter Agreement between Knowledge Universe, Inc. and Nextera Enterprises, Inc. dated June 29, 2001.
4.5(18)	Letter Agreement between Knowledge Universe, Inc. and Nextera Enterprises, Inc. dated March 29, 2002
4.6(18)	Letter Agreement between Knowledge Universe, Inc. and Nextera Enterprises, Inc. dated June 14, 2002
4.7(20)	Amended and Restated Stock Purchase Warrant dated as of December 31, 2002 by and between Nextera Enterprises, Inc. and Fleet National Bank.
4.8(20)	Amended and Restated Stock Purchase Warrant dated as of December 31, 2002 by and between Nextera Enterprises, Inc. and Bank of America, N.A.
4.9(20)	Amended and Restated Stock Purchase Warrant dated as of December 31, 2002 by and between Nextera Enterprises, Inc. and Fleet National Bank.
4.10(20)	Amended and Restated Stock Purchase Warrant dated as of December 31, 2002 by and between Nextera Enterprises, Inc. and Bank of America, N.A.
10.1(6)*	Amended and Restated 1998 Equity Participation Plan
10.2(7)*	Nextera/ Lexecon Limited Purpose Stock Option Plan
10.3(8)	Stockholders Agreement dated as of August 31, 1998 by and among Nextera Enterprises, L.L.C., Nextera Enterprises, Inc. and the individuals and other parties listed on the Table of Stockholders attached thereto as Schedule A.

Exhibit
Number	Description

10.4(2)	First Amendment to Stockholders Agreement dated as of December 15, 1998 by and among Nextera Enterprises, L.L.C., Nextera Enterprises, Inc. and the individuals and other parties listed on the signature pages thereto.
10.5(8)	Contribution Agreement dated as of December 31, 1998 by and among Nextera Enterprises, Inc., Lexecon Inc. and the shareholders of Lexecon Inc. listed on the signature pages thereto.
10.6(2)	Letter agreement dated as of December 31, 1998 by and among Nextera Enterprises, Inc., Knowledge Universe, Inc. and the individuals listed on the signature page thereto.
10.7(8)	Warrant to Purchase Class A Common Stock of Nextera Enterprises, Inc. dated as of December 31, 1998 issued to Knowledge Universe, Inc.
10.8(9)	Amended and Restated Debenture of Nextera Enterprises, Inc. in the principal amount of $24,933,543.66 dated as of December 31, 1997.
10.9(10)	First Amendment to Amended and Restated Debenture of Nextera Enterprises, Inc. dated as of April 15, 1999.
10.10(16)	Debenture of Nextera Enterprises, Inc. in the principal amount of $10,000,000 dated as of December 15, 2000.
10.11(9)*	Agreement dated as of December 31, 1998 by and between Lexecon Inc. and Andrew M. Rosenfield.
10.12(9)*	Confidentiality and Proprietary Rights Agreement dated as of December 31, 1998 between Lexecon Inc. and Daniel R. Fischel.
10.13(9)*	Confidentiality and Proprietary Rights Agreement dated as of December 31, 1998 between Lexecon Inc. and Dennis W. Carlton.
10.14(11)	Third Amendment to Credit Agreement dated as of December 30, 1999 by and among Nextera Enterprises, Inc., BankBoston, N.A. and the entities listed on the signature pages thereto, dated December 31, 2000.
10.15(12)	Second Amendment to Credit Agreement dated as of December 30, 1999 by and among Nextera Enterprises, Inc., BankBoston, N.A. and the entities listed on the signature pages thereto, dated November 14, 2000.
10.16(13)	Credit Agreement dated as of December 30, 1999 by and among Nextera Enterprises, Inc., BankBoston, N.A. and the entities listed on the signature pages thereto.
10.17(13)	Guarantee and Security Agreement dated as of December 30, 1999 by and among Nextera Enterprises, Inc., BankBoston, N.A. and the entities listed on the signature pages thereto.
10.18(14)	Fourth Amendment to Credit Agreement dated as of December 30, 1999 by and among Nextera Enterprises, Inc., Fleet National Bank and the entities listed on the signature pages thereto, dated March 30, 2001.
10.19(14)	Limited Guaranty Agreement dated as of March 30, 2001 by Knowledge Universe Capital Co. LLC.
10.20(12)*	Employment Agreement dated October 24, 2000 between Nextera and Michael P. Muldowney.
10.21(12)*	Employment Agreement dated October 25, 2000 between Nextera and David Schneider.
10.22(16)*	Binding term sheet between Nextera Enterprises, Inc., David M. Schneider, Vincent C. Perro and Michael P. Muldowney entered into in October 2001 regarding certain management incentive arrangements.
10.23(16)*	Termination Agreement, Waiver and General Release between Nextera Enterprises, Inc., Sibson & Company LLC and Vincent C. Perro dated January 29, 2002.
10.24(15)	Asset Purchase Agreement dated as of January 30, 2002 by and among The Segal Group, Inc., a Delaware corporation, and Nextera Enterprises, Inc. and Sibson & Company, LLC, a Delaware limited liability company
10.25(17)	Amended and Restated Credit Agreement dated as of March 29, 2002 by and among Nextera Enterprises, Inc., its subsidiaries, Bank of America, N.A. and Fleet National Bank.
10.26(17)	Amended and Restated Guaranty and Security Agreement dated as of March 29, 2002 by and between Nextera Enterprises, Inc. and Fleet National Bank.
10.27(17)	Amended and Restated Limited Guaranty Agreement dated as of March 29, 2002 by and between Nextera Enterprises, Inc. and Fleet National Bank.

Exhibit
Number	Description

10.28(17)	Amendment to Amended and Restated Limited Guaranty Agreement, dated as of March 29, 2002 by and between Knowledge Universe Capital Co. LLC and Fleet National Bank.
10.29(17)	Amended and Restated Stock Purchase Warrant dated as of March 29, 2002 by and between Nextera Enterprises, Inc. and Fleet National Bank.
10.30(17)	Amended and Restated Stock Purchase Warrant dated as of March 29, 2002 by and between Nextera Enterprises, Inc. and Bank of America, N.A.
10.31(17)	Stock Purchase Warrant dated as of March 29, 2002 by and between Nextera Enterprises, Inc. and Fleet National Bank.
10.32(17)	Stock Purchase Warrant dated as of March 29, 2002 by and between Nextera Enterprises, Inc. and Bank of America, N.A.
10.33(19)	Funding Agreement dated as of September 27, 2002 among Nextera Enterprises, Inc., Fleet National Bank, Bank of America, N.A. and Knowledge Enterprises, Inc.
10.34(19)	Exchange Debenture of Nextera Enterprises, Inc. in the principal amount of $21,292,550.00 dated as of July 23, 2002.
10.35(19)	Guarantee and Security Agreement dated as of July 23, 2002 among Nextera Enterprises, Inc., Knowledge Universe, Inc. and the entities listed on the signature pages thereto.
10.36(19)	Subordination Agreement dated as of July 23, 2002 among Nextera Enterprises, Inc., Knowledge Universe, Inc. and Knowledge Universe Capital Co., LLC.
10.37(20)	Second Amended and Restated Credit Agreement dated as of December 31, 2002 by and among Nextera Enterprises, Inc., Bank of America, N.A., Fleet National Bank and the entities listed on the signature pages thereto.
10.38(20)	Junior Credit Participation Agreement dated as of December 31, 2002, by and among Fleet National Bank, Bank of America, N.A., Knowledge Universe, Inc. and Nextera Enterprises, Inc.
10.39(20)	Second Amended and Restated Subordination Agreement by and among Nextera Enterprises, Inc., Knowledge Universe Capital Co. LLC, Knowledge Universe, Inc. and Fleet National Bank, as Agent.
10.40(20)	Second Amendment to Debenture of Nextera Enterprises, Inc. in the original principal amount of $10,000,000 dated as of December 15, 2000.
10.41(20)	Second Amendment to Amended and Restated Debenture of Nextera Enterprises, Inc. in the original principal amount of $24,970,000 dated as of January 5, 1998.
10.42(20)	First Amendment to Exchange Debenture of Nextera Enterprises, Inc. in the original principal amount of $21,292,550 dated as of July 23, 2002.
10.43(20)*	Agreement among Nextera Enterprises, Inc., Lexecon, Inc. and Dennis W. Carlton dated as of December 31, 2002.
10.44(20)*	Agreement among Nextera Enterprises, Inc., Lexecon, Inc. and Daniel R. Fischel dated as of December 31, 2002.
10.45(20)	Second Amended and Restated Revolving Note executed by Nextera Enterprises, Inc. in favor of Fleet National Bank dated as of December 31, 2002.
10.46(20)	Second Amended and Restated Revolving Note executed by Nextera Enterprises, Inc. in favor of Bank of America, N.A. dated as of December 31, 2002.
10.47(20)	Second Amended and Restated Term Note executed by Nextera Enterprises, Inc. in favor of Fleet National Bank dated as of December 31, 2002.
10.48(20)	Second Amended and Restated Term Note executed by Nextera Enterprises, Inc. in favor of Bank of America, N.A. dated as of December 31, 2002.
10.49(20)	Second Amended and Restated Guarantee and Security Agreement executed by Nextera Enterprises, Inc. and the entities listed on the signature pages thereto in favor of Fleet National Bank dated as of December 31, 2002.

Exhibit
Number	Description

10.50(20)	Second Amended and Restated Limited Guaranty Agreement by Knowledge Universe Capital Co. LLC, in favor of Fleet National Bank and Bank of America, N.A. dated as of December 31, 2002.
10.51(21)*	Letter dated January 9, 2003 between David Schneider and Nextera Enterprises, Inc.
10.52(22)*	Letter dated as of February 1, 2003 between Richard L. Sandler and Nextera Enterprises, Inc.
21.1(16)	List of Subsidiaries
23.1(16)	Consent of Independent Auditors

(1)	Filed as an exhibit to Nextera’s Registration Statement on Form S-8 dated November 17, 2000, and incorporated herein by reference.

(2)	Filed as an exhibit to Nextera’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-63789) dated January 21, 1999, and incorporated herein by reference.

(3)	Filed as an exhibit to Nextera’s Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-63789) dated May 17, 1999, and incorporated herein by reference.

(4)	Filed as an exhibit to Nextera’s Form 8-K filed on December 15, 2000, and incorporated herein by reference.

(5)	Filed as an exhibit to Nextera’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

(6)	Filed as an appendix to Nextera’s definitive proxy statement for its annual meeting of stockholders held on July 12, 2001, filed on June 20, 2001, and incorporated herein by reference.

(7)	Filed as an exhibit to Nextera’s Amendment No. 6 to Registration Statement on Form S-1 (File No. 333-63789) dated May 6, 1999, and incorporated herein by reference.

(8)	Filed as an exhibit to Nextera’s Registration Statement on Form S-1 (File No. 333-63789) dated September 18, 1998, and incorporated herein by reference.

(9)	Filed as an exhibit to Nextera’s Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-63789) dated February 24, 1999, and incorporated herein by reference.

(10)	Filed as an exhibit to Nextera’s Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-63789) dated April 16, 1999, and incorporated herein by reference.

(11)	Filed as an exhibit to Nextera’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(12)	Filed as an exhibit to Nextera’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2000 and incorporated herein by reference.

(13)	Filed as an exhibit to Nextera’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(14)	Filed as an exhibit to Nextera’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(16)	Filed as an exhibit to Nextera’s Form 8-K filed on February 15, 2002 and incorporated herein by reference.

(17)	Filed as an exhibit to Nextera’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.

(18)	Filed as an exhibit to Nextera’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(19)	Filed as an exhibit to Nextera’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

(20)	Filed as an exhibit to Nextera’s Form 8-K filed on January 3, 2003 and incorporated herein by reference.

(21)	Filed as an exhibit to Nextera’s Form 8-K filed on February 6, 2003 and incorporated herein by reference.

(22)	Filed herewith.

*	Indicates a management plan or compensatory plan or arrangement.

SCHEDULE II

NEXTERA ENTERPRISES, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	Beginning of	Charged to			End of
Description	Period	Operations	Acquisitions	Deductions	Period

Period ended December 31, 2000
Allowance for uncollectible accounts	$953,000	$4,552,000	$50,000	$3,004,000	$2,551,000
Period ended December 31, 2001
Allowance for uncollectible accounts	$2,551,000	$2,716,000	$—	$2,291,000	$2,976,000
Period ended December 31, 2002
Allowance for uncollectible accounts	$2,976,000	$1,374,000	$—	$2,044,000	$2,306,000

(b)	Reports on Form 8-K

      Nextera did not file any reports on Form 8-K during the three months ended December 31, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTERA ENTERPRISES, INC.

By:	/s/ DANIEL R. FISCHEL

Daniel R. Fischel,
Chief Executive Officer, President and Director

March 31, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL R. FISCHEL Daniel R. Fischel	Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer)	March 31, 2003

/s/ MICHAEL P. MULDOWNEY Michael P. Muldowney	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	March 31, 2003

/s/ MICHAEL J. DOLAN Michael J. Dolan	Chief Accounting Officer (Principal Accounting Officer)	March 31, 2003

/s/ RICHARD V. SANDLER Richard V. Sandler	Vice Chairman of the Board	March 31, 2003

/s/ JAMES CORISTON James Coriston	Director	March 31, 2003

/s/ STEVE FINK Steve Fink	Director	March 31, 2003

/s/ RALPH FINERMAN Ralph Finerman	Director	March 31, 2003

/s/ KEITH D. GRINSTEIN Keith D. Grinstein	Director	March 31, 2003

/s/ STANLEY E. MARON Stanley E. Maron	Director	March 31, 2003

/s/ KARL SUSSMAN Karl Sussman	Director	March 31, 2003

I, Daniel R. Fischel, certify that:

      1. I have reviewed this annual report on Form 10-K of Nextera Enterprises, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ DANIEL R. FISCHEL

Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2003

I, Michael P. Muldowney, certify that:

      1. I have reviewed this annual report on Form 10-K of Nextera Enterprises, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ MICHAEL P. MULDOWNEY

Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

Date: March 31, 2003