Form 10-Q
period 2003-03-31
NEXTERA ENTERPRISES INC
filed 2003-05-12
CIK 1070534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

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

Yes   [X]   No  [  ]

     Indicate by check mark whether registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes   [  ]   No  [X]

     As of April 30, 2003 there were 30,025,441 shares of $.001 par value Class A Common Stock outstanding and 3,844,200 shares of $.001 par value Class B Common Stock outstanding.

NEXTERA ENTERPRISES, INC.
Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2003

INDEX

		Page No.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002	3
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2003 and 2002	4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	25
	Signatures	25

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Nextera Enterprises, Inc.

Condensed Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

		December 31,
	March 31, 2003	2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$631	$1,606
Restricted cash	—	2,650
Accounts receivable, net of allowance for doubtful accounts of $2,498 and $2,306 at March 31, 2003 and December 31, 2002, respectively	24,138	20,344
Due from affiliates	21	25
Prepaid expenses and other current assets	979	1,051

Total current assets	25,769	25,676
Property and equipment, net	2,063	2,316
Goodwill	77,504	77,504
Other assets	4,115	1,722

Total assets	$109,451	$107,218

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$12,368	$14,019
Accrued restructuring costs, current portion	1,966	1,037
Senior credit facility	4,735	4,735
Current portion of long-term debt and capital lease obligations	565	689

Total current liabilities	19,634	20,480
Long-term debt and capital lease obligations	743	783
Senior credit facility	27,465	22,465
Debentures due to affiliates, including accrued interest	48,928	47,748
Accrued restructuring costs, net of current portion	80	427
Other long-term liabilities	3,199	3,408
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 600,000 authorized shares designated Series A, 40,375 and 39,630 Series A issued and outstanding at March 31, 2003 and December 31, 2002, respectively	4,037	3,963
Class A Common Stock, $0.001 par value, 95,000,000 shares authorized, 30,025,441 and 31,911,266 shares issued at March 31, 2003 and December 31, 2002, respectively	30	32
Class B Common Stock, $0.001 par value, 4,300,000 shares authorized, 3,844,200 shares issued and outstanding at March 31, 2003 and December 31, 2002	4	4
Additional paid-in capital	161,550	161,055
Retained earnings (deficit)	(155,995)	(152,932)
Accumulated other comprehensive income (loss)	(224)	(215)

Total stockholders’ equity	9,402	11,907

Total liabilities and stockholders’ equity	$109,451	$107,218

See Notes to Condensed Consolidated Financial Statements

Nextera Enterprises, Inc.

Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share amounts; unaudited)

	Three Months Ended March 31
	2003	2002

Net revenues	$18,757	$20,849
Cost of revenues	11,879	12,455

Gross profit	6,878	8,394
Selling, general and administrative expenses	4,028	5,177
Amortization expense	1,941	—
Special charges	1,921	—

Income (loss) from operations	(1,012)	3,217
Interest expense, net	(2,011)	(1,439)

Income (loss) before income taxes	(3,023)	1,778
Provision for income taxes	40	50

Net income (loss)	(3,063)	1,728
Preferred stock dividends	(74)	(395)

Net income (loss) applicable to common stockholders	$(3,137)	$1,333

Net income (loss) per common share, basic	$(0.09)	$0.04

Net income (loss) per common share, diluted	$(0.09)	$0.03

Weighted average common shares outstanding, basic	34,038	35,654

Weighted average common shares outstanding, diluted	34,038	62,373

See Notes to Condensed Consolidated Financial Statements

Nextera Enterprises, Inc.

Condensed Consolidated Statements of Cash Flows
(Dollar amounts in thousands, unaudited)

	Three Months Ended March 31
	2003	2002

Operating activities
Net income (loss)	$(3,063)	$1,728
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,227	496
Provision for doubtful accounts	631	870
Non-cash equity charges	1,134	—
Non-cash interest Paid in Kind	1,180	573
Change in operating assets and liabilities:
Accounts receivable	(4,425)	(3,654)
Due from affiliate	4	65
Prepaid expenses and other assets	(5,054)	(265)
Accounts payable and accrued expenses	(1,651)	(7,521)
Restructuring costs	582	102
Other	16	(6)

Net cash used in operating activities	(8,419)	(7,612)
Investing activities
Purchase of property and equipment	(33)	(157)
Proceeds from sale of business	—	14,720
Changes in restricted cash	2,650	—

Net cash provided by investing activities	2,617	14,563
Financing activities
Borrowings (repayments) under Senior Credit Facility	5,000	(8,000)
Repayments of long-term debt and capital lease obligations	(164)	(2,256)

Net cash provided by (used in) financing activities	4,836	(10,256)
Effects of exchange rates on cash and cash equivalents	(9)	37

Net decrease in cash and cash equivalents	(975)	(3,268)
Cash and cash equivalents at beginning of period	1,606	4,465

Cash and cash equivalents at end of period	$631	$1,197

See Notes to Condensed Consolidated Financial Statements

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Nextera Enterprises, Inc. (“Nextera” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The balance sheet as of December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These financial statements should be read in conjunction with the financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 2003.

Reclassification

Certain reclassifications were made to the 2002 financial statements in order that they may be consistent with the 2003 presentation.

Restricted Cash

Restricted cash relates to cash deposits held by the Company’s senior lenders, in accordance with the Second Amended and Restated Credit Agreement dated December 31, 2002 (Senior Credit Facility), to finance working capital requirements related to employment compensation that was paid in December 2002 and January 2003. The terms of the Senior Credit Facility require the Company to restrict such amounts on a monthly basis based on earned bonus amounts so that a certain percentage of the projected earned bonus is escrowed or paid at specific times. At December 31, 2002, $2.7 million was escrowed in a restricted account for bonuses earned. The Company will continue to escrow funds for bonus payments for 2003 beginning in the second quarter.

Concentration of Credit Risk

The Company provides its services to customers in diversified industries, primarily in the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations. No customer accounted for more than 10% of net revenues for the three months ended March 31, 2003 and 2002. One customer represented more than 5% of accounts receivable as of March 31, 2003.

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Recent Accounting Pronouncements

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Stock-Based Compensation – Transition and Disclosure- an amendment of FASB Statement No 123” (“SFAS No. 148”), which provides optional guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, the statement mandates certain new disclosures that are incremental to those required by SFAS No. 123. Since the Company will continue to record stock-based compensation in accordance with APB No. 25, no material impact on the condensed Consolidated financial position or results of operations is expected. The Company has adopted the disclosure provisions of this statement.

Note 2. Other Assets

On December 31, 2002, the Company entered into employment and non-compete agreements with the Company’s two key service providers: Daniel Fischel, the Company’s Chief Executive Officer, and Dennis Carlton. These agreements contain covenants not to compete over specified periods in return for cash compensation. The agreements became effective on January 7, 2003 upon payment of the first installment. Under the terms of the agreements, Nextera made aggregate payments of $5.0 million on January 7, 2003 to extend these agreements through July 15, 2003. Messrs. Fischel and Carlton surrendered approximately 1.8 million shares of the Company’s Class A Common Stock worth approximately $0.8 million in connection with the extension of the non-compete provisions. Accordingly, an asset of approximately $4.2 million was recorded in 2003 to recognize the non-compete agreements and is being amortized through July 15, 2003. Amortization expense of $1.9 million was recorded in the first quarter of 2003.

The Company has the option of extending the non-compete provisions through January 15, 2004 by paying Messrs. Fischel and Carlton an aggregate payment of $3.5 million, including interest, on or before July 15, 2003 and approximately $1.6 million, plus interest at 3.5% per annum from January 15, 2003 through the date paid, within 5 business days of the collection of a specified accounts receivable, but in no event later than December 31, 2003, whether or not the receivable is collected by that date. The Company has the option of extending these agreements from January 15, 2004 to December 31, 2008 by making an additional aggregate payment of $20.0 million to Messrs. Fischel and Carlton on or before January 15, 2004.

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 3. Income (Loss) per Share

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

Basic and diluted income (loss) per share were calculated as follows:

	Three Months Ended March 31
(Amounts in thousands, except per share amounts)	2003	2002

	(unaudited)
Basic net income (loss) per Common Share
Net income (loss)	$(3,063)	$1,728
Preferred stock dividends	(74)	(395)

Net income (loss) available to common stockholders	$(3,137)	$1,333
Weighted average common shares outstanding—basic	34,038	35,654

Basic net income (loss) per common share	$(0.09)	$0.04

Diluted net income (loss) per Common Share
Net income (loss)	$(3,063)	$1,728
Preferred stock dividends	(74)	—

Net income (loss) available to common stockholders	$(3,137)	$1,728
Weighted average common shares outstanding—basic	34,038	35,654
Dilutive effect of convertible preferred stock	—	26,371
Dilutive effect of options and warrants	—	348

Weighted average common shares outstanding—diluted	34,038	62,373

Diluted net income (loss) per common share	$(0.09)	$0.03

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

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

the payment of dividends and disposition of assets. The revised covenants were based on the Company’s operating plan for 2002 and 2003.

Effective December 31, 2002, the Company entered into a Second Amended and Restated Credit Agreement (Senior Credit Facility), which amended the Prior Credit Agreement. As part of the Senior Credit Facility, Knowledge Universe, Inc. purchased a $5.0 million junior participation in the Senior Credit Facility. On January 7, 2003, the Company borrowed $5.0 million under the Senior Credit Facility to fund the first payment required under the employment and non-compete agreements entered into with Messrs. Fischel and Carlton. The Company’s outstanding liability under the Senior Credit Facility after the borrowing of the above mentioned $5.0 million was $32.2 million. The Senior Credit Facility requires that $4.7 million of outstanding borrowings be permanently reduced in each of 2003 and 2004. The maturity of the Senior Credit Facility was extended to January 1, 2005. Borrowings bear interest at the lender’s base rate plus 1.5%, which was 5.7% at March 31, 2003. The Company will continue to pay annual administrative fees of $0.3 million, payable monthly, and the $0.9 million in aggregate back-end fees will continue to be payable upon the maturity of the Senior Credit Facility. The back-end fees can be waived if the Company repays the Senior Credit Facility prior to maturity. All administrative fees paid to the senior lenders are recorded by the Company as interest expense. An affiliate of Knowledge Universe has agreed to continue to guarantee $2.5 million of the Company’s obligations under the Senior Credit Facility. The Senior Credit Facility also contains covenants related to the maintenance of financial ratios, operating restrictions, restrictions on the payment of dividends and disposition of assets. The revised covenants were based on the Company’s operating plan for 2003 and 2004. As of March 31, 2003, the Company was in compliance with all of its financial covenants.

Note 5. Stock-Based Compensation and Other Equity Instruments

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

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

If the Company had adopted the optional recognition provisions of SFAS 123 for its stock option plans, net income (loss) and net income (loss) per common share would have been changed to the pro forma amounts indicated below:

	Three months ended March 31
	2003	2002

	(Amounts in thousands, except per share
	data)
Net income (loss)as reported	$(3,063)	$1,728
Compensation expense under SFAS 123	(403)	(1,302)

Pro forma net income (loss)	$(3,466)	$426

Net income (loss) per basic common share:
As reported	$(0.09)	$0.04

Pro forma	$(0.10)	$0.00

Net income (loss) per diluted common share:
As reported	$(0.09)	$0.03

Pro forma	$(0.10)	$0.00

The weighted average fair value of options granted during 2003 and 2002 was $0.36 and $0.54, respectively, at the date of the grants. As recommended by SFAS No. 123, the fair values of options were estimated using the Black-Scholes option pricing model assuming expected volatility of 120% in 2003 and 130% in 2002, a risk free interest rate of 4.70% in 2003 and 2002, and an expected life of 6 years in 2003 and 2002.

Other Equity

In conjunction with the non-compete agreements with certain key service providers entered into December 31, 2002, the key service providers surrendered 1,885,827 shares of Class A Common Stock to the Company. The closing bid price on the Nasdaq SmallCap Market on January 7, 2003, the date the shares were surrendered, was $0.42 per share. As a result, stockholders' equity decreased $0.8 million.

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 6. Special Charges

The restructuring charges and their utilization as of March 31, 2003 are summarized as follows (in thousands):

			Utilized

	Balance at
	December 31,	Q1 2003			Balance at March
	2002	charge	Non-Cash	Cash	31, 2003

Severance	$—	$785	$—	$125	$660
Facilities	1,380	—	—	45	1,335
Operating lease obligations	84	—	—	33	51

	$1,464	$785	$—	$203	$2,046

In connection with the resignation of the Company’s former chief executive officer in 2003, the Company incurred a $1.9 million charge in the first quarter of 2003. Approximately $0.8 million relates to salary continuance until February 2004 and approximately $1.1 million relates to a non-cash charge for fully vested options, with an exercise price of $2.00 per share, which was previously being expensed over the anticipated service period. In accordance with the original employment agreement, the former chief executive officer was to be granted a bonus, if and only if the above mentioned options vested and became exercisable, equal to the exercise price of the options at the time of the exercise of the options. The portion of the option exercise price bonus not expensed at the time of the resignation of the former chief executive officer is required to be expensed immediately and recorded in equity due to the accelerated vesting of the options which occurred as a result of the resignation.

Approximately $1.7 million of cash is expected to be expended over the next twelve months, primarily related to real estate rental obligations and employment contracts, and the remainder is expected to be paid through December 2005.

Note 7 Comprehensive Income (Loss)

Comprehensive income combines net income (loss) and “other comprehensive items,” which represents certain amounts, substantially foreign currency translation adjustments, that are reported as components of stockholders’ equity in the accompanying balance sheet. During the first quarter of 2003 comprehensive loss totaled $3.1 million and during the first quarter ended 2002 comprehensive income was $2.7 million.

Note 8. Income Taxes

No federal tax benefit was recorded for the three months ended March 31, 2003 due to the Company’s uncertainty associated with utilizing its net operating losses. The Company did record de minimis state tax expense. No federal tax expense was recorded during the three months ended March 31, 2002 due to the existence of net operating losses available to be carried forward to offset taxable income.

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 9. Commitments and Contingencies

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

Overview

Nextera Enterprises exited the technology consulting business during the latter half of 2001 and sold its human capital consulting business (Sibson) on January 30, 2002. After the January 30, 2002 sale, Nextera Enterprises consists of Lexecon (economic consulting business), one of the world’s leading economics consulting firms. For more than 25 years, Lexecon has provided law firms, corporations and regulatory agencies with expert analysis of complex economic issues in connection with legal and regulatory proceedings, strategic planning and other business activities.

Lexecon was founded in 1977. Lexecon’s clients include major law firms and the corporations that they represent, government and regulatory agencies, public and private utilities and national and multinational corporations.

Lexecon’s services involve the application of economic, financial and public policy principles to marketplace issues in a large variety of industries. The firm’s services fall into three broad areas: litigation support, public policy studies, and business consulting.

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

Business Consulting: Lexecon assists corporate clients in analyzing business and strategic issues outside the context of litigation or regulation. Lexecon consults on the likely competitive impact of proposed mergers, assessing the possible reaction of regulatory agencies, competitors and customers to possible business combinations. Lexecon also advises on pricing and other strategic decisions, such as entry into new business areas, addition of new production capacity, and by helping firms assess how competitors are likely to react and how these events would affect the nature of future competition.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 AND THREE MONTHS ENDED MARCH 31, 2002

     Net Revenues. Net revenues decreased $2.0 million, or 10.6%, to $18.8 million for the three months ended March 31, 2003 from $20.8 million for the three months ended March 31, 2002. Approximately $1.9 million of this decrease was attributable to the sale of our human capital consulting business in January 2002. Net revenues from our economic consulting business were $18.9 million for the quarter ended March 31, 2002, $0.1 million higher than the first quarter of 2003. Utilization of professionals in the economic consulting business was 67.2% for the quarter ended March 31, 2003 compared to 74.6% in the first quarter of 2002. The drop in utilization from the prior year was offset in part by a 6.4% increase in billing rates. Annualized revenue per professional in the quarter ended March 31, 2003 was $504,000 compared to $488,000 for the quarter ended March 31, 2002.

     Gross Profit. Gross profit decreased 17.9% to $6.9 million for the three months ended March 31, 2003 from $8.4 million for the three months ended March 31, 2002. The decrease in gross profit was due to the sale of the human capital consulting business in January 2002 and an increase in the cost of services for the economic consulting business. The human capital consulting business gross profit in the first quarter of 2002 was $0.8 million. Gross profit as a percentage of net revenues decreased to 36.6% for the three months ended March 31, 2003 from 40.3% for the three months ended March 31, 2002. The economic consulting business gross profit as a percent of net revenues for the three months ended March 31, 2002 was 40.0%. The drop in economic consulting business gross profit as a percentage of net revenues is primarily attributed to an increase in overall compensation due to yearly annual base compensation increases and, to a lesser extent, recently hired consultants who have not achieved targeted utilization.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 23.1% to $4.0 million for the three months ended March 31, 2003 from $5.2 million for the three months ended March 31, 2002. As a percentage of revenues, such expenses decreased to 21.5% for the three months ended March 31, 2003 from 24.8% for the three months ended March 31, 2002. The decrease in selling, general and administrative expenses from the first quarter of 2002 is primarily attributed to the following components: a decrease of $0.5 million in compensation expenses and a decrease of $0.4 million in facility cost, both attributed to the absence of the human capital consulting business, which was sold in January 2002, and lower corporate costs.

     Amortization Expense. The Company recorded $1.9 million of amortization expense related to the amortization of non-compete agreements entered into with certain key service providers in conjunction with employment agreements dated December 31, 2002.

Special Charges. The restructuring charges and their utilization as of March 31, 2003 are summarized as follows (in thousands):

			Utilized

	Balance at
	December 31,	Q1 2003			Balance at March
	2002	charge	Non-Cash	Cash	31, 2003

Severance	$—	$785	$—	$125	$660
Facilities	1,380	—	—	45	1,335
Operating lease obligations	84	—	—	33	51

	$1,464	$785	$—	$203	$2,046

In connection with the resignation of the Company’s former chief executive officer in 2003, the Company incurred a $1.9 million charge in the first quarter of 2003. Approximately $0.8 million relates to salary continuance until February 2004 and approximately $1.1 million relates to a non-cash charge for fully vested options, with an exercise price of $2.00 per share, which was previously being expensed over the anticipated service period. In accordance with the original employment agreement, the former chief executive officer was to be granted a bonus, if and only if the above mentioned options vested and became exercisable, equal to the exercise price of the options at the time of the exercise of the options. The portion of the option exercise price bonus not expensed at the time of the resignation of the former chief executive officer is required to be expensed immediately and recorded in equity due to the accelerated vesting of the options which occurred as a result of the resignation.

Approximately $1.7 million of cash is expected to be expended over the next twelve months, primarily related to real estate rental obligations and employment contracts, and the remainder is expected to be paid over the next two years.

     Interest Expense, Net. Interest expense, net increased to $2.0 million for the three months ended March 31, 2003 from $1.4 million for the three months ended March 31, 2002. The increase is primarily a result of a higher principal amount of debentures outstanding in the quarter. The average balance of debentures outstanding for the quarter ended March 31, 2003 was $47.7 million compared to $23.1 million for the quarter ended March 31, 2002 due primarily to the exchange of preferred stock to debentures in July of 2002.

     Income taxes. No federal tax benefit was recorded for the three months ended March 31, 2003 due to the Company’s uncertainty associated with utilizing its net operating losses. The Company did record de minimis state tax expense. No federal tax expense was recorded during the three months ended March 31, 2002 due to the existence of net operating losses available to be carried forward to offset taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated working capital was $6.1 million on March 31, 2003, compared to a working capital of $5.2 million on December 31, 2002. Included in working capital were cash and cash equivalents of $0.6 million and $1.6 million on March 31, 2003 and December 31, 2002, respectively.

Net cash used in operating activities was $8.4 million for the three months ended March 31, 2003. The primary components of net cash used in operating activities was an increase of $5.0 million of prepaid and other assets (relating to Messrs. Fischel and Carlton’s non-compete agreements), an increase of $4.4 million of accounts receivable, a $1.6 million decrease of accounts payables and accrued expenses (primarily bonus payments), and a net loss of $3.1 million. These cash outflows were offset in part by $5.2 million of non-cash items relating to depreciation, provision for doubtful accounts, amortization of non-compete agreements, non-cash compensation charges, and interest paid-in-kind.

Net cash provided by investing activities was $2.6 million for the three months ended March 31, 2003, almost entirely representing decreases in restricted cash.

Net cash provided by financing activities was $4.8 million for the three months ended March 31, 2003. The primary component of net cash provided by financing activities was $5.0 million of borrowings under the Company’s Senior Credit Facility.

The Company’s primary sources of liquidity are cash on hand, restricted cash (for bonus payments only) and cash flow from operations. The Company believes that if it is successful in reducing its current days sales outstanding level and achieving its forecasted profitability, it will have sufficient cash to meet its operating and capital requirements for the next twelve months. However, there can be no assurances that the Company’s actual cash needs will not exceed anticipated levels, that the Company will generate sufficient operating cash flows, by reducing its current days sales outstanding level and achieving its forecasted profitability, to fund its operations in the absence of other sources or that acquisition opportunities will not arise requiring resources in excess of those currently available. In particular, the Company has the option of extending the employment and non-compete agreements with Messrs. Fischel and Carlton from their current expiration of July 16, 2003 to January 15, 2004. In order to exercise such option, the Company must pay Messrs. Fischel and Carlton an aggregate amount of approximately $3.5 million, including interest, on or before July 15, 2003 and an aggregate amount of approximately $1.6 million, plus interest at 3.5% per annum from January 15, 2003 through the date paid, within five days of collection of a specified receivable but in no case later than December 31, 2003, whether or not the receivable is collected by that date. The Company hopes to exercise such option from cash flows from operations, however, such funding from operations is dependent upon reducing current days sales outstanding and achieving forecasted profitability. To the extent that cash flows from operations are not sufficient, the Company will need to obtain alternative financing sources. In order for the Company to further extend these agreements from January 16, 2004 through December 31, 2008, the Company will need to make aggregate payments to Messrs. Fischel and Carlton of $20.0 million by January 15, 2004. We will require additional financing in amounts that we cannot determine at this time in order to make all of the payments required to extend these agreements to December 31, 2008. We expect that we will need to raise funds through one or more public or private financing transactions.

Effective December 31, 2002, the Company entered into a Second Amended and Restated Credit Agreement (Senior Credit Facility), which amended the Prior Credit Agreement. As part of the Senior Credit Facility, Knowledge Universe, Inc. purchased a $5.0 million junior participation in the Senior Credit Facility. On January 7, 2003, the Company borrowed $5.0 million under the Senior Credit Facility to fund the first payment required under the employment and non-compete agreements entered into with Messrs. Fischel and Carlton. The Company’s outstanding liability under the Senior Credit Facility after the borrowing of the above mentioned $5.0 million was $32.2 million. The Senior Credit Facility requires that $4.7 million of outstanding borrowings be permanently reduced in each of 2003 and 2004. The maturity of the Senior Credit Facility was extended to January 1, 2005. Borrowings bear interest at the lender’s base rate plus 1.5%. The Company will continue to pay annual administrative fees of $0.3 million, payable monthly, and the $0.9 million in aggregate back-end fees will continue to be payable upon the maturity of the Senior Credit Facility. The back-end fees can be waived if the Company repays the Senior Credit Facility prior to maturity. All administrative fees paid to the senior lenders are recorded by the Company as interest expense. An affiliate of Knowledge Universe has agreed to continue to guarantee $2.5 million of the Company’s obligations under the Senior Credit Facility. The Senior Credit Facility contains covenants related to the maintenance of financial ratios, operating restrictions, restrictions on the payment of dividends and disposition of assets. The covenants are measured quarterly and have been set at varying rates, the most restrictive at approximately 15% below the Company’s projected operating results. If the results of operations significantly decline below projected results and we are unable to obtain a waiver from the Company’s senior lenders, the Company’s debt would be in default and callable by the senior lenders. If our projections of future operating results are not achieved and our debt is placed in default, we would experience a material adverse impact on our reported financial position and results of operations.

Critical Accounting Policies

Our condensed Consolidated financial statements have been prepared with accounting principles generally accepted in the United States of America. Preparation of these financial statements requires management to make judgments and estimates. Some accounting policies have significant impact on amounts reported in these financial statements. A summary of significant accounting polices and a description of accounting policies that are considered critical may be found in our 2002 Annual Report on Form 10-K, filed on March 31, 2003, in the Notes to the Consolidated Financial Statements, Note 2 and the Critical Accounting Policies Section.

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

We may not be able to obtain the additional capital necessary for us to fund the payments necessary for us to be able to extend the employment and non-compete agreements with two key service providers, including our Chief Executive Officer. In addition, if we are able to raise additional capital, the terms of any additional capital may be unfavorable to Nextera or our stockholders.

We have entered into employment and non-compete agreements with two of our key service providers: Daniel Fischel, our Chief Executive Officer, and Dennis Carlton. These agreements currently expire on July 15, 2003. In order for us to extend these agreements through January 15, 2004, we will need to make aggregate payments to Messrs. Fischel and Carlton of approximately $3.5 million (including interest) by July 15, 2003 and approximately $1.6 million, plus interest at 3.5% per annum beginning January 15, 2003 though the date paid, within five days of collection of a specified receivable but in no case later than December 31, 2003, whether or not the receivable is collected by that date. In order for us to further extend these agreements from January 16, 2004 through December 31, 2008, we will need to make aggregate payments to Messrs. Fischel and Carlton of $20.0 million by January 15, 2004. We will require additional financing in amounts that we cannot determine at this time in order to make all of the payments required to extend these agreements to December 31, 2008. We expect that we will need to raise funds through one or more public or private financing transactions.

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

High levels of debt could adversely affect our business and financial condition

We have very high levels of debt in relation to the size of our business. As of March 31, 2003, we had $32.2 million of outstanding indebtedness under our Senior Credit Facility, $4.7 million of which was classified as a current liability. In addition, as of March 31, 2003, we had $48.9 million of outstanding indebtedness under debentures payable to affiliates.

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

We may not have sufficient future cash flows to meet our debt payments, or other obligations such as payments to employees, and may not be able to refinance any of our debt at maturity.

We may be unable to comply with certain covenants under our Senior Credit Facility which could result in an acceleration of amounts due and the commencement of foreclosure proceedings

The Company entered into the Second Amended and Restated Credit Agreement (Senior Credit Facility) on December 31, 2002, with its senior lenders. Under the Senior Credit Facility, the Company is required to make principal payments of $4.7 million in each of 2003 and 2004. The debt is due in full on January 1, 2005. Additionally, the Company is required to comply with certain financial and operational covenants. Borrowings under the Senior Credit Facility currently bear interest at the lender’s base rate plus 1.5%. If the Company fails to comply with the covenants contained in the Senior Credit Facility, the interest rate could increase 200 basis points. Additionally, such an event may permit the senior lenders to accelerate the maturity of the Senior Credit Facility and foreclose on the assets of the Company.

We face possible delisting from the Nasdaq SmallCap Market, which would result in a limited public market for our Class A Common Stock, and may adversely affect the price and trading volume of our Class A Common Stock.

There are several requirements for the continued listing of our Class A Common Stock on the Nasdaq SmallCap Market including, but not limited to, a minimum stock bid price of $1.00 per share. On February 14, 2002, we received notification from the Nasdaq National Market (Nasdaq) that we had failed to maintain a minimum bid price of $1.00 for 30 consecutive days and would be delisted from the Nasdaq National Market unless by May 15, 2002 we complied with the minimum bid price requirement for at least 10 consecutive days. Prior to May 15, 2002, we submitted an application to trade on the Nasdaq SmallCap Market, and on June 3, 2002, we began trading on the Nasdaq SmallCap Market.

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

The Company currently believes that it is in the interest of shareholders to maintain listing on Nasdaq and to increase the share price of our common stock to potentially increase its trading liquidity stock and attract investment by institutional funds and investors that are currently prevented from investing in our common stock at current price levels. Accordingly, we will ask our shareholders to authorize a reverse stock split of the Company’s common stock at the next annual meeting of shareholders in June, 2003. However, our shareholders may not approve the reverse stock split, or if the reverse stock split is approved and completed, it may not result in a sustained minimum bid price for our common stock sufficient to prevent delisting nor can there be any assurances that the price of our common stock after a reverse stock split will rise in proportion to the reduction in the number of shares of our common stock outstanding after the reverse stock split becomes effective. Additionally, even if a reverse stock split has the effect of increasing the price of our common stock, a broader or more liquid market for our stock may not develop. The lasting effects of a reverse stock split are unknown and the effects of reverse stock splits for companies in similar situations as ours is varied.

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

Even if we are able to retain our current consultants and expand the number of our qualified consultants, the resources required to attract, retain, motivate and train these consultants could adversely affect our operating profits

Nextera Enterprises Holdings owns 71.5% of our voting stock and can control matters submitted to our stockholders and its interests may be different from yours.

Nextera Enterprises Holdings owns 8,810,000 shares of Class A Common Stock, 3,844,200 shares of Class B Common Stock, and 40,375 shares of our Series A Preferred Stock, which combined represents approximately 71.5% of the voting power of our outstanding common stock. The Class A Common Stock entitles its holders to one vote per share, and the Class B Common Stock entitles its holders to ten votes per share, on all matters submitted to a vote of our stockholders, including the election of the members of the Board of Directors. Holders of Series A Preferred Stock are entitled to 145 votes per share, which equals the number of whole shares of Class A Common Stock into which one share of Series A Preferred Stock is convertible at March 31, 2003. Accordingly, Nextera Enterprises Holdings will be able to determine the disposition of all matters submitted to a vote of our stockholders, including mergers, transactions involving a change in control and other corporate transactions and the terms thereof. In addition, Nextera Enterprises Holdings will be able to elect all of our directors. This control by Nextera Enterprises Holdings could materially adversely affect the market price of the Class A Common Stock or delay or prevent a change in control of our company.

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

Since our inception in February 1997, we have incurred, on an historical basis, net losses of $3.0 million and $17.2 million for the years ended December 31, 1997 and 1998, respectively, and net losses of $24.0 million and $117.5 million for the years ended December 31, 2000 and 2001, respectively.

It is possible that we may not obtain net income in the future.

If we fail to meet our clients’ expectations, we could damage our reputation and have difficulty attracting new business and our engagements may result in professional liability.

Our client engagements often involve projects that are complex and critical to the operation of a client’s business and involve difficult analytical assignments that carry risks of professional and other liability. Many of our engagements involve matters that could have a severe impact on the client’s business, cause the client to lose significant amounts of money, or prevent the client from pursuing desirable business opportunities. Our failure or inability to meet either our client’s expectations or those of law firms that engage us in the performance of our services could result in litigation against us and damage to our reputation, which could adversely affect our ability to attract new business from that client or others. In addition, if we fail to perform adequately on a project, a client could refuse to pay or sue us for economic damages which could further damage our reputation or cause a reduction in future revenues and operating profits. Litigation alleging that we performed negligently or otherwise breached our obligations to the client could expose us to significant liabilities and tarnish our reputation.

We have relied and may continue to rely on a limited number of clients and industries for a significant portion of our revenues and, as a result, the loss of or a significant reduction in work performed for any of them could result in reduced revenues.

We have in the past derived, and may in the future derive, a significant portion of our net revenues from a relatively limited number of clients. To the extent that any client or industry uses less of our services or terminates its relationship with us, our revenues could decline accordingly. Our 10 largest clients accounted for approximately 33% of our net revenues for the three months ended March 31, 2003. No client represented greater than 10% of net revenues for the three months ended March 31, 2003.

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

We derive a substantial amount of our net revenues from economic and litigation consulting services related to antitrust matters, public policy and regulatory matters, mergers and acquisitions, and securities matters. A substantial portion of these net revenues were derived from engagements relating to United States antitrust and securities laws. Changes in these laws, changes in judicial interpretations of these laws or less vigorous enforcement of these laws by the United States Department of Justice, the United States Federal Trade Commission or other federal agencies as a result of changes in philosophy, political decisions, priorities or other reasons could materially reduce the magnitude, scope, number or duration of engagements available to us in these areas.

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

Potential write-off of goodwill and other intangible assets relating to personnel could reduce our operating results and stockholders' equity.

As of March 31, 2003, our intangible assets were approximately $77.5 million and included $77.0 million of goodwill and $0.5 million for intangibles relating to personnel. Intangible assets had been amortized prior to 2002 on a straight-line basis principally over 40 years for goodwill and over five years for intangibles relating to personnel. We ceased amortizing goodwill and intangible assets relating to personnel commencing January 1, 2002 in accordance with Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets".

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company is exposed to changes in interest rates primarily from our Senior Credit Facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the interest rate yield curve would not have a material adverse effect on interest sensitive financial instruments at March 31, 2003.

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

Within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of the evaluation referred to above.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1*	Amendment to Agreement among Nextera Enterprises, Inc., Lexecon, Inc. and Daniel R. Fischel dated as of April 24, 2003.

10.2*	Amendment to Agreement among Nextera Enterprises, Inc., Lexecon, Inc. and Dennis W. Carlton dated as of April 18, 2003.

99	Additional Exhibits

	99.1	Certification of Daniel Fischel, Chief Executive Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and not incorporated by reference into any 1933 Act registration statement.

	99.2	Certification of Michael Muldowney, Chief Financial Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and not incorporated by reference into any 1933 Act registration statement.

*	Indicates a management plan or compensatory plan or arrangement.

(b) Reports on Form 8-K

1.	A Current Report on Form 8-K filed on January 3, 2003 disclosing the Second Amended and Restated Credit Agreement, Service Agreements with key employees and related documents.

2.	A Current Report on Form 8-K filed on February 6, 2003 regarding a press release announcing management changes within the Company and the resignation of the chief executive officer.

3.	A Current Report on Form 8-K filed on February 11, 2003 regarding a press release issued with earnings information for the year ended December 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTERA ENTERPRISES, INC. (Registrant)

Date:	May 12, 2003	By: /s/ Daniel R. Fischel Daniel R. Fischel Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 12, 2003	By: /s/ Michael P. Muldowney Michael P. Muldowney

Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

Date:	May 12, 2003	By: /s/ Michael J. Dolan Michael J. Dolan Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

I, Daniel R. Fischel, certify that:

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

a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

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

a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

By: /s/ Michael P. Muldowney Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)