Form 10-Q
period 2003-06-30
NEXTERA ENTERPRISES INC
filed 2003-08-14
CIK 1070534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission File Number 0-25995

NEXTERA ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4700410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1 Cambridge Center, 7th Floor, Cambridge, Massachusetts 02142
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

Yes [X] No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

     As of July 31, 2003 there were 30,025,441 shares of $.001 par value Class A Common Stock outstanding and 3,844,200 shares of $.001 par value Class B Common Stock outstanding.

NEXTERA ENTERPRISES, INC.
Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2003

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Nextera Enterprises, Inc.

Condensed Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	June 30, 2003	December 31, 2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,428	$1,606
Restricted cash	569	2,650
Accounts receivable, net of allowance for doubtful accounts of $2,305 and $2,306 at June 30, 2003 and December 31, 2002, respectively	21,745	20,344
Prepaid expenses and other current assets	979	1,076

Total current assets	24,721	25,676
Property and equipment, net	2,103	2,316
Goodwill	77,504	77,504
Other assets	1,935	1,722

Total assets	$106,263	$107,218

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$13,154	$14,019
Accrued restructuring costs, current portion	982	1,037
Senior credit facility	4,735	4,735
Current portion of long-term debt and capital lease obligations	461	689

Total current liabilities	19,332	20,480
Long-term debt and capital lease obligations	700	783
Senior credit facility	25,645	22,465
Debentures due to affiliates, including accrued interest	50,266	47,748
Accrued restructuring costs, net of current portion	–	427
Other long-term liabilities	3,257	3,408
Commitments and contingencies	–	–
Stockholders’ equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 600,000 authorized shares designated Series A, 41,070 and 39,630 Series A issued and outstanding at June 30, 2003 and December 31, 2002, respectively	4,107	3,963
Class A Common Stock, $0.001 par value, 95,000,000 shares authorized, 30,025,441 and 31,911,266 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	30	32
Class B Common Stock, $0.001 par value, 4,300,000 shares authorized, 3,844,200 shares issued and outstanding at June 30, 2003 and December 31, 2002	4	4
Additional paid-in capital	161,480	161,055
Retained earnings (accumulated deficit)	(158,334)	(152,932)
Accumulated other comprehensive income (loss)	(224)	(215)

Total stockholders’ equity	7,063	11,907

Total liabilities and stockholders’ equity	$106,263	$107,218

See Notes to Condensed Consolidated Financial Statements

Nextera Enterprises, Inc.

Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share amounts; unaudited)

	Three Months Ended June 30

	2003	2002

Net revenues	$16,816	$18,166
Cost of revenues	10,964	11,122

Gross profit	5,852	7,044
Selling, general and administrative expenses	4,117	3,820
Amortization expense	1,941	–
Special charges (credit)	–	(740)

Income (loss) from operations	(206)	3,964
Interest expense, net	(2,064)	(1,554)
Other expense	(48)	–

Income (loss) before income taxes	(2,318)	2,410
Provision for income taxes	21	50

Net income (loss)	(2,339)	2,360
Preferred stock dividends	(70)	(407)

Net income (loss) applicable to common stockholders	$(2,409)	$1,953

Net income (loss) per common share, basic	$(0.07)	$0.05

Net income (loss) per common share, diluted	$(0.07)	$0.04

Weighted average common shares outstanding, basic	33,870	35,756

Weighted average common shares outstanding, diluted	33,870	64,777

See Notes to Condensed Consolidated Financial Statements

Nextera Enterprises, Inc.

Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share amounts; unaudited)

	Six Months Ended June 30

	2003	2002

Net revenues	$35,573	$39,015
Cost of revenues	22,843	23,577

Gross profit	12,730	15,438
Selling, general and administrative expenses	8,145	8,997
Amortization expense	3,882	–
Special charges (credit)	1,921	(740)

Income (loss) from operations	(1,218)	7,181
Interest expense, net	(4,075)	(2,993)
Other expense	(48)	–

Income (loss) before income taxes	(5,341)	4,188
Provision for income taxes	61	100

Net income (loss)	(5,402)	4,088
Preferred stock dividends	(144)	(802)

Net income (loss) applicable to common stockholders	$(5,546)	$3,286

Net income (loss) per common share, basic	$(0.16)	$0.09

Net income (loss) per common share, diluted	$(0.16)	$0.06

Weighted average common shares outstanding, basic	33,954	35,705

Weighted average common shares outstanding, diluted	33,954	64,486

See Notes to Condensed Consolidated Financial Statements

Nextera Enterprises, Inc.

Condensed Consolidated Statements of Cash Flows
(Dollar amounts in thousands, unaudited)

	Six Months Ended June 30

	2003	2002

Operating activities
Net income (loss)	$(5,402)	$4,088
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,491	930
Provision for doubtful accounts	591	1,392
Non-cash compensation charges	1,134	27
Non-cash interest Paid in Kind	2,518	1,164
Other	48	–
Change in operating assets and liabilities:
Accounts receivable	(1,992)	(3,136)
Prepaid expenses and other assets	(5,114)	361
Accounts payable and accrued expenses	(865)	(8,522)
Restructuring costs	(158)	(2,082)
Other	74	1,824

Net cash used in operating activities	(4,675)	(3,954)
Investing activities
Purchase of property and equipment	(444)	(482)
Proceeds from sale of business	–	14,720
Changes in restricted cash	2,081	(372)

Net cash provided by investing activities	1,637	13,866
Financing activities
Borrowings (repayments) under Senior Credit Facility	3,180	(9,800)
Repayments of long-term debt and capital lease obligations	(311)	(2,369)

Net cash provided by (used in) financing activities	2,869	(12,169)
Effects of exchange rates on cash and cash equivalents	(9)	(15)

Net decrease in cash and cash equivalents	(178)	(2,272)
Cash and cash equivalents at beginning of period	1,606	4,465

Cash and cash equivalents at end of period	$1,428	$2,193

See Notes to Condensed Consolidated Financial Statements

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Nextera Enterprises, Inc. (“Nextera” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Restricted Cash

Restricted cash relates to cash deposits held by the Company’s senior lenders, in accordance with the Second Amended and Restated Credit Agreement dated December 31, 2002, as amended, (Senior Credit Facility), to finance working capital requirements related to employment compensation. The terms of the Senior Credit Facility require the Company to restrict such amounts on a periodic basis based on earned bonus amounts so that a certain percentage of the projected earned bonus is escrowed or paid at specific times. At December 31, 2002, $2.7 million was escrowed in a restricted account for bonuses earned and subsequently paid in January 2003. Beginning in the second quarter of 2003, the Company continued to escrow funds for bonuses earned for 2003. At June 30, 2003, the restricted cash balance was $569,000.

Concentration of Credit Risk

The Company provides its services to customers in diversified industries, primarily in the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations. No customer accounted for more than 10% of net revenues for the three or six months ended June 30, 2003 and 2002. One customer represented 7.4% and 8.1% of accounts receivable as of June 30, 2003 and December 31, 2002, respectively. No other customers represented more than 5% of accounts receivables at the end of either period.

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Recent Accounting Pronouncements

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Stock-Based Compensation – Transition and Disclosure- an amendment of FASB Statement No 123” (“SFAS No. 148”), which provides optional guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, the statement mandates certain new disclosures that are incremental to those required by SFAS No. 123. Since the Company will continue to record stock-based compensation in accordance with APB No. 25, no material impact on the Company’s financial position or results of operations is expected. The Company has adopted the disclosure provisions of this statement.

Note 2. Other Assets

On December 31, 2002, the Company entered into employment and non-compete agreements with two of the Company’s key service providers: Daniel Fischel, the Company’s Chief Executive Officer, and Dennis Carlton. These agreements contain covenants not to compete over specified periods in return for cash compensation. The agreements became effective on January 7, 2003 upon payment of the first installment. Under the terms of the agreements, Nextera made aggregate payments of $5.0 million on January 7, 2003 to extend these agreements through July 15, 2003. Messrs. Fischel and Carlton surrendered approximately 1.8 million shares of the Company’s Class A Common Stock worth approximately $0.8 million in connection with the extension of the non-compete provisions. Accordingly, an asset of approximately $4.2 million was recorded in 2003 to recognize the non-compete agreements and is being amortized through July 15, 2003. Amortization expense of $1.9 million was recorded in each of the first and second quarters of 2003.

The Company exercised its option of extending the non-compete provisions through January 15, 2004 by paying Messrs. Fischel and Carlton an aggregate payment of $3.5 million, including interest, in July 2003. The exercised option was recorded in the third quarter of 2003. As part of this option, the Company is still required to make an additional aggregate payment of approximately $1.6 million, plus interest at 3.5% per annum, from January 15, 2003 through the date paid, within 5 business days of the collection of a specified accounts receivable, but in no event later than December 31, 2003, whether or not the receivable is collected by that date. The Company has the option of further extending these agreements from January 15, 2004 to December 31, 2008 by making an additional aggregate payment of $20.0 million to Messrs. Fischel and Carlton on or before January 15, 2004.

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 3. Income (Loss) per Share

Basic net income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (“Diluted EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive common share equivalents then outstanding.

Basic and diluted income (loss) per share were calculated as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2003	2002	2003	2002

Basic net income (loss) per Common Share
Net income (loss)	$(2,339)	$2,360	$(5,402)	$4,088
Preferred stock dividends	(70)	(407)	(144)	(802)

Net income (loss) available to common stockholders	$(2,409)	$1,953	$(5,546)	$3,286
Weighted average common shares outstanding—basic	33,870	35,756	33,954	35,705

Basic net income (loss) per common share	$(0.07)	$0.05	$(0.16)	$0.09

Diluted net income (loss) per Common Share
Net income (loss)	$(2,339)	$2,360	$(5,402)	$4,088
Preferred stock dividends	(70)	–	(144)	–

Net income (loss) available to common stockholders	$(2,409)	$2,360	$(5,546)	$4,088
Weighted average common shares outstanding—basic	33,870	35,756	33,954	35,705
Dilutive effect of convertible preferred stock	–	26,832	–	26,832
Dilutive effect of options and warrants	–	2,189	–	1,949

Weighted average common shares outstanding—diluted	33,870	64,777	33,954	64,486
Diluted net income (loss) per common share	$(0.07)	$0.04	$(0.16)	$0.06

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 4. Senior Credit Facility

Effective December 31, 2002, the Company entered into a Second Amended and Restated Credit Agreement (Senior Credit Facility), which amended the Prior Credit Agreement. As part of the Senior Credit Facility, Knowledge Universe, Inc., an affiliate of the Company, purchased a $5.0 million junior participation in the Senior Credit Facility. On January 7, 2003, the Company borrowed $5.0 million under the Senior Credit Facility to fund the first payment required under the employment and non-compete agreements entered into with Messrs. Fischel and Carlton. The Senior Credit Facility requires that $4.7 million of outstanding borrowings be permanently reduced in each of 2003 and 2004. The maturity of the Senior Credit Facility is January 1, 2005. Borrowings bear interest at the lender’s base rate plus 1.5%. The Company continues to pay annual administrative fees of $0.3 million, payable monthly. A back-end fee of $0.9 million is payable upon the maturity of the Senior Credit Facility. The back-end fees can be waived if the Company repays the Senior Credit Facility prior to maturity. All administrative fees paid to the senior lenders are recorded by the Company as interest expense. An affiliate of Knowledge Universe has agreed to continue to guarantee $2.5 million of the Company’s obligations under the Senior Credit Facility. The Senior Credit Facility contains covenants related to the maintenance of financial ratios, operating restrictions, restrictions on the payment of dividends and disposition of assets.

In July 2003, the Company entered into the First and Second Amendments (the “Amendments”) to the Senior Credit Facility. Under the Amendments, Knowledge Universe, Inc. purchased a $2.5 million junior participation in the Senior Credit Facility. The Amendments also eliminated financial covenants for the June 30, 2003 period and reset the financial covenants for the periods ending September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004. Additionally, warrants previously issued to the senior lenders to purchase 1,818,351 shares of the Company’s Class A Common Stock were modified reducing the senior lender’s put rights from $0.3525 per share to $0.23 per share, reducing the put rights from approximately $640,000 to approximately $418,000. As part of the Amendments, the Company is required to pay quarterly fees aggregating $125,000 annually.

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

If the Company had adopted the optional recognition provisions of SFAS 123 for its stock option plans, net income (loss) and net income (loss) per common share would have been changed to the pro forma amounts indicated below:

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Three months ended June 30		Six months ended June 30
	2003	2002	2003	2002

	(Amounts in thousands, except per share data)
Net income (loss) as reported	$(2,339)	$2,360	$(5,402)	$4,088
Compensation expense under SFAS 123	(960)	(2,250)	(1,367)	(3,537)

Pro forma net income (loss)	$(3,299)	$110	$(6,769)	$551

Net income (loss) per basic common share:
As reported	$(0.07)	$0.05	$(0.16)	$0.09

Pro forma	$(0.10)	$0.00	$(0.20)	$0.02

Net income (loss) per diluted common share:
As reported	$(0.07)	$0.04	$(0.16)	$0.06

Pro forma	$(0.10)	$0.00	$(0.20)	$0.01

The weighted average fair value of options granted during 2003 and 2002 was $0.26 and $0.54, respectively, at the date of the grants. As recommended by SFAS No. 123, the fair values of options were estimated using the Black-Scholes option pricing model assuming expected volatility of 120% in 2003 and 130% in 2002, a risk free interest rate of 4.70% in 2003 and 2002, and an expected life of 6 years in 2003 and 2002.

Note 6. Special Charges

The restructuring charges and their utilization as of June 30, 2003 are summarized as follows (in thousands):

			Utilized

	Balance at
	December 31,	Q1 2003			Balance at June 30,
	2002	charge	Non-Cash	Cash	2003

Severance	$—	$785	$—	$334	$451
Facilities	1,380	—	324	576	480
Operating lease obligations	84	—	—	33	51

	$1,464	$785	$324	$943	$982

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

In connection with the resignation of the Company’s former Chief Executive Officer in the first quarter of 2003, the Company incurred a $1.9 million charge. Approximately $0.8 million of the charge related to salary continuance until February 2004 and approximately $1.1 million related to a non-cash charge for fully vested options, with an exercise price of $2.00 per share, which was previously being expensed over the anticipated service period. In accordance with the original employment agreement, the former chief executive officer was to be granted a bonus, if and only if the above mentioned options vested and became exercisable, equal to the exercise price of the options at the time of the exercise of the options. The portion of the option exercise price bonus not expensed at the time of the resignation of the former chief executive officer was required to be expensed immediately and recorded in equity due to the accelerated vesting of the options which occurred as a result of the resignation.

Approximately $1.0 million of cash relating to special charges is expected to be expended over the next twelve months, primarily related to real estate rental obligations and employment matters.

Note 7. Comprehensive Income (Loss)

Comprehensive income combines net income (loss) and “other comprehensive items,” which represents certain amounts, substantially foreign currency translation adjustments, that are reported as components of stockholders’ equity in the accompanying balance sheet. During the second quarter of 2003 comprehensive loss totaled $2.3 million and during the second quarter of 2002 comprehensive income was $2.3 million. During the six months ended June 30, 2003 comprehensive loss totaled $5.4 million and during the six months ended June 30, 2002 comprehensive income was $5.0 million.

Note 8. Income Taxes

No federal tax benefit was recorded for the three months and six months ended June 30, 2003 due to the Company’s uncertainty associated with utilizing its net operating losses. The Company did record de minimis state tax expense. No federal tax expense was recorded during the three months and six months ended June 30, 2002 due to the existence of net operating losses available to be carried forward to offset taxable income.

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

As mentioned in note 2, the Company has the option of further extending the employment and non-compete agreements with two of the Company’s key service providers, Messrs. Fischel and Carlton, by making an aggregate payment of $20 million on or before January 15, 2004. Additional financing in amounts that cannot be determined at this time will be necessary in order to make all the payments required to extend these agreements to December 31, 2008. It is expected that the Company will need to raise funds through one or more public or private financing transactions in order to make the payments. The Company may not be able to raise funds on favorable terms or at all. If the Company cannot raise adequate funds on acceptable terms, the Company may be unable to extend the employment and non-compete agreements and lose the continued services of Messrs. Fischel and Carlton. In such event, the Company’s operations and financial condition would be materially and adversely affected.

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2003 AND THREE MONTHS ENDED JUNE 30, 2002

Net Revenues. Net revenues decreased $1.4 million, or 7.4%, to $16.8 million for the three months ended June 30, 2003 from $18.2 million for the three months ended June 30, 2002. Utilization of professionals in the economic consulting business was 65.5% for the quarter ended June 30, 2003 compared to 65.4% in the second quarter of 2002. Annualized revenue per professional in the quarter ended June 30, 2003 was $505,000 compared to $465,000 for the quarter ended June 30, 2002 and the average consultant headcount was 133 for the three months ended June 30, 2003 versus 156 for the three months ended June 30, 2002. The decrease in headcount was primarily at the lower levels and included individuals with lower than average utilization, thereby, increasing overall average utilization rates and resulting in higher realized revenue per day. The decline in revenue in the second quarter of 2003 from the second quarter of 2002 was primarily due to the winding down of existing cases coupled with newer cases not yet reaching full capacity. The decline in revenue was partially offset by an increase in realized revenue per day.

Gross Profit. Gross profit decreased 16.9% to $5.9 million for the three months ended June 30, 2003 from $7.0 million for the three months ended June 30, 2002. Gross profit as a percentage of net revenues decreased to 34.8% for the three months ended June 30, 2003 from 38.8% for the three months ended June 30, 2002. The decline in gross profit as a percentage of net revenues was primarily attributed to the decline in net revenues not being offset by the marginal drop in cost of revenues due to the fixed nature of a significant portion of the compensation and benefits. Also contributing to the lower gross profit was an increase in overall compensation due to yearly annual base compensation increases and the mix of utilization among the varying consultant levels and offices.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 7.8% to $4.1 million for the three months ended June 30, 2003 from $3.8 million for the three months ended June 30, 2002. As a percentage of revenues, such expenses increased to 24.5% for the three months ended June 30, 2003 from 21.0% for the three months ended June 30, 2002. The increase in selling, general and administrative expenses from the second quarter of 2002 was primarily attributed to the following components: an increase of $0.1 million in selling and marketing expenses due to intensified marketing efforts and an increase of $0.1 million in insurance expense, primarily directors and officers liability insurance cost.

Amortization Expense. For the three months ended June 30, 2003, the Company recorded $1.9 million of amortization expense related to the amortization of non-compete agreements entered into with certain key service providers in conjunction with employment agreements dated December 31, 2002.

Interest Expense, Net. Interest expense, net increased to $2.1 million for the three months ended June 30, 2003 from $1.6 million for the three months ended June 30, 2002. The increase is primarily a result of a higher principal amount of debentures outstanding in the quarter. The average balance of debentures outstanding for the quarter ended June 30, 2003 was $49.6 million compared to $24.0 million for the quarter ended June 30, 2002, due primarily to the exchange of preferred stock to debentures in July of 2002.

Income taxes. No federal tax benefit was recorded for the three months ended June 30, 2003 due to the Company’s uncertainty associated with utilizing its net operating losses. The Company did record de minimis state tax expense. No federal tax expense was recorded during the three months ended June 30, 2002 due to the existence of net operating losses available to be carried forward to offset taxable income.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2003 AND SIX MONTHS ENDED JUNE 30, 2002

Net Revenues. Net revenues decreased $3.4 million, or 8.8%, to $35.6 million for the six months ended June 30, 2003 from $39.0 million for the six months ended June 30, 2002. Approximately $1.9 million of this decrease was attributable to the sale of our human capital consulting business in January 2002. Net revenues from our economic consulting business were $37.1 million for the six months ended June 30, 2002, $1.5 million higher than the first six months of 2003. Utilization of professionals in the economic consulting business was 66.4% for the six months ended June 30, 2003 compared to 69.5% for the six months ended June 30, 2002. The decline in the economic consulting business revenue is a function of the decrease in utilization due to the winding down of existing cases coupled with newer cases not yet reaching full capacity. The average number of consultants declined from 154 consultants for the first six months of 2002 to 138 consultants for the first six months of 2003. The decrease in headcount was primarily at the lower levels and included individuals with lower than average utilization, thereby, increasing overall average utilization rates and resulting in higher realized revenue per day. The decrease in net revenues was partially offset by an increase in higher realized revenue per day.

Gross Profit. Gross profit decreased $2.7 million, or 17.5%, to $12.7 million for the six months ended June 30, 2003 from $15.4 million for the six months ended June 30, 2002. Gross profit as a percentage of net revenues decreased to 35.8% for the six months ended June 30, 2003 from 39.6% for the six months ended June 30, 2002. A portion of the decrease in gross profit was due to the sale of the human capital consulting business in January 2002. The human capital consulting business gross profit in the first six months of 2002 was $0.8 million. The economic consulting business gross profit as a percent of net revenues for the six months ended June 30, 2002 was 39.3%. The decline in the economic consulting business gross profit as a percentage of net revenues is attributed to a $1.5 million decline in 2003 net revenues not being offset by cost of revenues due to the fixed nature of a significant portion of the compensation and benefits.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.9 million, or 9.5% to $8.1 million for the six months ended June 30, 2003 from $9.0 million for the six months ended June 30, 2002. As a percentage of revenues, such expenses decreased to 22.9% for the six months ended June 30, 2003 from 23.1% for the six months ended June 30, 2002. The decrease in selling, general and administrative expenses from the first six months of 2002 is primarily attributed to the absence of the human capital consulting business, which was sold in January 2002, and had $1.1 million of selling, general and administrative expenses in 2002. The decrease in the selling, general and administrative expenses from the human capital consulting business was offset in part by higher insurance expense and marketing costs associated with new initiatives.

Amortization Expense. For the six months ended June 30, 2003, the Company recorded $3.9 million of amortization expense related to the amortization of non-compete agreements entered into with certain key service providers in conjunction with employment agreements dated December 31, 2002.

Special Charges. The restructuring charges and their utilization as of June 30, 2003 are summarized as follows (in thousands):

			Utilized

	Balance
	at December	Q1 2003			Balance at June
	31, 2002	charge	Non-Cash	Cash	30, 2003

Severance	$—	$785	$—	$334	$451
Facilities	1,380	—	324	576	480
Operating lease obligations	84	—	—	33	51

	$1,464	$785	$324	$943	$982

In connection with the resignation of the Company’s former Chief Executive Officer in the first quarter of 2003, the Company incurred a $1.9 million charge. Approximately $0.8 million of the charge related to salary continuance until February 2004 and approximately $1.1 million related to a non-cash charge for fully vested options, with an exercise price of $2.00 per share, which was previously being expensed over the anticipated service period. In accordance with the original employment agreement, the former chief executive officer was to be granted a bonus, if and only if the above mentioned options vested and became exercisable, equal to the exercise price of the options at the time of the exercise of the options. The portion of the option exercise price bonus not expensed at the time of the resignation of the former chief executive officer was required to be expensed immediately and recorded in equity due to the accelerated vesting of the options which occurred as a result of the resignation.

Approximately $1.0 million of cash relating to special charges is expected to be expended over the next twelve months, primarily related to real estate rental obligations and employment matters.

During the six months ended June 30, 2002, the Company recorded a net reversal of $0.7 million of previously recorded restructuring reserves due to the favorable settlement of real estate rental obligations. The reversal had the effect of increasing diluted earnings per share by $0.01 for the three and six-month periods ended June 30, 2002.

     Interest Expense, Net. Interest expense, net increased to $4.1 million for the six months ended June 30, 2003 from $3.0 million for the six months ended June 30, 2002. The increase is primarily a result of a higher principal amount of debentures outstanding in the first six months of 2003. The average balance of debentures outstanding for the six months ended June 30, 2003 was $49.0 million compared to $23.7 million for the six months ended June 30, 2002, due primarily to the exchange of preferred stock to debentures in July of 2002.

     Income taxes. No federal tax benefit was recorded for the six months ended June 30, 2003 due to the Company’s uncertainty associated with utilizing its net operating losses. The Company did record de minimis state tax expense. No federal tax expense was recorded during the six months ended June 30, 2002 due to the existence of net operating losses available to be carried forward to offset taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated working capital was $5.4 million on June 30, 2003, compared to a working capital of $5.2 million on December 31, 2002. Included in working capital were cash and cash equivalents of $1.4 million and $1.6 million on June 30, 2003 and December 31, 2002, respectively.

Net cash used in operating activities was $4.7 million for the six months ended June 30, 2003. The primary components of net cash used in operating activities was an increase of $5.1 million of prepaid and other assets (substantially relating to Messrs. Fischel and Carlton’s non-compete agreements), an increase of $2.0 million of accounts receivable, a $1.0 million increase of accounts payables and accrued expenses, and a net loss of $5.4 million. These cash outflows were offset in part by $8.8 million of non-cash items relating to depreciation and fixed assets write-offs ($0.7 million), provision for doubtful accounts ($0.6 million), amortization of non-compete agreements ($3.9 million), non-cash compensation charges ($1.1 million), and interest paid-in-kind ($2.5 million).

Net cash provided by investing activities was $1.6 million for the six months ended June 30, 2003, primarily consisting of a $2.1 million decrease in restricted cash, partially offset by $0.4 million of property and equipment purchases.

Net cash provided by financing activities was $2.9 million for the six months ended June 30, 2003. The primary component of net cash provided by financing activities was $5.0 million of borrowings under the Company’s Senior Credit Facility less repayments of $1.8 million and payment of capital lease obligations of $0.3 million.

The Company’s primary sources of liquidity are cash on hand, restricted cash (for bonus payment and non-compete payments only) and cash flows from operations. The Company believes that if it is successful in reducing its current days sales outstanding level and achieving its forecasted profitability, it will have sufficient cash to meet its operating and capital requirements for the next twelve months. However, there can be no assurances that the Company’s actual cash needs will not exceed anticipated levels, that the Company will generate sufficient operating cash flows, by reducing its current days sales outstanding level and achieving its forecasted profitability, to fund its operations in the absence of other sources or that acquisition opportunities will not arise requiring resources in excess of those currently available.

Effective December 31, 2002, the Company entered into a Second Amended and Restated Credit Agreement (Senior Credit Facility), which amended the Prior Credit Agreement. As part of the Senior Credit Facility, Knowledge Universe, Inc. purchased a $5.0 million junior participation in the Senior Credit Facility. On January 7, 2003, the Company borrowed $5.0 million under the Senior Credit Facility to fund the first payment required under the employment and non-compete agreements entered into with Messrs. Fischel and Carlton. The Senior Credit Facility requires that $4.7 million of outstanding borrowings be permanently reduced in each of 2003 and 2004. The maturity of the Senior Credit Facility is January 1, 2005. Borrowings bear interest at the lender’s base rate plus 1.5%. The Company continues to pay annual administrative fees of $0.3 million, payable monthly. A back-end fee of $0.9 million is payable upon the maturity of the Senior Credit Facility. The back-end fees can be waived if the Company repays the Senior Credit Facility prior to maturity. All administrative fees paid to the senior lenders are recorded by the Company as interest expense. An affiliate of Knowledge Universe has agreed to continue to guarantee $2.5 million of the Company’s obligations under the Senior Credit Facility. The Senior Credit Facility contains covenants related to the maintenance of financial ratios, operating restrictions, restrictions on the payment of dividends and disposition of assets.

In July 2003, the Company entered into the First and Second Amendments (the “Amendments”) to the Senior Credit Facility. As part of the Amendments, warrants previously issued to the senior lenders to purchase 1,818,351 shares of the Company’s Class A Common Stock were modified reducing the senior lender’s put rights from $0.3525 per share to $0.23 per share, reducing in the put rights from approximately $640,000 to approximately $418,000. Additionally, the Company is required to pay quarterly fees aggregating $125,000 annually. Under the Amendments, Knowledge Universe, Inc. purchased a $2.5 million junior participation in the Senior Credit Facility. The Amendments also eliminated financial covenants for the June 30, 2003 period and reset the financial covenants for the periods ending September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004. If the Company’s results of operations significantly decline below projected results and the Company is unable to obtain a waiver from its senior lenders, the Company’s debt would be in default and callable by the senior lenders. If the Company’s projections of future operating results are not achieved and its debt is placed in default, the Company would experience a material adverse impact on its financial position and results of operations.

In July 2003, the Company exercised its option to extend the employment and non-compete agreements with Messrs. Fischel and Carlton from their current expiration of July 16, 2003 to January 15, 2004. The Company paid Messrs. Fischel and Carlton an aggregate amount of approximately $3.5 million, including interest, and is required to make an additional aggregate payment of approximately $1.6 million, plus interest at 3.5% per annum, from January 15, 2003 through the date paid, within five days of collection of a specified receivable, but in no case later than December 31, 2003, whether or not the receivable is collected by that date. The Company exercised this option in part by a $2.5 million advance from Knowledge Universe, Inc., an affiliate, through its junior participation in the Company’s Senior Credit Facility. In order for the Company to further extend these agreements from January 16, 2004 through December 31, 2008, the Company will need to make aggregate payments to Messrs. Fischel and Carlton of $20.0 million by January 15, 2004. Additional financing in amounts that cannot be determined at this time will be necessary in order to make all of the payments required to extend these agreements to December 31, 2008. It is expected that the company will need to raise funds through one or more public or private financing transactions in order to make the payments.

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

We have entered into employment and non-compete agreements with two of our key service providers: Daniel Fischel, our Chief Executive Officer, and Dennis Carlton. In July 2003, the Company exercised its option to extend the employment and non-compete agreements with Messrs. Fischel and Carlton from their current expiration of July 16, 2003 to January 15, 2004. The Company paid Messrs. Fischel and Carlton an aggregate amount of approximately $3.5 million, including interest, and is required to make an additional aggregate payment of approximately $1.6 million, plus interest at 3.5% per annum from January 15, 2003 through the date paid, within five days of collection of a specified receivable but in no case later than December 31, 2003, whether or not the receivable is collected by that date. In order for the Company to further extend these agreements from January 16, 2004 through December 31, 2008, the Company will need to make aggregate payments to Messrs. Fischel and Carlton of $20.0 million by January 15, 2004. Additional financing in amounts that cannot be determined at this time will be necessary in order to make all of the payments required to extend these agreements to December 31, 2008. It is expected that the Company will need to raise funds through one or more public or private financing transactions in order to make the payments.

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

High levels of debt could adversely affect our business and financial condition.

We have very high levels of debt in relation to the size of our business. As of June 30, 2003, we had $30.4 million of outstanding indebtedness under our Senior Credit Facility, $4.7 million of which was classified as a current liability. In addition, as of June 30, 2003, we had $50.3 million of outstanding indebtedness under debentures payable to affiliates.

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

The Company entered into the Second Amended and Restated Credit Agreement (Senior Credit Facility) on December 31, 2002, with its senior lenders. Under the Senior Credit Facility, the Company is required to make principal payments of $4.7 million in each of 2003 and 2004. The debt is due in full on January 1, 2005. Additionally, the Company is required to comply with certain financial and operational covenants. Borrowings under the Senior Credit Facility bear interest at the lender’s base rate plus 1.5%. If the Company fails to comply with the covenants contained in the Senior Credit Facility, the interest rate could increase 200 basis points. Additionally, such an event may permit the senior lenders to accelerate the maturity of the Senior Credit Facility and foreclose on the assets of the Company.

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

The Nasdaq SmallCap Market extended us a 180-day grace period to comply with the $1.00 minimum bid price requirement, which expired on August 13, 2002. We received a further 180-day grace period to comply with the $1.00 minimum bid price requirement from the Nasdaq SmallCap Market, which extension expired on February 13, 2003. On March 19, 2003, we received a further 90-day extension, or until May 12, 2003, to regain compliance with the minimum bid price requirement. On May 14, 2003, Nextera was notified that its securities would be delisted from Nasdaq on May 23, 2003 unless we requested a hearing. We requested a hearing on May 20, 2003 and subsequently met with the hearing panel (the “Panel”). On August 8, 2003, the Panel determined to exercise its discretionary authority in accordance with Marketplace Rules 4300 and 4330(d) and grant us a 60-day extension to allow for further developments in the SEC rule making process. Accordingly, on or before October 7, 2003, the Company must evidence a closing bid price of at least $1.00 per share.

If our common stock is delisted, trading our stock may become more difficult and our stock price could decrease even further. If our common stock is not listed on Nasdaq, many potential investors will not purchase our common stock, which would further limit the trading market for our common stock.

The Company currently believes that it may be in the interest of shareholders to maintain listing on Nasdaq and to increase the share price of our common stock to potentially increase its trading liquidity stock and attract investment by institutional funds and investors that are currently prevented from investing in our common stock at current price levels. Accordingly, at the June 11, 2003 Annual Stockholders Meeting, our stockholders approved a reverse stock split of the Company’s common stock subject to the Board of Directors discretion. The Board of Directors is currently evaluating the merits of a reverse stock split. However, if the Board of Directors determines to proceed with the reverse stock split and it is completed, a reverse stock split may not result in a sustained minimum bid price for our common stock sufficient to prevent delisting nor can there be any assurances that the price of our common stock after a reverse stock split will rise in proportion to the reduction in the number of shares of our common stock outstanding after the reverse stock split becomes effective. Additionally, even if a reverse stock split has the effect of increasing the price of our common stock, a broader or more liquid market for our stock may not develop. The lasting effects of a reverse stock split are unknown and the effects of reverse stock splits for companies in similar situations as ours is varied.

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

Nextera Enterprises Holdings owns 8,810,000 shares of Class A Common Stock, 3,844,200 shares of Class B Common Stock, and 40,375 shares of our Series A Preferred Stock, which combined represents approximately 71.5% of the voting power of our outstanding common stock. The Class A Common Stock entitles its holders to one vote per share, and the Class B Common Stock entitles its holders to ten votes per share, on all matters submitted to a vote of our stockholders, including the election of the members of the Board of Directors. Holders of Series A Preferred Stock are entitled to 145 votes per share, which equals the number of whole shares of Class A Common Stock into which one share of Series A Preferred Stock is convertible at June 30, 2003. Accordingly, Nextera Enterprises Holdings will be able to determine the disposition of all matters submitted to a vote of our stockholders, including mergers, transactions involving a change in control and other corporate transactions and the terms thereof. In addition, Nextera Enterprises Holdings will be able to elect all of our directors. This control by Nextera Enterprises Holdings could materially adversely affect the market price of the Class A Common Stock or delay or prevent a change in control of our company.

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

Our client engagements often involve projects that are complex and critical to the operation of a client’s business and involve difficult analytical assignments that carry risks of professional and other liability. Many of our engagements involve matters that could have a severe impact on the client’s business, cause the client to lose significant amounts of money, or prevent the client from pursuing desirable business opportunities. Our failure or inability to meet either our client’s expectations or those of law firm that engaged us in the performance of our services could result in litigation against us and damage to our reputation, which could adversely affect our ability to attract new business from that client or others. In addition, if we fail to perform adequately on a project, a client could refuse to pay or sue us for economic damages which could further damage our reputation or cause a reduction in future revenues and operating profits. Litigation alleging that we performed negligently or otherwise breached our obligations to the client could expose us to significant liabilities and tarnish our reputation.

We have relied and may continue to rely on a limited number of clients for a significant portion of our revenues and, as a result, the loss of or a significant reduction in work performed for any of them could result in reduced revenues.

We have in the past derived, and may in the future derive, a significant portion of our net revenues from a relatively limited number of clients. To the extent that any client or industry uses less of our services or terminates its relationship with us, our revenues could decline accordingly. Our 10 largest clients accounted for approximately 33% of its net revenues for the three months ended June 30, 2003. No client represented greater than 10% of net revenues for the three months ended June 30, 2003.

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

As of June 30, 2003, our intangible assets were approximately $77.5 million and included $77.0 million of goodwill and $0.5 million for intangibles relating to personnel. Intangible assets had been amortized prior to 2002 on a straight-line basis principally over 40 years for goodwill and over five years for intangibles relating to personnel. We ceased amortizing goodwill and intangible assets relating to personnel commencing January 1, 2002 in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company is exposed to changes in interest rates primarily from our senior credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the interest rate yield curve would not have a material adverse effect on interest sensitive financial instruments at June 30, 2003.

Foreign Currency Risk

Currently, substantially all of the Company’s sales and expenses are denominated in U.S. dollars and as a result we have not experienced significant foreign exchange gains and losses to date.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On June 11, 2003, an annual meeting of the stockholders of Nextera was held in Chicago, Illinois. At the meeting, each director that was a member of the Board of Directors immediately prior to the Annual Meeting was re-elected with the exception of James Coriston who did not stand for re-election. Alan B. Levine was newly elected to the Board of Directors. The matters voted upon and the votes cast at the annual meeting were as follows:

Election of Directors	Votes For	Votes Withheld

Ralph Finerman	67,763,382	285,785
Steven B. Fink	67,001,363	1,047,804
Daniel R. Fischel	67,042,432	1,006,735
Keith D. Grinstein	67,792,982	256,185
Alan B. Levine	67,784,157	265,010
Stanley E. Maron	67,041,107	1,008,060
Richard V. Sandler	67,041,032	1,008,135
Karl L. Sussman	67,792,957	256,210

				Broker
Other Matters Voted Upon	For	Votes Against	Abstentions	Non-Votes

2. Approval of an amendment to the Third Amended and Restated Certificate of Incorporation, as amended, to change the Company’s name from “Nextera Enterprises, Inc.” to “Lexecon Enterprises, Inc.,” with the timing of the effectiveness of the amendment or the abandonment of the amendment as permitted under Section 242(C) of the Delaware General Corporation Law, to be determined at the discretion of our Board of Directors.	67,819,449	161,543	68,175	0

3. Approval of series of amendments to the Third Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of the Class A Common Stock and Class B Common Stock, pursuant to which each outstanding 5, 10, 20, 25, or 30 whole shares of Class A Common Stock would be reclassified and converted into one share of Class A Common Stock and Class B Common Stock, respectively, with the number of Class B Common Stock that the Company is authorized to issue being reduced by the same ratio as that by which the Common Stock is converted, with the timing of the effectiveness of the amendment or the abandonment of the amendment as permitted under Section 242(C) of the Delaware General Corporation Law, to be determined at the discretion of our Board of Directors.	67,319,802	645,729	83,636	0

4. Ratification of the selection of Ernst & Young LLP as the independent auditors for the fiscal year ending December 31, 2003.	67,804,945	149,437	85,785	0

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002

(b)	Reports on Form 8-K

1.	A Current Report on Form 8-K filed on May 12, 2003 regarding a press release issued with financial information for the three months ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTERA ENTERPRISES, INC.
(Registrant)

Date: August 14, 2003	By: /s/ Daniel R. Fischel

Daniel R. Fischel
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2003	By: /s/ Michael P. Muldowney

Michael P. Muldowney
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

Date: August 14, 2003	By: /s/ Michael J. Dolan

Michael J. Dolan
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)