Form 10-Q
period 2003-09-30
NEXTERA ENTERPRISES INC
filed 2003-11-13
CIK 1070534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes [   ] No [X]

     As of October 31, 2003 there were 30,025,441 shares of $.001 par value Class A Common Stock outstanding and 3,844,200 shares of $.001 par value Class B Common Stock outstanding.

NEXTERA ENTERPRISES, INC.
Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2003

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Nextera Enterprises, Inc.

Condensed Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	September 30,	December 31,
	2003	2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$891	$1,606
Restricted cash	213	2,650
Accounts receivable, net of allowance for doubtful accounts of $1,279 at September 30, 2003 and December 31, 2002	2,000	2,000
Prepaid expenses and other current assets	3,314	442
Assets related to discontinued operations	99,731	99,263

Total current assets	106,149	105,961
Property and equipment, net	58	43
Other assets	1,150	1,214

Total assets	$107,357	$107,218

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,990	$3,798
Accrued restructuring costs, current portion	508	1,037
Senior credit facility	4,735	4,735
Current portion of long-term debt and capital lease obligations	112	238
Liabilities related to discontinued operations	13,237	12,257

Total current liabilities	22,582	22,065
Long-term debt and capital lease obligations	616	616
Senior credit facility	26,184	22,465
Debentures due to affiliates, including accrued interest	51,579	47,748
Accrued restructuring costs, net of current portion	—	427
Other long-term liabilities	1,722	1,990
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 600,000 authorized shares designated Series A, 41,828 and 39,630 Series A issued and outstanding at September 30, 2003 and December 31, 2002, respectively	4,183	3,963
Class A Common Stock, $0.001 par value, 95,000,000 shares authorized, 30,025,441 and 31,911,266 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	30	32
Class B Common Stock, $0.001 par value, 4,300,000 shares authorized, 3,844,200 shares issued and outstanding at September 30, 2003 and December 31, 2002	4	4
Additional paid-in capital	161,625	161,055
Retained earnings (accumulated deficit)	(160,952)	(152,932)
Accumulated other comprehensive income (loss)	(216)	(215)

Total stockholders’ equity	4,674	11,907

Total liabilities and stockholders’ equity	$107,357	$107,218

See Notes to Condensed Consolidated Financial Statements

Nextera Enterprises, Inc.

Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share amounts; unaudited)

	Three Months Ended
	September 30
	2003	2002

Net revenues	$—	$—
Cost of revenues	—	—

Gross profit	—	—
Selling, general and administrative expenses	903	1,163

Operating loss	(903)	(1,163)
Interest expense, net	—	—
Other expense	—	(621)

Loss from continuing operations before income taxes	(903)	(1,784)
Provision for income taxes	41	—

Loss from continuing operations	(944)	(1,784)
Income (loss) from discontinued operations	(1,674)	3,320

Net income (loss)	(2,618)	1,536
Preferred stock dividends	(76)	(477)

Net income (loss) applicable to common stockholders	$(2,694)	$1,059

Net income (loss) per common share, basic and diluted
From continuing operations	$(0.03)	$(0.06)
Discontinued operations	(0.05)	0.09

Net income (loss) per common share, basic and diluted	$(0.08)	$0.03

Weighted average common shares outstanding, basic and diluted	33,870	35,756

See Notes to Condensed Consolidated Financial Statements

Nextera Enterprises, Inc.

Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share amounts; unaudited)

	Nine Months Ended September 30
	2003	2002

Net revenues	$—	$—
Cost of revenues	—	—

Gross profit	—	—
Selling, general and administrative expenses	2,964	2,860
Special charges (credit)	1,921	(740)

Operating loss	(4,885)	(2,120)
Interest expense, net	—	—
Other expense	—	(621)

Loss from continuing operations before income taxes	(4,885)	(2,741)
Provision for income taxes	102	100

Loss from continuing operations	(4,987)	(2,841)
Income (loss) from discontinued operations	(3,033)	8,465

Net income (loss)	(8,020)	5,624
Preferred stock dividends	(220)	(1,279)

Net income (loss) applicable to common stockholders	$(8,240)	$4,345

Net income (loss) per common share, basic and diluted
From continuing operations	$(0.15)	$(0.12)
Discontinued operations	(0.09)	0.24

Net income (loss) per common share, basic and diluted	$(0.24)	$0.12

Weighted average common shares outstanding, basic and diluted	33,926	35,705

See Notes to Condensed Consolidated Financial Statements

Nextera Enterprises, Inc.

Condensed Consolidated Statements of Cash Flows
(Dollar amounts in thousands; unaudited)

	Nine Months Ended September 30
	2003	2002

Operating activities
Net income (loss)	$(8,020)	$5,624
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,225	1,366
Provision for doubtful accounts	1,105	1,544
Non-cash compensation charges	1,134	—
Non-cash interest Paid in Kind	3,831	2,186
Write-off of investments and fixed assets	—	996
Gain on sale of business unit	—	(621)
Gain on reversal of restructuring charges	—	(740)
Other	48	54
Change in operating assets and liabilities:
Accounts receivable	(2,137)	(7,236)
Prepaid expenses and other assets	(10,116)	637
Accounts payable and accrued expenses	1,485	(5,265)
Restructuring costs	(632)	(2,722)
Other	158	1,768

Net cash used in operating activities	(5,919)	(2,409)
Investing activities
Purchase of property and equipment	(531)	(610)
Proceeds from sale of business	—	14,720
Changes in restricted cash	2,437	(2,090)

Net cash provided by investing activities	1,906	12,020
Financing activities
Borrowings (repayments) under Senior Credit Facility	3,719	(10,628)
Proceeds from debentures due to affiliates	—	560
Repayments of long-term debt and capital lease obligations	(420)	(2,472)

Net cash provided by (used in) financing activities	3,299	(12,540)
Effects of exchange rates on cash and cash equivalents	(1)	(16)

Net decrease in cash and cash equivalents	(715)	(2,945)
Cash and cash equivalents at beginning of period	1,606	4,465

Cash and cash equivalents at end of period	$891	$1,520

See Notes to Condensed Consolidated Financial Statements

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Nextera Enterprises, Inc. (“Nextera” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

On September 25, 2003, Nextera and its direct and indirect subsidiaries Lexecon Inc., CE Acquisition Corp. and ERG Acquisition Corp. entered into a definitive asset purchase agreement with FTI Consulting, Inc. (“FTI”) and LI Acquisition Company, LLC, a wholly owned subsidiary of FTI, under which LI Acquisition Company, LLC will purchase substantially all of the assets Lexecon and its subsidiaries use in their economic consulting business (“Asset Sale”).

The Boards of Directors of all companies have approved the transaction and Nextera has called a special meeting of stockholders on November 14, 2003 to approve the Asset Sale. In connection with the asset purchase agreement, FTI and LI Acquisition Company, LLC have entered into a voting agreement with stockholders of Nextera that control approximately 71.5% of the voting power of the Company, which obligates these stockholders to vote to approve the transaction at the special meeting. 71.5% of the total voting power of the Company is more than the majority required to approve the Asset Sale.

Upon the consummation of the Asset Sale, Nextera will have exited its last remaining operating subsidiary and will have exited the consulting business as a whole. The asset sale is reflected in the accompanying financial statements in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, the results of operations for the three-month and nine-month periods ended September 30, 2003 have been reflected as discontinued operations. Additionally, the three-month and nine-month periods ended September 30, 2002 have been restated to reflect the results of operations of the consulting business as discontinued operations. All assets to be sold as part of the Asset Sale and all liabilities to be assumed as part of the Asset Sale have been segregated on the balance sheet at September 30, 2003 and December 31, 2002.

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

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Restricted Cash

Restricted cash relates to cash deposits held by the Company’s senior lenders, in accordance with the Second Amended and Restated Credit Agreement dated December 31, 2002, as amended, (Senior Credit Facility), to finance working capital requirements related to employment compensation. The terms of the Senior Credit Facility require the Company to restrict such amounts on a periodic basis based on earned bonus amounts so that a certain percentage of the projected earned bonus is escrowed or paid at specific times. At December 31, 2002, $2.7 million was escrowed in a restricted account for bonuses earned and subsequently paid in January 2003. Beginning in the second quarter of 2003, the Company continued to escrow funds for bonuses earned for 2003. At September 30, 2003, the restricted cash balance was $213,000.

Concentration of Credit Risk

The Company provides its services to customers in diversified industries, primarily in the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations. No customer accounted for more than 10% of net revenues for the three or nine months ended September 30, 2003 and 2002. One customer represented 7.6% and 8.1% of Lexecon’s accounts receivable as of September 30, 2003 and December 31, 2002, respectively. Only one other customer, which comprised of 5.9% of Lexecon’s accounts receivable balance at September 30, 2003, was more than 5%.

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

If the Company had adopted the optional recognition provisions of SFAS 123 for its stock option plans, net income (loss) and net income (loss) per common share would have been changed to the pro forma amounts indicated below:

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three months ended		Nine months ended
	September 30		September 30
	2003	2002	2003	2002

	(Amounts in thousands, except per share data)
Net income (loss) as reported	$(2,618)	$1,536	$(8,020)	$5,624
Compensation expense under SFAS 123	(647)	(1,559)	(2,014)	(5,125)

Pro forma net income (loss)	$(3,265)	$(23)	$(10,034)	$499

Net income (loss) per common
share, basic and diluted:
As reported	$(0.08)	$0.03	$(0.24)	$0.12

Pro forma	$(0.10)	$(0.01)	$(0.30)	$(0.02)

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

Note 2. Discontinued Operations

As mentioned in Note 1, on September 25, 2003, Nextera and its direct and indirect subsidiaries Lexecon Inc., CE Acquisition Corp. and ERG Acquisition Corp. entered into a definitive asset purchase agreement with FTI and LI Acquisition Company, LLC, a wholly owned subsidiary of FTI, under which LI Acquisition Company, LLC will purchase substantially all of the assets Lexecon and its subsidiaries use in their economic consulting business (“Asset Sale”). Accordingly, all consulting operations of the Company, including the human capital business which was sold in January 2002, have been recorded as discontinued operations in the accompanying financial statements. Prior year results have been restated to present the consulting business as a discontinued operation.

The terms of the asset purchase agreement provide that LI Acquisition Company, LLC will pay cash in the amount of $130.0 million, plus additional consideration, including the assumption of certain operating liabilities, in exchange for the Lexecon assets. The Asset Sale is expected to close during the fourth quarter of 2003. The Company expects to recognize a gain for financial reporting purposes on the sale of approximately $14.0-$16.0 million.

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Revenues from discontinued operations for the three-month periods ended September 30, 2003 and 2002 were $15.9 million and $19.4 million, respectively. Revenues from discontinued operations for the nine-month periods ended September 30, 2003 and 2002 were $51.5 million and $58.4 million, respectively. The three and nine-month periods ended September 30, 2003 include amortization expense related to non-compete agreements with certain Lexecon key service providers of $2.4 million and $6.3 million, respectively. No amortization expense was recorded in 2002. The discontinued operations also include interest expense of $2.1 million and $1.9 million for the three-month periods ended September 30, 2003 and 2002, respectively, and $6.2 million and $4.9 million for the nine-month periods ended September 30, 2003 and 2002, respectively. Interest expense has been allocated to discontinued operations as the debt related to the interest expense will be repaid as part of the Asset Sale.

Assets and liabilities of the discontinued operations are as follows:

	September 30, 2003	December 31, 2002

Assets related to discontinued operations:
Accounts receivable	$19,376	$18,346
Prepaid and other current assets	665	442
Goodwill	77,504	77,504
Other Assets	2,186	2,971

	$99,731	$99,263

Liabilities related to discontinued operations
Accounts payable and accrued expenses	$11,615	$10,221
Current portion of long-term debt and capital lease obligations	185	451
Long-term debt and capital lease obligations	39	167
Other long-term liabilities	1,398	1,418

	$13,237	$12,257

Note 3. Other Assets

On December 31, 2002, the Company entered into employment and non-compete agreements with two of the Company’s key service providers: Daniel Fischel, the Company’s Chief Executive Officer, and Dennis Carlton. These agreements contain covenants not to compete over specified periods in return for cash compensation. The agreements became effective on January 7, 2003 upon payment of the first installment of the covenant not to compete payments. Under the terms of the agreements, Nextera made covenant not to compete payments aggregating $5.0 million on January 7, 2003 to extend these agreements through July 15, 2003. Messrs. Fischel and Carlton surrendered approximately 1.8 million shares of the Company’s Class A Common Stock worth approximately $0.8 million in connection with the extension of the non-compete provisions. Accordingly, an asset of approximately $4.2 million was recorded in 2003 to recognize the non-compete agreements and was amortized through July 15, 2003. The Company exercised its option of extending the non-compete provisions through January 15, 2004 and paid Messrs. Fischel and Carlton payments aggregating $3.7 million, including interest, in July 2003. The exercised option was recorded in the third quarter of 2003. As part of this option, the Company is still required to make an additional aggregate payment of approximately $1.4 million, plus interest at 3.5% per annum from January 15, 2003 through the date paid, within 5 business days of the collection of a specified accounts receivable, but in no event later than December 31, 2003, whether or not the receivable is collected by that date. The Company has the option of further extending these agreements from January 15, 2004 to December 31, 2008 by making additional covenant not to compete payments aggregating $20.0 million to Messrs. Fischel and Carlton on or before January 15, 2004. Under the terms of the asset purchase agreement, at the Asset Sale closing, Nextera is required to make payments

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

to Messrs. Fischel and Carlton aggregating $20.0 million to extend the covenants not to compete to December 31, 2008. These payments will be made from the proceeds of the Asset Sale. Also, upon the closing of the Asset Sale, Messrs. Fischel and Carlton shall have no further obligation to the Company and will be subject to non-compete covenants under their new employment and non-competition agreements with the acquiring company.

During the third quarter 2003, the Company entered into an employment agreement with Joseph P. Kalt, an employee. In exchange for a covenant not to compete extending from July 1, 2003 through December 31, 2008, Mr. Kalt will receive a special bonus of approximately $2.9 million. Approximately $1.1 million will be paid at the earlier of a sale event, as defined, or January 15, 2004 and the Company shall have the option of paying Mr. Kalt $1.8 million or, at the Company’s sole discretion, depositing $2.0 million into an escrow account, whereas, Mr. Kalt shall be paid $200,000 plus earned interest semi-annually commencing June 2004. Under the terms of the asset purchase agreement, at the Asset Sale closing, Nextera is required to make a payment to Mr. Kalt of $2.9 million to fulfill the non-compete payment obligation. This payment will be made from the proceeds of the Asset Sale. Also, upon the closing of the Asset Sale, Mr. Kalt shall have no further obligation to the Company and will be subject to non-compete covenants under his new employment and non-competition agreement with the acquiring company.

Note 4. Income (Loss) per Share

Basic net income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (“Diluted EPS”) is the same as the basic loss per share for the three and nine-months periods ended September 30, 2003 and 2002 because the computation of diluted income (loss) per share would have an anti-dilutive effect on income (loss) per share.

Basic and diluted income (loss) per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2003	2002	2003	2002

Loss from continuing operations	$(944)	$(1,784)	$(4,987)	$(2,841)
Preferred stock dividends	(76)	(477)	(220)	(1,279)

Loss from continuing operations available to common stockholders	$(1,020)	$(2,261)	$(5,207)	$(4,120)
Income (loss) from discontinued operations	(1,674)	3,320	(3,033)	8,465

Net Income (loss)	$(2,694)	$1,059	$(8,240)	$4,345

Weighted average common shares outstanding—basic and diluted	33,870	35,756	33,926	35,705

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2003	2002	2003	2002

Basic and diluted net income (loss) per common share
Loss from continuing operations	$(0.03)	$(0.06)	$(0.15)	$(0.12)
Income (loss) from discontinued operations	(0.05)	0.09	(0.09)	0.24

Basic and diluted net income (loss) per common share	$(0.08)	$0.03	$(0.24)	$0.12

Note 5. Senior Credit Facility

Effective December 31, 2002, the Company entered into a Second Amended and Restated Credit Agreement (Senior Credit Facility), which amended the First Amended and Restated Credit Agreement. As part of the Senior Credit Facility, Knowledge Universe, Inc., an affiliate of the Company, purchased a $5.0 million junior participation in the Senior Credit Facility. On January 7, 2003, the Company borrowed $5.0 million under the Senior Credit Facility to fund the first payment required under the employment and non-compete agreements entered into with Messrs. Fischel and Carlton. The Senior Credit Facility requires that $4.7 million of outstanding borrowings be permanently reduced in each of 2003 and 2004. The maturity of the Senior Credit Facility is January 1, 2005. Borrowings bear interest at the lender’s base rate plus 1.5%. The Company continues to pay annual administrative fees of $0.3 million, payable monthly. A back-end fee of $0.9 million is payable upon the maturity of the Senior Credit Facility. The back-end fees can be waived if the Company repays the Senior Credit Facility prior to maturity. All administrative fees paid to the senior lenders are recorded by the Company as interest expense. An affiliate of Knowledge Universe has agreed to continue to guarantee $2.5 million of the Company’s obligations under the Senior Credit Facility.

In July 2003, the Company entered into the First and Second Amendments (the “Amendments”) to the Senior Credit Facility. Under the Amendments, Knowledge Universe, Inc. purchased a $2.5 million junior participation in the Senior Credit Facility. The Amendments also eliminated financial covenants for the June 30, 2003 period and reset the financial covenants for the periods ending September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004. Additionally, warrants previously issued to the senior lenders to purchase 1,818,351 shares of the Company’s Class A Common Stock were modified reducing the senior lender’s put rights from $0.3525 per share to $0.23 per share, reducing the monetary value of the put rights from approximately $640,000 to approximately $418,000. As part of the Amendments, the Company is required to pay quarterly fees aggregating $125,000 annually.

The Senior Credit Facility contains covenants related to the maintenance of financial ratios, operating restrictions, restrictions on the payment of dividends and disposition of assets. As of September 30, 2003, the Company was in compliance with all covenants. The Company has received consent from its senior lenders to execute the Asset Purchase Agreement and the contemplated Asset Sale transaction and has agreed to release all liens and encumbrances held by or in favor of the senior lenders in the Company’s assets. The consent requires the Company to repay the Senior Credit Facility at the closing of the Asset Sale. Upon the closing of the Asset Sale, Nextera will use approximately $27.4 million of the sale proceeds to repay the Senior Credit Facility in full.

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 6. Special Charges

The restructuring charges and their utilization as of September 30, 2003 are summarized as follows (in thousands):

	Balance at		Utilized		Balance at
	December 31,	Q1 2003			September 30,
	2002	charge	Non-Cash	Cash	2003

Severance	$—	$785	$—	$522	$263
Facilities	1,380	—	324	862	194
Operating lease obligations	84	—	—	33	51

	$1,464	$785	$324	$1,417	$508

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

The remaining $0.5 million of cash relating to special charges is expected to be expended over the next twelve months, primarily related to real estate rental obligations and employment matters.

Note 7. Comprehensive Income (Loss)

Comprehensive income combines net income (loss) and “other comprehensive items,” which represent certain amounts, substantially foreign currency translation adjustments, that are reported as components of stockholders’ equity in the accompanying balance sheet. During the third quarter of 2003 comprehensive loss totaled $2.6 million and during the third quarter of 2002 comprehensive income was $1.5 million. During the nine months ended September 30, 2003 comprehensive loss totaled $8.0 million and during the nine months ended September 30, 2002 comprehensive income was $6.5 million.

Note 8. Income Taxes

No federal tax benefit was recorded for the three months and nine months ended September 30, 2003 due to the Company’s uncertainty associated with utilizing its net operating losses. The Company did record de minimis state tax expense. No federal tax expense was recorded during the three months and nine-month periods ended September 30, 2002 due to the existence of net operating losses available to be carried forward to offset taxable income.

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

As mentioned in Note 3, the Company has the option of further extending the employment and non-compete agreements with two of the Company’s key service providers, Messrs. Fischel and Carlton, by making an aggregate payment of $20.0 million on or before January 15, 2004. Additional funding will be necessary in order to make all of the payments required to extend these agreements to December 31, 2008. Furthermore, the Company is obligated to make payments to Joseph P. Kalt aggregating $2.9 million at the earlier of January 5, 2004 or a sale event, as defined, in consideration for Mr. Kalt’s non-compete agreement. Under the asset purchase agreement, at the Asset Sale closing, Nextera is required to make payments to Messrs. Fischel and Carlton of $10 million each and to Mr. Kalt of approximately $2.9 million to extend the non-compete agreements to December 31, 2008. These payments will be made from the proceeds of the Asset Sale. If the Asset Sale is not consummated and the Company cannot raise adequate funds on acceptable terms, the Company may be unable to extend the employment and non-compete agreements and lose the continued services of Messrs. Fischel, Carlton, and Kalt. In such event, the Company’s operations and financial condition would be materially and adversely affected.

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

Overview

On September 25, 2003, Nextera and its direct and indirect subsidiaries Lexecon Inc., CE Acquisition Corp. and ERG Acquisition Corp. entered into a definitive asset purchase agreement with FTI Consulting, Inc. (“FTI”) and LI Acquisition Company, LLC, a wholly owned subsidiary of FTI, under which LI Acquisition Company, LLC will purchase substantially all of the assets Lexecon and its subsidiaries use in their economic consulting business (“Asset Sale”).

The terms of the asset purchase agreement provide that LI Acquisition Company, LLC will pay cash in the amount of $130.0 million, plus additional consideration, including the assumption of certain operating liabilities, in exchange for the Lexecon assets. The Boards of Directors of all companies have approved the transaction and Nextera has called a special meeting of stockholders on November 14, 2003 to approve the Asset Sale. In connection with the asset purchase agreement, FTI and LI Acquisition Company, LLC have entered into a voting agreement with stockholders of Nextera that control approximately 71.5% of the voting power of the Company, which obligates these stockholders to vote to approve the transaction at the special meeting. 71.5% of the total voting power of the Company is more than the majority required to approve the Asset Sale. The Asset Sale is expected to close during the fourth quarter of 2003.

Upon the consummation of the Asset Sale, Nextera will have exited its last remaining operating subsidiary and will have exited the consulting business as a whole. The Asset Sale is reflected in the accompanying financial statements in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, the results of operations for the three-month and nine-month periods ended September 30, 2003 have been reflected as discontinued operations. Additionally, the three-month and nine-month periods ended September 30, 2002 have been restated to reflect the results of operations of the consulting business as discontinued operations.

Nextera plans to use the proceeds from the Asset Sale to repay existing debt obligations, make required non-compete payments to certain Lexecon key employees, satisfy other unassumed liabilities and pay expenses related to the sale. After the closing of the Asset Sale, the Company intends to review opportunities with the goal of maximizing our resources and increasing stockholder value. After the closing of the Asset Sale, we expect to have approximately $15.0 to $17.0 million of unreserved cash and a net operating loss carryfoward of approximately $30.0 million, the utilization of which is subject to the generation of future taxable income and subject to limitations under the Internal Revenue Code relating to changes in the ownership of our stock. At this time, the Company believes that an increase in stockholder value will be best obtained through the acquisition of one or more on-going businesses or operations. To that end, the Company has retained an investment banking firm to assist it in the identification and selection of appropriate acquisition and merger candidates.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2003 AND THREE MONTHS ENDED SEPTEMBER 30, 2002

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 22.4% to $0.9 million for the three months ended September 30, 2003 from $1.2 million for the three months ended September 30, 2002. The decrease in selling, general and administrative expenses from the third quarter of 2002 was primarily attributed to the following components: a decrease of $0.2 million in compensation, attributed to the departure of the Company’s former chief executive officer in February 2003, and a decrease of $0.1 million in promotion and travel expenses. The decrease in selling, general and administrative expenses was partially offset by higher insurance costs.

     Interest Expense, Net. Interest expense, net increased to $2.1 million for the three months ended September 30, 2003 from $1.9 million for the three months ended September 30, 2002. The increase is primarily a result of a higher principal amount of debentures outstanding in the quarter. The average balance of debentures outstanding for the quarter ended September 30, 2003 was $50.9 million compared to $36.0 million for the quarter ended September 30, 2002, due primarily to the exchange of preferred stock to debentures in July of 2002.

     Other Expense. During the quarter ended September 30, 2002, the Company recorded an expense of $0.6 million to write down an investment in a company affiliated with Knowledge Universe to fair value. This investment was reviewed and written down to fair value when it was judged to be permanently impaired.

     Income taxes. No federal tax benefit was recorded for the three months ended September 30, 2003 due to the Company’s uncertainty associated with utilizing its net operating losses. The Company did record de minimis state tax expense. No federal tax expense was recorded during the three months ended September 30, 2002 due to the existence of net operating losses available to be carried forward to offset taxable income.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2003 AND NINE MONTHS ENDED SEPTEMBER 30, 2002

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.1 million, or 3.6% to $3.0 million for the nine months ended September 30, 2003 from $2.9 million for the nine months ended September 30, 2002. The increase in selling, general and administrative expenses from the first nine months of 2002 is primarily attributed to higher insurance expense, $0.3 million, and fringe benefit costs, $0.2 million, however, these costs were partially offset by lower compensation costs, $0.2 million, and lower depreciation expense and rent and utility cost, $0.2 million.

     Special Charges. The restructuring charges and their utilization as of September 30, 2003 are summarized as follows (in thousands):

	Balance at		Utilized		Balance at
	December 31,	Q1 2003			September 30,
	2002	charge	Non-Cash	Cash	2003

Severance	$—	$785	$—	$522	$263
Facilities	1,380	—	324	862	194
Operating lease obligations	84	—	—	33	51

	$1,464	$785	$324	$1,417	$508

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

The remaining $0.5 million of cash relating to special charges is expected to be expended over the next twelve months, primarily related to real estate rental obligations and employment matters.

During the nine months ended September 30, 2002, the Company recorded a net reversal of $0.7 million of previously recorded restructuring reserves due to the favorable settlement of real estate rental obligations.

     Interest Expense, Net. Interest expense, net increased to $6.2 million for the nine months ended September 30, 2003 from $4.9 million for the nine months ended September 30, 2002. The increase is primarily a result of a higher principal amount of debentures outstanding in the first nine months of 2003. The average balance of debentures outstanding for the nine months ended September 30, 2003 was $49.6 million compared to $28.6 million for the nine months ended September 30, 2002, due primarily to the exchange of preferred stock to debentures in July of 2002.

     Other Expense. During the nine-month period ended September 30, 2002, the Company recorded an expense of $0.6 million to write down an investment in a company affiliated with Knowledge Universe to fair value. This investment was reviewed and written down to fair value when it was judged to be permanently impaired.

     Income taxes. No federal tax benefit was recorded for the nine months ended September 30, 2003 due to the Company’s uncertainty associated with utilizing its net operating losses. No federal tax expense was recorded during the nine months ended September 30, 2002 due to the existence of net operating losses available to be carried forward to offset taxable income. The Company did record de minimis state tax expense for the nine months ended September 30, 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated working capital was $83.5 million on September 30, 2003, compared to a working capital, on a comparable basis, of $83.9 million on December 31, 2002. Included in working capital were cash and cash equivalents of $0.9 million and $1.6 million on September 30, 2003 and December 31, 2002, respectively.

Net cash used in operating activities was $5.9 million for the nine months ended September 30, 2003. The primary components of net cash used in operating activities was an increase of $10.1 million of prepaid and other assets (substantially relating to Messrs. Fischel and Carlton’s non-compete agreements), an increase of $2.1 million of accounts receivable, a decrease of accrued restructuring cost of $0.6 million, and a net loss of $8.0 million. These cash outflows were offset in part by $13.3 million of non-cash items relating to depreciation and fixed assets write-offs ($1.0 million), provision for doubtful accounts ($1.1 million), amortization of non-compete agreements ($6.3 million), non-cash compensation charges ($1.1 million), and interest paid-in-kind ($3.8 million). Also offsetting the cash used in operations was an increase in accounts payable and accrued expenses and other liabilities of $1.6 million.

Net cash provided by investing activities was $1.9 million for the nine months ended September 30, 2003, primarily consisting of a $2.4 million decrease in restricted cash, partially offset by $0.5 million of property and equipment purchases.

Net cash provided by financing activities was $3.3 million for the nine months ended September 30, 2003. The primary component of net cash provided by financing activities was $7.5 million of borrowings under the Company’s Senior Credit Facility less repayments of $3.8 million and payment of capital lease obligations of $0.4 million.

The Company’s primary sources of liquidity are cash on hand, restricted cash (for bonus payment and non-compete payments only), cash flows from operations and the expected proceeds from the Asset Sale. The Company plans to use the proceeds from the Asset Sale to repay existing debt obligations, make required non-compete payments to certain Lexecon key employees, satisfy other unassumed liabilities and pay expenses related to the sale. After payment of those obligations, liabilities and expenses, the Company expects to have approximately $15.0-$17.0 million of cash remaining from the transaction.

If the Asset Sale is not consummated, the Company believes that if it is successful in reducing its current days sales outstanding level and achieving its forecasted profitability, it will have sufficient cash to meet its operating and capital requirements for the next twelve months, other than extending the non-compete options for Messrs. Fischel and Carlton from January 16, 2004 through December 31, 2008. However, there can be no assurances that the Company’s actual cash needs will not exceed anticipated levels, that the Company will generate sufficient operating cash flows, by reducing its current days sales outstanding level and achieving its forecasted profitability, to fund its operations in the absence of other sources or that acquisition opportunities will not arise requiring resources in excess of those currently available.

Effective December 31, 2002, the Company entered into a Second Amended and Restated Credit Agreement (Senior Credit Facility), which amended the First Amended and Restated Credit Agreement. As part of the Senior Credit Facility, Knowledge Universe, Inc. purchased a $5.0 million junior participation in the Senior Credit Facility. On January 7, 2003, the Company borrowed $5.0 million under the Senior Credit Facility to fund the first payment required under the employment and non-compete agreements entered into with Messrs. Fischel and Carlton. The Senior Credit Facility requires that $4.7 million of outstanding borrowings be permanently reduced in each of 2003 and 2004. The maturity of the Senior Credit Facility is January 1, 2005. Borrowings bear interest at the lender’s base rate plus 1.5%. The Company continues to pay annual administrative fees of $0.3 million, payable monthly. A back-end fee of $0.9 million is payable upon the maturity of the Senior Credit Facility. The back-end fees can be waived if the Company repays the Senior Credit Facility prior to maturity. All administrative fees paid to the senior lenders are recorded by the Company as interest expense. An affiliate of Knowledge Universe has agreed to continue to guarantee $2.5 million of the Company’s obligations under the Senior Credit Facility. The Senior Credit Facility contains covenants related to the maintenance of financial ratios, operating restrictions, restrictions on the payment of dividends and disposition of assets.

In July 2003, the Company entered into the First and Second Amendments (the “Amendments”) to the Senior Credit Facility. As part of the Amendments, warrants previously issued to the senior lenders to purchase 1,818,351 shares of the Company’s Class A Common Stock were modified reducing the senior lender’s put rights from $0.3525 per share to $0.23 per share, reducing the monetary value of the put rights from approximately $640,000 to approximately $418,000. Additionally, the Company is required to pay quarterly fees aggregating $125,000 annually. Under the Amendments, Knowledge Universe, Inc. purchased a $2.5 million junior participation in the Senior Credit Facility. The Amendments also eliminated financial covenants for the June 30, 2003 period and reset the financial covenants for the periods ending September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004. If the Company’s results of operations significantly decline below projected results and the Company is unable to obtain a waiver from its senior lenders, the Company’s debt would be in default and callable by the senior lenders. If the Company’s projections of future operating results are not achieved and its debt is placed in default, the Company would experience a material adverse impact on its financial position and results of operations.

The Senior Credit Facility contains covenants related to the maintenance of financial ratios, operating restrictions, restrictions on the payment of dividends and disposition of assets. As of September 30, 2003, the Company was in compliance with all covenants. The Company has received consent from its senior lenders to execute the Asset Purchase Agreement and the contemplated Asset Sale transaction and has agreed to release all liens and encumbrances held by or in favor of the senior lenders in the Company’s assets. The consent requires the Company to repay the Senior Credit Facility at the closing of the Asset Sale.

In July 2003, the Company exercised its option to extend the employment and non-compete agreements with Messrs. Fischel and Carlton from their current expiration of July 16, 2003 to January 15, 2004. The Company paid Messrs. Fischel and Carlton an aggregate amount of approximately $3.7 million, including interest, and is required to make an additional aggregate payment of approximately $1.4 million, plus interest at 3.5% per annum, from January 15, 2003 through the date paid, within five days of collection of a specified receivable, but in no case later than December 31, 2003, whether or not the receivable is collected by that date. The Company exercised this option in part by a $2.5 million advance from Knowledge Universe, Inc., an affiliate, through its junior participation in the Company’s Senior Credit Facility. In order for the Company to further extend these agreements from January 16, 2004 through December 31, 2008, the Company will need to make covenant not to complete payments to Messrs. Fischel and Carlton aggregating $20.0 million by January 15, 2004. Furthermore, the Company is obligated to make payments to Joseph P. Kalt aggregating $2.9 million at the earlier of January 5, 2004 or a sale event, as defined, in consideration for Mr. Kalt’s non-compete agreement. Under the asset purchase agreement, at the Asset Sale closing, the Company is required to make payments to Messrs. Fischel and Carlton of $10 million each and to Mr. Kalt of approximately $2.9 million to extend the covenant not to compete agreements to December 31, 2008. These payments will be made from the proceeds of the Asset Sale. If the Asset Sale is not consummated and the Company cannot raise adequate funds on acceptable terms, the Company may be unable to extend the employment and non-compete agreements and lose the continued services of Messrs. Fischel, Carlton, and Kalt. In such event, the Company’s operations and financial condition would be materially and adversely affected.

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

Factors That May Affect The Asset Sale

You should carefully consider the following risk factors in your evaluation of our company. If any of the following risks actually occur it could materially harm our business and impair the price of our stock.

We may not be able to obtain necessary third party consents to the transfer of certain assets required for closing of the Asset Sale.

In addition to the other conditions that must be satisfied prior to closing the Asset Sale, we are obligated to obtain certain third party consents from our real property lessors and some of our clients and customers, to the transfer of certain contracts or assets as part of the Asset Sale. If we are unable to obtain these consents, the Asset Sale may not be consummated under its original terms. The receipt of these consents depends upon parties other than us over which we have no control.

The asset purchase agreement will expose us to contingent liabilities.

Under the asset purchase agreement, we have agreed to indemnify FTI and LI Acquisition Company LLC for a number of matters including the breach of our representations, warranties and covenants contained in the asset purchase agreement. For further discussion, you should read “The Asset Sale Proposal – Survival of Representations and Warranties and Indemnification” in our proxy filed October 24, 2003. For example, an indemnification claim by FTI Consulting or the Buyer might result if our representations made in the asset purchase agreement are later proved to be incorrect in any material respect. Approximately $103.0 million of the net proceeds of the Asset Sale will be used to repay our outstanding indebtedness and make required non-complete and bonus payments. Indemnification claims by FTI Consulting or the Buyer that exceed the net proceeds we receive in the Asset Sale after payment of our outstanding indebtedness could have a material adverse effect on our future prospects and ability to acquire an new operating business.

Our ability to utilize our net operating loss carryforward may be limited or eliminated in its entirety.

We have a substantial net operating loss carryforward that we will utilize to offset our federal tax liability, other than alternative minimum tax, generated from the Asset Sale. If our net operating loss carryforward is found to be subject to annual limitations, our federal tax liability, and available cash proceeds after the Asset Sale, may be materially different and our financial position could be adversely affected. Following the closing of the Asset Sale, we anticipate that we will have a substantial net operating loss carryforward of approximately $30.0 million that we anticipate may be used in the future to reduce our federal tax liability. We established a full valuation allowance against the net operating loss carryforward, along with all other deferred tax assets, to reflect the uncertainty of the recoverability of this asset. The utilization of this asset in the future is dependent upon our having positive earnings. Furthermore, the likelihood of an annual limitation on our ability to utilize our net operating loss carryforward to offset future U.S. federal taxable income is increased by (1) the issuance of certain convertible preferred stock, options, warrants, or other securities exercisable for common stock, (2) changes in our equity ownership occurring in the last three years and (3) potential future changes in our equity ownership. The amount of an annual limitation can vary significantly based on factors existing at the date of an ownership change. If such limitations were imposed, they could have a material adverse impact on our results of operations and cash flows.

The public announcement of the proposed Asset Sale might adversely affect our operating results and ability to retain key management, technical and consulting personnel.

On September 25, 2003, we issued a press release announcing the Asset Sale. The Asset Sale may cause our customers to terminate or modify their relationship with us until after the outcome of the stockholder vote has been determined, and may also adversely impact our ability to retain key management, technical and consulting personnel who are primarily involved in providing the services offered in our business. Even if the Asset Sale is not consummated, these negative effects could continue indefinitely.

We intend to use the net proceeds of the Asset Sale to acquire a new operating business. If we unable to acquire a new business or to operate any new business successfully, we may be forced to liquidate.

We intend to repay our indebtedness, make non-compete and bonus payments and pay various transaction related costs along with other unassumed liabilities from the proceeds of the Asset Sale. We intend to use any net proceeds that remain after making the payments described above to acquire a new operating business. We do not intend to distribute to our stockholders any portion of the net proceeds from the Asset Sale. No assurance can be given that we will be successful in acquiring or operating a new business. If we cannot successfully acquire such a business we may be forced to liquidate. If we are forced to liquidate, no assurance can be given that funds will be available to distribute to our stockholders at that time, whether from the proceeds of the Asset Sale or elsewhere.

We face delisting from the Nasdaq SmallCap Market, which would result in a limited public market for our Class A Common Stock, and may adversely affect the price and trading volume of our Class A Common Stock.

There are several requirements for the continued listing of our Class A Common Stock on the Nasdaq SmallCap Market, including, but not limited to, maintaining a minimum bid price of $1.00 per share and maintaining an operating business. Additionally, following completion of the Asset Sale, we will cease to own an operating business. If we are unable to successfully acquire a new operating business, our Class A common stock will be delisted from the Nasdaq SmallCap Market. Furthermore, even if we are able to acquire an operating business following the Asset Sale, we will have to continue to meet the other requirements for continued listing on the Nasdaq SmallCap Market.

We received a letter from the Nasdaq Stock Market stating that while the Company’s Class A common stock has received a conditional listing on the Nasdaq SmallCap Market, its common stock will be delisted upon the earlier of November 30, 2003 or the closing of the proposed Asset Sale. The reason given in the letter for the delisting is that the Asset Sale will result in Nextera lacking tangible business operations under Nasdaq’s Marketplace Rules 4300 and 4330(a).

Nextera’s conditional listing for its common stock is also subject to the Company providing Nasdaq with at least three days prior notice of the closing of the Asset Sale and prompt notice of any significant events that occur prior during the conditional listing period.

Nasdaq also informed Nextera in the letter that at any time preceding the delisting of its common stock, the Company may submit to the Nasdaq Listing Qualifications Panel a definitive plan outlining how the Company will prevent delisting. Any plan submitted by the Company will be considered by the Nasdaq Listing Qualifications Panel to determine whether it is sufficient to provide assurances that the Company will be able to sustain compliance with all applicable listing standards of the Nasdaq SmallCap Market. No assurance can be given, however, that the Company will be able to avoid delisting of its common stock. If delisted, Nextera could seek to have its common stock traded on the National Association of Securities Dealer’s OTC Bulletin Board.

If our Class A common stock is delisted, trading our stock may become more difficult and our stock price could decrease even further. If our Class A common stock is not listed on the Nasdaq SmallCap Market, many potential investors will not purchase it, which would further limit the trading market for our Class A common stock.

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

Upon the closing of the Asset Sale, we will no longer have any consultants. If the Asset Sale is not consummated, our future success is highly dependent upon the efforts, abilities, business generation capabilities and project execution skills of a limited number of senior consulting executives and other key personnel. This dependence is particularly important to our business because personal relationships and reputations are a critical element of obtaining and maintaining client engagements. The loss of the services of any of these persons for any reason could have a material adverse effect on our reputation and our ability to secure and complete engagements. Several of our senior consulting executives that are responsible for substantially all of our business are subject to employment and/or non-compete agreements. Additionally, there are some senior consulting executives whose contracts will expire during early 2004. We may not be able to retain these persons or to attract suitable replacements or additional personnel if necessary. We generally do not maintain key person life insurance coverage for our employees other than certain key management and consulting personnel.

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

We may not be able to obtain the additional capital necessary for us to fund the payments necessary for us to be able to extend the employment and non-compete agreements with several key service providers, including our Chief Executive Officer. In addition, if we are able to raise additional capital, the terms of any additional capital may be unfavorable to Nextera or our stockholders.

We have entered into employment and non-compete agreements with two of our key service providers: Daniel Fischel, our Chief Executive Officer, and Dennis Carlton. In July 2003, the Company exercised its option to extend the employment and non-compete agreements with Messrs. Fischel and Carlton from their current expiration of July 16, 2003 to January 15, 2004. The Company paid Messrs. Fischel and Carlton an aggregate amount of approximately $3.7 million, including interest, and is required to make an additional aggregate payment of approximately $1.4 million, plus interest at 3.5% per annum from January 15, 2003 through the date paid, within five days of collection of a specified receivable but in no case later than December 31, 2003, whether or not the receivable is collected by that date. In order for the Company to further extend these agreements from January 16, 2004 through December 31, 2008, the Company will need to make payments to Messrs. Fischel and Carlton aggregating $20.0 million by January 15, 2004. Additional financing will be necessary in order to make all of the payments required to extend these agreements to December 31, 2008. Furthermore, the Company is obligated to make covenant not to complete payments to Joseph P. Kalt, an employee, aggregating $2.9 million at the earlier of January 5, 2004 or a Sale Event, as defined, in consideration for Mr. Kalt’s non-compete agreement. Under the terms of the asset purchase agreement , at the Asset Sale closing, the Company is required to make payments to Messrs. Fischel and Carlton of $10 million each and to Mr. Kalt of approximately $2.9 million to extend the covenants not to-compete agreements to December 31, 2008. These payments will be made from the proceeds of the Asset Sale. If the Asset Sale is not consummated and the Company cannot raise adequate funds on acceptable terms, the Company may be unable to extend the employment and non-compete agreements and lose the continued services of Messrs. Fischel, Carlton, and Kalt. In such event, the Company’s operations and financial condition would be materially and adversely affected.

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

High levels of debt could adversely affect our business and financial condition

We have very high levels of debt in relation to the size of our business. As of September 30, 2003, we had $30.9 million of outstanding indebtedness under our Senior Credit Facility. In addition, as of September 30, 2003, we had $51.6 million of outstanding indebtedness under debentures payable to affiliates. We anticipate repaying our debt obligations from the proceeds received from the Asset Sale. If the Asset Sale is not consummated, our high leverage could have important consequences, including the following:

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

We may be unable to comply with certain covenants under our Senior Credit Facility which could result in an acceleration of amounts due and the commencement of foreclosure proceedings

The Company entered into the Senior Credit Facility on December 31, 2002, with its senior lenders. Under the Senior Credit Facility, the Company is required to make principal payments of $4.7 million in each of 2003 and 2004. The debt is due in full on January 1, 2005. Additionally, the Company is required to comply with certain financial and operational covenants. Borrowings under the Senior Credit Facility bear interest at the lender’s base rate plus 1.5%. We anticipate repaying the outstanding obligations under the Senior Credit Facility from the proceeds of the Asset Sale. If the Asset Sale is not consummated and the Company fails to comply with the covenants contained in the Senior Credit Facility, the interest rate could increase 200 basis points. Additionally, such an event may permit the senior lenders to accelerate the maturity of the Senior Credit Facility and foreclose on the assets of the Company.

We may not successfully compete with our competitors, including the retention of our professional consultants, which could result in reduced revenues and operating profits.

Upon the closing of the Asset Sale, we will no longer compete with other companies in the economic consulting business. If the Asset Sale is not consummated, we will continue to compete with other companies in the economic consulting business. The economic and business consulting industry has a large number of competitors comprised of economic consulting firms, individual academics, accounting firm consulting practices, and general management consulting firms. We believe the principal competitive factors in our industry are reputation, the analytical ability of our professional staff, client service, and industry expertise. We believe that we compete favorably with respect to these factors, however, some of our competitors have greater financial and marketing resources and greater name recognition than Lexecon. Because our business involves the delivery of professional services, our success depends upon our ability to attract, retain, motivate and train highly skilled consultants. We also face competition in our efforts to recruit and retain professional staff. If Lexecon is not successful in competition with its rivals, including the retention of consultants, it could impair our ability to effectively manage and complete our client projects and secure future client engagements, and as a result our reputation could suffer and our future revenues and operating profits could decline.

Even if we are able to retain our current consultants and expand the number of our qualified consultants, the resources required to attract, retain, motivate and train these consultants could adversely affect our operating profits.

Nextera Enterprises Holdings owns 71.5% of our voting stock and can control matters submitted to our stockholders and its interests may be different from yours.

Nextera Enterprises Holdings owns 8,810,000 shares of Class A Common Stock, 3,844,200 shares of Class B Common Stock, and 41,828 shares of our Series A Preferred Stock, which combined represents approximately 71.5% of the voting power of our outstanding common stock. The Class A Common Stock entitles its holders to one vote per share, and the Class B Common Stock entitles its holders to ten votes per share, on all matters submitted to a vote of our stockholders, including the election of the members of the Board of Directors. Holders of Series A Preferred Stock are entitled to 145 votes per share, which equals the number of whole shares of Class A Common Stock into which one share of Series A Preferred Stock is convertible at September 30, 2003. Accordingly, Nextera Enterprises Holdings will be able to determine the disposition of all matters submitted to a vote of our stockholders, including mergers, transactions involving a change in control and other corporate transactions and the terms thereof. In addition, Nextera Enterprises Holdings will be able to elect all of our directors. This control by Nextera Enterprises Holdings could materially adversely affect the market price of the Class A Common Stock or delay or prevent a change in control of our company.

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

Upon the closing of the Asset Sale, we will have no business operations and will not be profitable. There is no assurance that if the Company acquires a new business that it will be profitable in the future.

If we fail to meet our clients’ expectations, we could damage our reputation and have difficulty attracting new business and our engagements may result in professional liability.

Upon the closing of the Asset Sale, we will have no continuing operating business and no clients. If the Asset Sale is not consummated, we will continue to serve our current client base. Our client engagements often involve projects that are complex and critical to the operation of a client’s business and involve difficult analytical assignments that carry risks of professional and other liability. Many of our engagements involve matters that could have a severe impact on the client’s business, cause the client to lose significant amounts of money, or prevent the client from pursuing desirable business opportunities. Our failure or inability to meet either our client’s expectations or those of law firm that engaged us in the performance of our services could result in litigation against us and damage to our reputation, which could adversely affect our ability to attract new business from that client or others. In addition, if we fail to perform adequately on a project, a client could refuse to pay or sue us for economic damages which could further damage our reputation or cause a reduction in future revenues and operating profits. Litigation alleging that we performed negligently or otherwise breached our obligations to the client could expose us to significant liabilities and tarnish our reputation.

We have relied and may continue to rely on a limited number of clients for a significant portion of our revenues and, as a result, the loss of or a significant reduction in work performed for any of them could result in reduced revenues.

Upon the closing of the Asset Sale, we will have no continuing operating business, revenues or clients. If the Asset Sale is not consummated, we will continue to serve our current client base. We have in the past derived, and may in the future derive, a significant portion of our net revenues from a relatively limited number of clients. To the extent that any client or industry uses less of our services or terminates its relationship with us, our revenues could decline accordingly. Our 10 largest clients accounted for approximately 38% of our net revenues for the three months ended September 30, 2003. No client represented greater than 10% of net revenues for the three months ended September 30, 2003.

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

Upon the closing of the Asset Sale, we will have no continuing operating business, revenues or clients. If the Asset Sale is not consummated, we will continue to serve our current client base. Our operating results have varied significantly from quarter to quarter and may continue to do so in the future. Our quarterly financial results could be impacted significantly by the timing, mix and number of active client projects commenced and completed during a quarter, the variations in utilization rates and average billing rates for our consultants and the accuracy of our estimates of resources required to complete our ongoing projects. Our operating expenses are based on anticipated revenue levels in the short-term, are relatively fixed, and are incurred throughout the quarter. As a result, if expected revenues are not realized as anticipated, our quarterly and yearly financial results could be materially harmed.

Government regulation and legal uncertainty relating to our markets could result in decreased demand for our services, increased costs or otherwise harm our business causing a reduction in revenues and operating income.

Upon the closing of the Asset Sale, we will have no continuing operating business, revenues or clients If the Asset Sale is not consummated, we will continue to serve our current client base. We derive a substantial amount of our net revenues from economic and litigation consulting services related to antitrust matters, public policy and regulatory matters, mergers and acquisitions, and securities matters. A substantial portion of these net revenues were derived from engagements relating to United States antitrust and securities laws. Changes in these laws, changes in judicial interpretations of these laws or less vigorous enforcement of these laws by the United States Department of Justice, the United States Federal Trade Commission or other federal agencies as a result of changes in philosophy, political decisions, priorities or other reasons could materially reduce the magnitude, scope, number or duration of engagements available to us in these areas.

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

Upon the closing of the Asset Sale, we will have no continuing operating business, revenues or clients. If the Asset Sale is not consummated, we will continue to serve our current client base. Our clients engage us on a project-by-project basis, primarily without a written contract, and a client can generally terminate an engagement with little or no notice to us and without penalty. When a client defers, modifies or cancels a project, we must be able to rapidly deploy our consultants to other projects in order to minimize the underutilization of our employees. In addition, our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of projects in progress. Thus, any termination, significant reduction or modification of our business relationships with any of our significant clients or with a number of smaller clients would have an adverse impact on our ability to generate revenue. As a result, we believe that the number of our clients or the number and size of our existing projects may not be reliable indicators or measures of future net revenues.

Potential conflicts of interests reduce the number of both potential clients and engagements.

Upon the closing of the Asset Sale, we will have no continuing operating business, revenues or clients. If the Asset Sale is not consummated, we will continue to serve our current client base. We provide economic and litigation consulting services primarily in connection with significant or complex transactions, disputes or other matters that are usually adversarial or that involve sensitive client information. Our engagement by a client to provide such services frequently precludes us from accepting engagements with other entities involved in the same matter. In addition, we may decide to decline engagements due to clients’ expectations of loyalty, perceived conflicts of interests or other reasons. Furthermore, potential clients may decline to request our services due to perceptions of loyalty, perceived conflicts of interests or other reasons based on matters we may be currently working on or may have worked on in the past. Accordingly, the number of both potential clients and potential engagements is limited, particularly in the economic consulting and litigation services markets.

Potential write-off of goodwill and other intangible assets relating to personnel could reduce our operating results.

Upon the closing of the Asset Sale, we will have no recorded goodwill related to Lexecon. If the Asset Sale is not consummated, we will continue to own Lexecon and have goodwill recorded on our balance sheet. As of September 30, 2003, our goodwill was approximately $77.5 million. Goodwill had been amortized prior to 2002 on a straight-line basis principally over 40 years for goodwill and over five years for intangibles relating to personnel. We ceased amortizing goodwill and intangible assets relating to personnel commencing January 1, 2002 in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company is exposed to changes in interest rates primarily from our Senior Credit Facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the interest rate yield curve would not have a material adverse effect on interest sensitive financial instruments at September 30, 2003.

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

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Act of 2002

(b) Reports on Form 8-K

1.	A Current Report on Form 8-K filed on July 31, 2003 regarding a press release issued with financial information for the three and six months ended June 30, 2003.

2.	A Current Report on Form 8-K filed on September 26, 2003 regarding Nextera Enterprises, Inc. and related subsidiaries entering into an Asset Purchase Agreement with FTI Consulting Inc., a Maryland Corporation, and LI Acquisition Company, LLC, a Maryland limited liability company.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTERA ENTERPRISES, INC.
(Registrant)

Date: November 13, 2003	By: /s/ Daniel R. Fischel

Daniel R. Fischel
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2003	By: /s/ Michael P. Muldowney

Michael P. Muldowney
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

Date: November 13, 2003	By: /s/ Michael J. Dolan

Michael J. Dolan
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)