Form 10-K
period 2003-12-31
NEXTERA ENTERPRISES INC
filed 2004-03-26
CIK 1070534

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 0-25995

NEXTERA ENTERPRISES, INC.

(Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation)	95-4700410 (I.R.S. Employer Identification No.)

One Cambridge Center, 7th floor, Cambridge, Massachusetts (Address of Principal Executive Offices)	02142 (Zip Code)

(617) 715-0200

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $0.001 par value
(Title of Class)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐     No ☑

          As of June 30, 2003, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant was approximately $6,751,821, based on the closing price of the Company’s Class A Common Stock on the Nasdaq SmallCap Market on June 30, 2003 of $0.32 per share.

          As of March 24, 2004, 30,025,441 shares of registrant’s Class A Common Stock, $0.001 par value, were outstanding and 3,844,200 shares of registrant’s Class B Common Stock, $0.001 par value, were outstanding.

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

PART I

ITEM 1.     Business

Overview

      Nextera Enterprises, Inc. (Nextera or the Company) was formed in 1997 and focused on building a portfolio of consulting companies through multiple acquisitions. The Company offered services in three practice areas: technology consulting, human capital consulting, and economic consulting. The technology consulting business was exited during the latter half of 2001 and the human capital consulting business was sold on January 30, 2002. On November 28, 2003, Nextera and its direct and indirect subsidiaries, Lexecon Inc., CE Acquisition Corp. and ERG Acquisition Corp., sold substantially all of the assets Lexecon and its subsidiaries used in their economic consulting business (Asset Sale) to FTI Consulting, Inc. and LI Acquisition Company, LLC, a wholly owned subsidiary of FTI Consulting, Inc. (collectively “FTI”) in accordance with the terms of an asset purchase agreement dated September 25, 2003 (Asset Purchase Agreement).

      Lexecon provided law firms, corporations and regulatory agencies with expert analysis of complex economic issues in connection with legal and government proceedings, strategic planning and other business activities. Lexecon’s clients included major law firms and the corporations that they represented, government and regulatory agencies, public and private utilities and national and multinational corporations. Its services involved the application of economic, financial and public policy principles to marketplace issues in a large variety of industries. Their services fell into three broad areas: litigation support, public policy studies and business consulting. Litigation support was Lexecon’s most significant practice area in terms of total revenue, earnings and personnel.

      As a result of the Asset Sale, we ceased to have business operations. We are currently reviewing opportunities with the goal of maximizing our resources and increasing stockholder value. We believe that an increase in stockholder value will be best obtained through the acquisition of one or more on-going businesses or operations. To that end, we have retained an investment banking firm to assist in the identification and selection of appropriate acquisition and merger candidates.

Employees

      As of December 31, 2003, Nextera had nine employees, including four former Lexecon support personnel whose employment ceased in the first quarter of 2004. None of our employees are represented by a union or subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Factors That May Affect Our Future Performance

      You should carefully consider the following risk factors in your evaluation of our company. If any of the following risks actually occur it could materially harm our business and impair the price of our stock.

The Asset Purchase Agreement will expose us to contingent liabilities.

      In accordance with the Asset Purchase Agreement, we agreed to indemnify FTI for a number of matters including the breach of our representations, warranties and covenants contained in the Asset Purchase Agreement. These representations, warranties and covenants related to organization, corporate, financial statement, business, operational, tax, legal, insurance, intellectual property, title to assets, employee, labor, leases, environmental, record keeping, contracts, permits, licenses, authorizations, solvency, cooperation and other matters. A breach or inaccuracy of any of these representations, warranties and covenants could lead to an indemnification claim by FTI against us. Any such indemnification claims could require us to pay substantial sums and incur related costs and expenses and have a material adverse effect on our liquidity, financial condition, future prospects and ability to acquire a new operating business.

Our ability to utilize our net operating loss carryforward may be limited or eliminated in its entirety.

      As of December 31, 2003, we had approximately $19.8 million of deferred tax assets related principally to domestic net operating loss carryforwards that expire in 2022, for which a 100% valuation allowance has been recorded. The utilization of this asset in the future is dependent upon our having U.S. federal taxable income. Currently, we have no business operations and are unable to generate U.S. federal taxable income to utilize the net operating loss carryforwards. We will likely need to acquire an operating business in order to generate such taxable income. Even if we are able to acquire an operating business, there can be no assurance that we will be able to generate taxable income in the future. Furthermore, the likelihood of an annual limitation on our ability to utilize the net operating loss carryforward to offset future U.S. federal taxable income is increased by (1) the issuance of certain convertible preferred stock, options, warrants, or other securities exercisable for common stock, (2) changes in the equity ownership occurring in the last three years and (3) potential future changes in the equity ownership. The amount of an annual limitation can vary significantly based on factors existing at the date of an ownership change. A substantial portion of the net operating loss was used to offset our federal tax liability, other than alternative minimum tax, generated by the Asset Sale. If the net operating loss carryforward were to be determined to be subject to annual limitations prior to its utilization to offset the taxable gain from the Asset Sale, our federal tax liability and the net operating loss could be materially different and our financial position could be adversely affected. Such limitations could have a material adverse impact on our financial condition, results of operations and cash flows.

If we are unable to acquire a new business or to operate any new business successfully, we may decide to liquidate.

      We intend to use our cash to acquire a new operating business. We do not intend to distribute to our stockholders any portion of our current net assets. No assurance can be given that we will be successful in acquiring or operating a new business. If we cannot successfully acquire such a business we may be forced to liquidate. If we decide to liquidate, no assurance can be given that funds will be available to distribute to our stockholders at that time, whether from the proceeds of the Asset Sale or elsewhere.

The delisting of our Class A Common Stock from the Nasdaq SmallCap Market may make our Class A Common Stock more difficult to trade, harm our business reputation and adversely affect our ability to raise funds in the future.

      Our Class A Common Stock was delisted from the Nasdaq SmallCap Market on November 28, 2003 due to our failure to have an operating business after the Asset Sale. As a result of the delisting, our common stock may be more difficult to trade and we may suffer harm to our general business reputation and have greater difficulty in the future raising funds in the capital markets. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition. We currently do not meet Nasdaq’s initial listing requirements to be re-listed on the Nasdaq SmallCap Market because we do not have business operations and do not satisfy the minimum bid price requirement.

Knowledge Universe, LLC controls 71.6% of the voting power of our stock and can control all matters submitted to our stockholders and its interests may be different from yours.

      Knowledge Universe, LLC owns 8,810,000 shares of Class A Common Stock, 3,844,200 shares of Class B Common Stock, and 42,554 shares of our Series A Preferred Stock, which combined represents approximately 71.6% of the voting power of our outstanding common and preferred stock. The Class A Common Stock entitles its holders to one vote per share, and the Class B Common Stock entitles its holders to ten votes per share, on all matters submitted to a vote of our stockholders, including the election of the members of the Board of Directors. Holders of Series A Preferred Stock are entitled to 145 votes per share, which equals the number of whole shares of Class A Common Stock into which one share of Series A Preferred Stock is convertible. Accordingly, Knowledge Universe, LLC will be able to determine the disposition of all matters submitted to a vote of our stockholders, including mergers, transactions involving a change in control and other corporate transactions and the terms thereof. In addition, Knowledge Universe,

LLC will be able to elect all of our directors. This control by Knowledge Universe, LLC could materially adversely affect the market price of the Class A Common Stock or delay or prevent a change in control of our company.

      Knowledge Universe, LLC was formed by Lawrence J. Ellison, Michael R. Milken and Lowell J. Milken to build, through a combination of internal development and acquisitions, leading companies in a broad range of areas relating to career management, technology and education and the improvement of individual and corporate performance. Knowledge Universe, LLC. may form, invest in or acquire other businesses which are involved in these and related areas, among others, which businesses may be operated under the direct or indirect control of Knowledge Universe, LLC independently of us. Potential conflicts of interest between Knowledge Universe, LLC and us may arise and may not be resolved in our favor. These potential conflicts of interest include competitive business activities, indemnity arrangements, registration rights, sales or distributions by Knowledge Universe, LLC of our Class A, Class B Common Stock or Series A Preferred Stock and the exercise by Knowledge Universe, LLC of its ability to control our management and affairs. This control and the potential conflicts of interest it creates could limit our future independence and harm our reputation.

      We were formed in February 1997 by entities which were under the direct or indirect control of Lawrence J. Ellison, Michael R. Milken and Lowell J. Milken. After our formation, ownership of our common stock originally held by our founding entities was transferred to Knowledge Universe, LLC. Lawrence J. Ellison, Michael R. Milken and Lowell J. Milken may each be deemed to have the power to control Knowledge Universe, LLC. As a result, Lawrence J. Ellison, Michael R. Milken and Lowell J. Milken may each be deemed to have the power to direct the voting and disposition of, and to share beneficial ownership of, any shares of common stock owned by Knowledge Universe, LLC.

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

      Currently, we have no business operations and are not profitable. There is no assurance that if even if we are able to acquire business operations that we will be profitable in the future.

Our stock price may be volatile and you could lose all or part of your investment.

      We expect that the market price of our common stock will be volatile. Stock prices have risen and fallen in response to a variety of factors, including:

•	quarter-to-quarter variations in operating results;

•	market conditions in the economy as a whole.

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

      Our corporate headquarters is located in Boston, Massachusetts in a 3,000 square foot leased facility. We also have office space in Toronto, Canada, which we are subletting. We believe that our existing facilities are adequate to meet our current requirements and that suitable space will be available as needed on terms acceptable to us.

ITEM 3.	Legal Proceedings

      From time to time we are involved in legal proceedings, claims and litigation arising in the ordinary course of business, the outcome of which, in the opinion of management, would not have a material adverse effect on us.

ITEM 4.	Submission of Matters to a Vote of Security Holders

      On November 14, 2003, a special meeting of the stockholders of Nextera was held in Cambridge, Massachusetts. The stockholders of the Company were asked to vote on the following item and voted as follows:

				Broker
	For	Against	Abstentions	Non-Votes

Approval of an Asset Purchase Agreement, dated as of September 25, 2003, by and among FTI Consulting, Inc., LI Acquisition Company, LLC, Nextera Enterprises, Inc., Lexecon Inc., CE Acquisition Corp., and ERG Acquisition Corp., pursuant to which Lexecon, CE Acquisition Corp., and ERG Acquisition Corp. will sell substantially all of their assets used in their business to LI Acquisition Company, LLC	55,369,893	1,073,762	99,510	0

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our Class A Common Stock, $0.001 par value per share, traded under the symbol “NXRA” on the Nasdaq National Market from May 18, 1999 through June 2, 2002 and traded on the Nasdaq SmallCap Market from June 3, 2002 until it was delisted on November 28, 2003. The following table sets forth the high and low sale prices for our Class A Common Stock as reported by the Nasdaq National Market and the Nasdaq SmallCap Market in each of the four quarters of fiscal 2003 (through November 28) and 2002.

Period	High	Low

Calendar year — 2003

First Quarter	$0.55	$0.14

Second Quarter	$0.47	$0.14

Third Quarter	$0.86	$0.19

Fourth Quarter (through November 28)	$0.53	$0.25

	High	Low

Calendar year — 2002

First Quarter	$0.73	$0.25

Second Quarter	$1.04	$0.30

Third Quarter	$0.80	$0.33

Fourth Quarter	$0.66	$0.28

      From November 29, 2003 to the present our Class A Common Stock was traded on the over-the-counter market pink sheets under the symbol “NXRA.PK”. During the period from November 29, 2003 through December 31, 2003, the high bid quotation was $0.55 per share and the low bid quotation was $0.26 per share, as quoted by the Pink Sheets LLC. Such over-the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

      As of March 15, 2004 there were 30,025,441 shares of Class A Common Stock outstanding held by approximately 237 holders of record and 3,844,200 shares of Class B Common Stock outstanding held by one holder of record.

      We have never paid or declared any cash dividends on our Common Stock and do not intend to pay dividends on our Common Stock in the foreseeable future. We intend to retain any earnings for use in any potential acquisition and operation of a business.

ITEM 6.	Selected Financial Data

      The following tables contain selected consolidated financial data as of December 31 for each of the years 1999 through 2003 and for each of the years in the five-year period ended December 31, 2003. The selected consolidated financial data have been derived from our audited consolidated financial statements with the years 1999 through 2002 restated to reflect the presentation of the consulting business as discontinued operations.

      When you read this summary, it is important that you read along with it the financial statements and related notes in our annual and quarterly reports filed with the Securities and Exchange Commission, as well as the section of our annual and quarterly reports titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31,	December 31,	December 31,	December 31,	December 31,
	2003(1)	2002(2)	2001(3)	2000(4)	1999(5)

	(dollar amounts in thousands, except per share data)

Consolidated Statement of Operations Data:

Net revenues	$—	$—	$—	$—	$—

Gross profit	—	—	—	—	—

Loss from continuing operations	(6,715)	(4,478)	(17,260)	(18,759)	(6,083)

Income (loss) from discontinued operations	11,202	10,146	(100,263)	(5,213)	9,148

Net income (loss)	4,487	5,668	(117,523)	(23,972)	3,065

Net income (loss) per common share from continuing operations, basic and diluted	$(0.21)	$(0.16)	$(0.55)	$(0.53)	$(0.20)

Net income (loss) per common share from discontinued operations, basic and diluted	0.33	0.28	(2.86)	(0.16)	0.30

Net income (loss) per common share, basic and diluted	$0.12	$0.12	$(3.41)	$(0.69)	$0.10

Weighted average common shares outstanding, basic and diluted	33,912	35,730	35,034	35,121	29,990

(1)	The 2003 results of continuing operations include an expense of approximately $1.9 million related to salary continuance costs and a non-cash compensation charge due to the acceleration of options, both related to our former Chief Executive Officer’s termination of employment.

(2)	The 2002 results of continuing operations include income of $0.7 million related to the reversal of restructuring reserves due to the favorable settlement of real estate obligations.

(3)	The 2001 results of continuing operations include an expense of approximately $4.5 million related to special charges primarily related to expected costs of exiting or reducing certain leased premises.

(4)	The 2000 results of continuing operations include an expense of approximately $1.9 million related primarily to provide for the expected costs of exiting or reducing certain leased premises along with certain termination and compensation charges. Additionally, the 2000 results of continuing operations include $5.0 million related to the write-down of certain equity investments to fair value.

(5)	The 1999 results of continuing operations include an expense of approximately $1.3 million related primarily to employment termination charges.

	December 31,	December 31,	December 31,	December 31,	December 31,
	2003	2002	2001	2000	1999

	(dollar amounts in thousands)

Consolidated Balance Sheet Data:

Cash and cash equivalents	$20,124	$1,606	$4,465	$4,322	$7,011

Total assets	23,066	107,218	121,182	234,102	226,762

Total short-term debt and capital lease obligations	185	4,973	17,118	13,962	938

Total long-term debt and capital lease obligations	543	70,829	48,245	52,468	56,798

Total stockholders’ equity	17,383	11,907	25,499	141,977	146,057

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Nextera was formed in 1997 and focused on building a portfolio of consulting companies through multiple acquisitions. The Company offered services in three practice areas: technology consulting, human capital consulting, and economic consulting. The technology consulting business was exited during the latter half of 2001 and the human capital consulting business was sold on January 30, 2002. On November 28, 2003, Nextera and its direct and indirect subsidiaries, Lexecon Inc., CE Acquisition Corp. and ERG Acquisition Corp., sold substantially all of the assets Lexecon and its subsidiaries used in their economic consulting business to FTI.

      We are currently reviewing opportunities with the goal of maximizing our resources and increasing stockholder value. We believe that an increase in stockholder value will be best obtained through the acquisition of one or more on-going businesses or operations. To that end, we have retained an investment-banking firm to assist in the identification and selection of appropriate acquisition and merger candidates.

      As a result of the Asset Sale, Nextera ceased to have business operations. All results from consulting operations have been classified as discontinued operations. The continuing operations in the financial statements consist of operating expenses incurred in operating the corporate entity. Selling, general and administrative expenses consist primarily of salaries and benefits of certain senior management and other administrative personnel and facility, information technology, insurance, legal and professional, marketing and promotional costs. These expenses are associated with our efforts to identify and develop new business operations and with our management, finance, marketing and administrative activities.

      Our tax provision has historically varied from the federal statutory rate of 34% predominately due to deferred tax valuation allowance adjustments, the utilization of net operating losses, and state and local taxes.

Sale of Economic Consulting Business

      Effective November 28, 2003, we sold substantially all of the assets and certain liabilities of our economic consulting business to FTI for a total of $129.2 million in cash. All consultants and substantially all support staff of the economic consulting business became employees of FTI.

      The economic consulting business had revenues of $64.7 million (through the Asset Sale date), $74.0 million, and $75.3 million in 2003, 2002, and 2001, respectively. Income from operations of the economic consulting business was $12.5 million (through the Asset Sale date), $16.3 million, and $18.3 million in 2003, 2002, and 2001, respectively.

Sale of Human Capital Consulting Business

      Effective January 30, 2002, we sold substantially all of the assets and certain liabilities of our human capital consulting business to a privately-held benefits, compensation and human resources consulting firm, for a total of $14.0 million in cash, net of working capital and other adjustments. All consultants and support staff of the human capital consulting business were transferred to the acquiring company.

      The human capital consulting business had revenues of $1.9 million for the one month ended January 2002 and $43.4 million in 2001. Income (loss) from operations of the human capital consulting business was $(0.3) million for the one-month ended January 2002, and $(50.1) million in 2001. Approximately $40.5 million of the 2001 loss was due to goodwill impairment charges.

Exiting of the Technology Consulting Business

      During 2001, with the erosion of the demand for technology services, the technology consulting business was substantially reduced primarily through workforce reduction. Effective October 1, 2001, the Company assigned the remaining significant technology contracts to a third party which also assumed the workforce associated with those contracts. With this assignment, the Company effectively exited the technology consulting business and no longer had any contracts or consultants related to this business.

      The technology consulting business had revenues of $13.3 million in 2001. Income (loss) from operations of the technology consulting business was $(51.2) million in 2001. Approximately $32.0 million of the 2001 loss was due to goodwill impairment charges.

Series A Cumulative Convertible Preferred Stock

      On December 14, 2000, the Company entered into a Note Conversion Agreement with Knowledge Universe, Inc. (the Note Conversion Agreement). Under the terms of the Note Conversion Agreement, Knowledge Universe, Inc. converted $21.0 million of debentures into 210,000 shares of $0.001 par value Series A Cumulative Convertible Preferred Stock (Series A Preferred Stock). The Series A Preferred Stock bears dividends at a 10% rate from issuance through June 30, 2001 and at a 7% rate thereafter. Such dividends are payable quarterly in arrears in cash or, at the option of the Company, in additional nonassessable shares of Series A Preferred Stock. To date, all Series A Preferred Stock dividends have been accrued in the form of additional nonassessable shares.

      Effective July 23, 2002, the Company exchanged $20.0 million of Series A Preferred Stock into a debenture (the Exchange Debenture) with terms equivalent to those contained in the debentures exchanged for the Series A Preferred Stock on December 14, 2000. Solely for purposes of determining the principal amount of the Exchange Debenture, the Series A Preferred Stock was deemed to have accrued dividends at a rate equal to 12%, retroactive to December 14, 2000. Accordingly, the principal amount of the Exchange Debenture was $21.3 million on July 23, 2002. After the exchange of the Series A Preferred for the Exchange Debenture, $3.9 million of Series A Preferred Stock remained outstanding on July 23, 2002. The principal amount of the outstanding Series A Preferred Stock increased to $4.3 million as of December 31, 2003 due to the accrual of dividends in the form of additional shares of Series A Preferred Stock.

Results of Operations

      The following table sets forth our results of operations (excluding discontinued operations) for the year ended December 31:

	2003	2002	2001

	(Dollar amounts in thousands)

Net revenues	$—	$—	$—

Cost of revenues	—	—	—

Gross profit	—	—	—

Selling, general and administrative expenses	4,198	4,484	7,421

Special charges (credit)	1,921	(740)	4,564

Operating loss	(6,119)	(3,744)	(11,985)

Other expense	(364)	(621)	(5,043)

Loss from continuing operations before income taxes	(6,483)	(4,365)	(17,028)

Provision for income taxes	232	113	232

Loss from continuing operations	$(6,715)	$(4,478)	$(17,260)

Comparison of the Year Ended December 31, 2003 and the Year Ended December 31, 2002

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.3 million, or 6.4%, to $4.2 million for the year ended December 31, 2003 from $4.5 million for the year ended December 31, 2002. The decrease is attributable to the following components: a decrease of $0.2 million in travel and promotional expenses; a $0.6 million decrease in compensation due to the resignation of the former Chief Executive Officer offset in part by compensation paid to the Company’s vice-chairman, a newly formed position, and its directors, due to a shift to a cash compensation model in late 2002; and an increase of $0.5 million in insurance costs. Additionally legal and audit expenses increased $0.2 million in

2003, offsetting a similar decrease in rent and depreciation expenses. The decrease in rent resulted from new real estate leases under more favorable terms due to deteriorating real estate market conditions and the decrease in depreciation resulted from fixed assets becoming fully depreciated and the reduced capital expenditure spending over the past several years.

      The Company anticipates that selling, general and administrative expenses will approximate $0.7 million per quarter in 2004 under the Company’s current structure. The decrease in expenses is primarily due to lower insurance costs and a reduction in sales and marketing activities and legal and audit expenses. If the Company acquires a business during 2004, it is expected that the selling, general and administrative expenses will materially exceed the $0.7 million per quarter estimate.

      Special Charges. During the year ended December 31, 2003, the Company recorded a special charge of $1.9 million in connection with the resignation of the Company’s former Chief Executive Officer in the first quarter of 2003. Approximately $0.8 million of the charge related to salary continuance until February 2004 and approximately $1.1 million related to a non-cash charge for fully vested options, with an exercise price of $2.00 per share, which was previously being expensed over the anticipated service period. In accordance with the original employment agreement, the former Chief Executive Officer was to be granted a bonus, if and only if the above mentioned options vested and became exercisable, equal to the exercise price of the options at the time of the exercise of the options. The portion of the option exercise price bonus not expensed at the time of the resignation of the former Chief Executive Officer was required to be expensed immediately and recorded in equity due to the accelerated vesting of the options which occurred as a result of the resignation.

      The restructuring charges and their utilization during 2003 are summarized as follows (in thousands):

	Balance at		Utilized		Balance at
	December 31,	2003			December 31,
	2002	charge	Non-Cash	Cash	2003

Severance/employment termination	$—	$1,921	$1,136	$708	$77

Facilities	1,380	—	324	1,011	45

Operating lease obligations	84	—	—	33	51

	$1,464	$1,921	$1,460	$1,752	$173

      The remaining $0.2 million restructuring accrual is expected to be fully expended in the first half of 2004.

      During the year ended December 31, 2002, the Company recorded a net reversal of $0.7 million of previously recorded restructuring reserves due to the favorable settlement of real estate rental obligations. The reversal had the effect of increasing diluted earnings per share by $0.01 for the second quarter of 2002 and for the year ended December 31, 2002.

      Other Expense. During 2003, the Company recorded a valuation allowance for the full amount of a note receivable. The total value of the loan and related allowance was $0.3 million each. In 2002, the Company recorded an expense of $0.6 million to write down an equity investment to fair value.

      Income taxes. The Company recorded income tax expense of $0.2 million for the year ended December 31, 2003 compared to $0.1 million for the year ended December 31, 2002. The 2003 expense relates to state and local taxes coupled with an adjustment to the prior year tax receivable. The 2002 expense related to state and local taxes. Valuation allowances have been established at December 31, 2003 and 2002 relating to all deferred tax assets that must be realized through the generation of taxable income in future periods.

Comparison of the Year Ended December 31, 2002 and the Year Ended December 31, 2001

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 39.6% to $4.5 million for the year ended December 31, 2002 from $7.4 million for the year ended December 31, 2001. The decrease in selling, general, and administrative expenses resulted primarily from a $1.0 million decrease in sales and marketing expenses which was split between $0.4 million in lower corporate marketing spending and a decrease of $0.6 million in marketing department salaries, both due to the sale of the human capital business in January 2002 and the exiting of the technology consulting business in late 2001; $1.2 million in lower compensation expenses associated with the reduction of support staff and the elimination of the chief operating officer position in January 2002; and a decrease of $0.7 million in general office expenses, primarily bad debt expenses and legal and audit expenses associated with the reduction in operations.

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

      The restructuring charges and their utilization in 2002 are summarized as follows (in thousands):

					Reserves
					established
	Balance at		Utilized		with the sale	Balance at
	December 31,	2002			of business	December 31,
	2001	credit	Non-Cash	Cash	unit(1)	2002

Severance	$255	$—	$—	$(255)	$—	$—

Facilities	5,579	(740)	(1,183)	(2,561)	285	1,380

Fixed assets, other asset write-downs and other operating lease obligations	308	—	(120)	(554)	450	84

	$6,142	$(740)	$(1,303)	$(3,370)	$735	$1,464

(1)	In connection with the sale of the human capital consulting business, a portion of the proceeds received in excess of the net assets acquired were used to establish restructuring reserves for liabilities and obligations relating to the human capital business that were not assumed by the buyer.

      During 2001, the Company approved actions to re-align and re-size the Company’s cost structure as a result of softening market conditions and reduced demand for technological services. The Company recorded $4.6 million of special charges to provide primarily for the expected costs of exiting or reducing certain leased premises.

      Other Expense. During 2002, the Company recorded an expense of $0.6 million to write down an investment to fair value. Other expense was $5.0 million for the year ended December 31, 2001 related to charges associated with the write down to fair value of certain investments. These investments were reviewed and written down to fair value when they were judged to be permanently impaired.

      Income taxes. The Company recorded income tax expense of $0.1 million for the year ended December 31, 2002 compared to $0.2 million for the year ended December 31, 2001. The 2002 expense relates to state and local taxes. The 2001 expense related to foreign and state taxes and an adjustment to the prior year tax accrual. Valuation allowances have been established at December 31, 2002 and 2001 relating to all deferred tax assets that must be realized through the generation of taxable income in future periods.

Liquidity and Capital Resources

      Consolidated working capital was $18.3 million on December 31, 2003, compared with working capital of $83.9 million on December 31, 2002. Working capital at December 31, 2002 included goodwill of $77.5 million which was eliminated upon the Asset Sale on November 28, 2003. Included in working capital were cash and cash equivalents of $20.1 million and $1.6 million on December 31, 2003 and 2002, respectively.

      Net cash provided by operating activities was $0.5 million for the year ended December 31, 2003. The primary components of net cash provided by operating activities were net income of $4.5 million; an increase in accounts payable of $2.4 million due primarily to the Company’s tax liability from the Asset Sale and liquidity shortages, prior to the Asset Sale, that led to an increase in trade payables; and $16.4 million of non-

cash charges relating to depreciation and fixed assets write-offs ($1.2 million), provision for doubtful accounts ($1.3 million), amortization of non-compete agreements ($8.0 million), non-cash compensation charges ($1.1 million) relating to an option charge associated with the employment termination of the former Chief Executive Officer, write-down of investments ($0.4 million) and interest paid-in-kind ($4.5 million). Offsetting the cash provided by operating activities was the $14.2 million gain recognized on the Asset Sale; an increase in accounts receivable of $3.4 million due to an increase of seven days in days sales outstanding; an increase of $1.6 million in prepaid expenses; an increase of $2.6 million in other assets; and a decrease of $1.0 million of restructuring costs attributed to the settlement of exited operating leases.

      Net cash provided by investing activities was $97.8 million for the year ended December 31, 2003, which was comprised of proceeds of $127.7 million received from the Asset Sale and a $2.7 million reduction in restricted cash offset by cash payments of $31.5 million related to non-compete agreements with certain senior consultants, including the former Chief Executive Officer, Daniel R. Fischel, and capital expenditures of $1.1 million. The Company anticipates that its capital expenditures for 2004 will be immaterial, unless it acquires business operations. In such case, capital expenditures may be materially increased.

      Net cash used in financing activities was $79.8 million for the year ended December 31, 2003. The primary components of net cash used in financing activities were $27.2 million of repayments under the Company’s Senior Credit Facility described below, $52.2 million of net repayments of debentures due to affiliates, and $0.3 million of payments of other debt and capital leases obligations. The Senior Credit Facility and debentures were paid in full on November 28, 2003 in conjunction with the closing of the Asset Sale.

      Effective December 31, 2002, the Company entered into a Second Amended and Restated Credit Agreement (Senior Credit Facility), which amended the First Amended and Restated Credit Agreement. As part of the Senior Credit Facility, Knowledge Universe, Inc., an affiliate of the Company, purchased a $5.0 million junior participation in the Senior Credit Facility. On January 7, 2003, the Company borrowed $5.0 million under the Senior Credit Facility to fund the first payment required under the employment and non-compete agreements entered into with Daniel R. Fischel and Dennis W. Carlton, a former key service provider. The Senior Credit Facility required that $4.7 million of outstanding borrowings be permanently reduced in each of 2003 and 2004. The maturity of the Senior Credit Facility was January 1, 2005. Borrowings bore interest at the lender’s base rate plus 1.5%. An affiliate of Knowledge Universe agreed to continue to guarantee $2.5 million of the Company’s obligations under the Senior Credit Facility.

      In July 2003, the Company entered into the First and Second Amendments (the Amendments) to the Senior Credit Facility. Under the Amendments, Knowledge Universe, Inc. purchased a $2.5 million junior participation in the Senior Credit Facility. The Amendments also eliminated financial covenants for the June 30, 2003 period and reset the financial covenants for the periods ending September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004. Additionally, warrants previously issued to the senior lenders to purchase 1,818,351 shares of the Company’s Class A Common Stock were modified reducing the senior lender’s put rights from $0.3525 per share to $0.23 per share, which reduced the monetary value of the put rights from approximately $640,000 to approximately $418,000. As part of the Amendments, the Company was required to pay quarterly fees aggregating $125,000 annually.

      The Company made a payment of $30.3 million to repay the Senior Credit Facility in full in connection with the closing of the Asset Sale. Additionally, the Company and its senior lenders agreed to modify the put right on warrants previously issued to the senior lenders to purchase 1,818,351 shares of the Company’s Class A Common Stock from $0.23 per share to $0.12 per share. This put right was exercised by the senior lenders at the closing and the Company made a payment of $0.2 million in full satisfaction of the put right. Furthermore, the requirement to pay $0.9 million of bank fees due at the maturity of the Senior Credit Facility was waived as a result of the Senior Credit Facility being repaid prior to maturity.

      The Company’s primary source of liquidity is cash on hand. Under the Company’s current structure, it is expected that approximately $0.7 million of cash will be expended each quarter. The Company believes that its current cash on hand is sufficient to meet all expenditures over the next twelve months. The Company is in the process of identifying opportunities to acquire one or more operating businesses and expects that it will use a combination of cash on hand, third party debt, and the Company’s equity securities to acquire any such on-

going businesses or operations. We believe that additional liquidity sources, if necessary, could be obtained by borrowing funds from a third party or raising equity through a public or private transaction.

      The following summarizes the Company’s significant contractual obligations and commitments that impact its liquidity.

	Payments due by Period

		Less than			After
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years

	(in thousands)

Senior credit facility	$—	$—	$—	$—	$—

Debentures due to affiliates	—	—	—	—	—

Long-term debt and capital leases(1)	728	185	152	178	213

Operating leases	—	—	—	—	—

Warrants with put rights	650	650	—	—	—

Total contractual obligations	$1,328	$835	$152	$178	$213

(1)	Represents an unsecured note issued by a predecessor of a subsidiary of Nextera Enterprises, Inc., which has ceased operations. Nextera Enterprises, Inc. has advised the noteholder of its position that it is not obligated under the note.

      The Company has no other commitments.

Off Balance Sheet Arrangements

      We have not entered into any off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Standards

      Please refer to Note 2 of the Notes to Consolidated Financial Statements for a discussion of new accounting pronouncements and the potential impact to the Company’s consolidated results of operations and consolidated financial position.

Critical Accounting Policies

      The Company’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the realizability of outstanding accounts receivable and deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates under different assumptions or conditions.

      The Company has identified the following critical accounting policies based on significant judgments and estimates used in determining the amounts reported in its consolidated financial statements and has discussed the development and selection of such critical accounting policies with the Audit Committee of the Board of Directors.

      Allowance for doubtful accounts. The Company evaluates the collectibility of accounts receivable based on a combination of factors. In situations where we are aware of circumstances regarding a specific customer’s ability or intention to meet its financial obligations to us, we record a specific allowance for doubtful accounts against amounts due to the Company to reduce the net recognized receivable to the amount we reasonably believe will be collected. If circumstances change, our estimates of the recoverability of amounts due us could be reduced by a material amount.

      Deferred tax assets. As of December 31, 2003, the Company had approximately $19.8 million of deferred tax assets related principally to domestic net operating loss carryforwards that expire in 2022, for which a 100% valuation allowance has been recorded. The realization of these assets is based upon estimates of future taxable income. A full valuation allowance against the net operating loss carryforward, along with all other deferred tax assets, has been established to reflect the uncertainty of the recoverability of this asset. The valuation allowance will be reviewed periodically to determine its appropriateness. The utilization of this asset in the future is dependent upon our having U.S. federal taxable income. Currently, the Company has no operations and does not generate any U.S. taxable income to utilize the net operating loss carryforwards. Even if the Company acquires an operating business, there can be no assurance that the Company will be able to generate taxable income. Furthermore, the likelihood of an annual limitation on the Company’s ability to utilize the net operating loss carryforward to offset future U.S. federal taxable income is increased by (1) the issuance of certain convertible preferred stock, options, warrants, or other securities exercisable for common stock, (2) changes in the equity ownership occurring in the last three years and (3) potential future changes in the equity ownership. The amount of an annual limitation can vary significantly based on factors existing at the date of an ownership change. A substantial portion of the net operating loss has been used to offset the Company’s U.S. federal tax liability, other than alternative minimum tax, generated by the Asset Sale.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

      We are not currently exposed to changes in interest rates because we repaid our Senior Credit Facility in connection with the closing of the Asset Sale and we do not have any other borrowings.

Foreign Currency Risk

      We are not currently exposed to foreign currency risk because we do not currently have business operations and related sales and expenses.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

Board of Directors

Nextera Enterprises, Inc.

      We have audited the accompanying consolidated balance sheets of Nextera Enterprises, Inc. (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nextera Enterprises, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

      As disclosed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

February 9, 2004, except Note 12 as to
which the date is February 27, 2004

NEXTERA ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31

	2003	2002

	(Dollar amounts in
	thousands, except share data)

ASSETS

Current assets:

Cash and cash equivalents	$20,124	$1,606

Restricted cash	—	2,650

Accounts receivable, net of allowance for doubtful accounts of $250 at December 31, 2003	528	2,000

Assets related to discontinued operations	—	99,263

Prepaid expenses and other current assets	2,389	442

Total current assets	23,041	105,961

Property and equipment, net	7	43

Other assets	18	1,214

Total assets	$23,066	$107,218

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$3,035	$3,688

Accrued taxes	1,347	110

Accrued restructuring costs, current portion	173	1,037

Senior credit facility	—	4,735

Liabilities related to discontinued operations	—	12,257

Current portion of long-term debt and capital lease obligations	185	238

Total current liabilities	4,740	22,065

Long-term debt and capital lease obligations	543	616

Senior credit facility	—	22,465

Debentures due to affiliates, including accrued interest thereon	—	47,748

Accrued restructuring costs, net of current portion	—	427

Other long-term liabilities	400	1,990

Commitments and contingencies	—	—

Stockholders’ equity:

Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 600,000 authorized shares designated Series A, 42,554 and 39,630 Series A shares issued and outstanding at December 31, 2003 and 2002, respectively	4,255	3,963

Class A Common Stock, $0.001 par value, 95,000,000 shares authorized, 30,025,441 and 31,911,266 shares issued and outstanding at December 31, 2003 and 2002, respectively	30	32

Class B Common Stock, $0.001 par value, 4,300,000 shares authorized, 3,844,200 shares issued and outstanding at December 31, 2003 and 2002	4	4

Additional paid-in capital	161,755	161,055

Retained earnings (deficit)	(148,445)	(152,932)

Accumulated other comprehensive income (loss)	(216)	(215)

Total stockholders’ equity	17,383	11,907

Total liabilities and stockholders’ equity	$23,066	$107,218

The accompanying notes are an integral part of these financial statements.

NEXTERA ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31

	2003	2002	2001

	(Dollar amounts in thousands,
	except per share amounts)

Net revenues	$—	$—	$—

Cost of revenues	—	—	—

Gross profit	—	—	—

Selling, general and administrative expenses	4,198	4,484	7,421

Special charges (credit)	1,921	(740)	4,564

Operating loss	(6,119)	(3,744)	(11,985)

Other expense	(364)	(621)	(5,043)

Loss from continuing operations before income taxes	(6,483)	(4,365)	(17,028)

Provision for income taxes	232	113	232

Loss from continuing operations	(6,715)	(4,478)	(17,260)

Income (loss) from discontinued operations, net of tax	11,202	10,146	(100,263)

Net income (loss)	4,487	5,668	(117,523)

Preferred stock dividends	(292)	(1,347)	(1,846)

Net income (loss) applicable to common stockholders	$4,195	$4,321	$(119,369)

Net income (loss) per common share, basic and diluted

Continuing operations	$(0.21)	$(0.16)	$(0.55)

Discontinued operations	0.33	0.28	(2.86)

Net income (loss) per common share, basic and diluted	$0.12	$0.12	$(3.41)

Weighted average common shares outstanding, basic and diluted	33,912	35,730	35,034

The accompanying notes are an integral part of these financial statements.

NEXTERA ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Series A
			Cumulative	Class A
	Class A	Class B	Convertible	Common	Additional	Retained
	Common	Common	Preferred	Treasury	Paid-in	Earnings
	Stock	Stock	Stock	Stock	Capital	(Deficit)

	(Dollar amounts in thousands)

Balance at December 31, 2000	$31	$4	$21,098	$(947)	$163,263	$(41,077)

Net loss	—	—	—	—	—	(117,523)

Foreign currency translation adjustment	—	—	—	—	—	—

Unrealized holding loss on certain investments (net of reclassification adjustments)	—	—	—	—	—	—

Total comprehensive loss

Purchases of Class A Common Stock	—	—	—	(323)	—	—

Issuance of treasury stock in connection with restricted stock issuances	—	—	—	976	192	—

Issuance of Class A Common Stock in connection with Employee Stock Purchase Plan	1	—	—	—	98	—

Value of warrants issued in connection with Senior credit facility	—	—	—	—	880	—

Conversion of debentures into Series A Preferred Stock	—	—	—	—	(83)	—

Cumulative dividend on Series A Preferred Stock	—	—	1,846	—	(1,846)	—

Balance at December 31, 2001	32	4	22,944	(294)	162,504	(158,600)

Net income	—	—	—	—	—	5,668

Foreign currency translation adjustment	—	—	—	—	—	—

Unrealized holding gain on certain investments (net of reclassification adjustments)	—	—	—	—	—	—

Total comprehensive income

Issuance of 228,303 shares of treasury stock in connection with restricted stock issuances	—	—	—	294	(294)	—

Issuance of 238,256 of Class A Common Stock in connection with restricted stock issuances	—	—	—	—	—	—

Value of warrants issued in connection with Senior Credit Facility	—	—	—	—	192	—

Conversion of Series A Preferred Stock into debentures (including $328 put premium)	—	—	(20,328)	—	—	—

Cumulative dividend on Series A Preferred Stock	—	—	1,347	—	(1,347)	—

Balance at December 31, 2002	32	4	3,963	—	161,055	(152,932)

Net income	—	—	—	—	—	4,487

Foreign currency translation adjustment	—	—	—	—	—	—

Unrealized holding gain on certain investments (net of reclassification adjustments)	—	—	—	—	—	—

Total comprehensive income

Option and warrant activity	—	—	—	—	1,782	—

Surrender of 1,885,825 shares of Class A Common Stock	(2)	—	—	—	(790)	—

Cumulative dividend of 2,924 shares on Series A Preferred Stock	—	—	292	—	(292)	—

Balance at December 31, 2003	$30	$4	$4,255	$—	$161,755	$(148,445)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other		Total
	Comprehensive	Total Stock-	Comprehensive
	Income	Holders’	Income
	(Loss)	Equity	(Loss)

	(Dollar amounts in thousands)

Balance at December 31, 2000	$(395)	$141,977

Net loss	—	(117,523)	$(117,523)

Foreign currency translation adjustment	(554)	(554)	(554)

Unrealized holding loss on certain investments (net of reclassification adjustments)	(142)	(142)	(142)

Total comprehensive loss			(118,219)

Purchases of Class A Common Stock	—	(323)

Issuance of treasury stock in connection with restricted stock issuances	—	1,168

Issuance of Class A Common Stock in connection with Employee Stock Purchase Plan	—	99

Value of warrants issued in connection with Senior credit facility	—	880

Conversion of debentures into Series A Preferred Stock	—	(83)

Cumulative dividend on Series A Preferred Stock	—	—

Balance at December 31, 2001	(1,091)	25,499

Net income	—	5,668	5,668

Foreign currency translation adjustment	749	749	749

Unrealized holding gain on certain investments (net of reclassification adjustments)	127	127	127

Total comprehensive income			6,544

Issuance of 228,303 shares of treasury stock in connection with restricted stock issuances	—	—

Issuance of 238,256 of Class A Common Stock in connection with restricted stock issuances	—	—

Value of warrants issued in connection with Senior Credit Facility	—	192

Conversion of Series A Preferred Stock into debentures (including $328 put premium)	—	(20,328)

Cumulative dividend on Series A Preferred Stock	—	—

Balance at December 31, 2002	(215)	11,907

Net income	—	4,487	4,487

Foreign currency translation adjustment	(3)	(3)	(3)

Unrealized holding gain on certain investments (net of reclassification adjustments)	2	2	2

Total comprehensive income			4,486

Option and warrant activity	—	1,782

Surrender of 1,885,825 shares of Class A Common Stock	—	(792)

Cumulative dividend of 2,924 shares on Series A Preferred Stock	—	—

Balance at December 31, 2003	$(216)	$17,383

The accompanying notes are an integral part of these financial statements.

NEXTERA ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31

	2003	2002	2001

	(Dollar amount in thousands)

Operating activities

Net income (loss)	$4,487	$5,668	$(117,523)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	9,134	1,798	9,421

Goodwill impairment	—	—	72,538

Write-off of investments	364	621	7,148

Write-off of fixed assets	48	375	6,121

Gain on sale of business unit	(14,212)	(621)	—

Gain on reversal of restructuring charge	—	(740)	—

Provision for doubtful accounts	1,251	1,374	2,716

Non-cash interest paid in kind	4,495	3,362	2,110

Non-cash compensation charges	1,134	—	1,965

Non-cash, other	(78)	81	—

Change in operating assets and liabilities:

Accounts receivable	(3,411)	(2,192)	9,137

Due from affiliates	—	40	143

Prepaid expenses and other current assets	(1,646)	451	1,613

Income tax receivable	—	—	4,350

Accounts payable and accrued expenses	2,444	(8,605)	5,616

Restructuring costs	(967)	(3,370)	1,672

Costs and estimated earnings in excess of billings	—	—	422

Deferred revenue	—	—	(813)

Other	(2,568)	1,324	107

Net cash provided by (used in) operating activities	475	(434)	6,743

Investing activities

Purchase of property and equipment	(1,070)	(665)	(3,249)

Proceeds from sale of business	127,700	14,720	—

Payments for non-compete agreements	(31,480)	—	—

Changes in restricted cash	2,650	(2,650)	—

Net cash provided by (used in) investing activities	97,800	11,405	(3,249)

Financing activities

Proceeds from issuance of Class A Common Stock	—	—	99

Repurchases of Class A Common Stock	—	—	(323)

Due from officers	—	—	30

Net repayments under senior credit facility	(27,200)	(11,228)	(7,594)

Borrowings (repayments) from debentures due to affiliates	(52,243)	—	7,500

Borrowings under short-term loan from affiliate	—	560	—

Repayments under short-term loan from affiliate	—	(560)	—

Repayments of long-term debt and capital lease obligations	(314)	(2,582)	(3,095)

Net cash used in financing activities	(79,757)	(13,810)	(3,383)

Effects of exchange rates on cash and cash equivalents	—	(20)	32

Net increase (decrease) in cash and cash equivalents	18,518	(2,859)	143

Cash and cash equivalents at beginning of year	1,606	4,465	4,322

Cash and cash equivalents at end of year	$20,124	$1,606	$4,465

Supplemental disclosure of cash flow information:

Cash paid during the year for interest	$1,947	$2,760	$3,529

Cash paid during the year for taxes	$75	$93	$295

Cash in escrow relating to gain on Asset Sale	$1,500	$—	$—

The accompanying notes are an integral part of these financial statements.

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

1.     Basis of Presentation

      On November 28, 2003, Nextera Enterprises, Inc. (“Nextera” or “the Company”), and its direct and indirect subsidiaries, Lexecon Inc., CE Acquisition Corp. and ERG Acquisition Corp., sold substantially all of the assets Lexecon and its subsidiaries used in their economic consulting business (Asset Sale) to FTI Consulting, Inc. and LI Acquisition Company, LLC, a wholly owned subsidiary of FTI (collectively “FTI”). As of December 31, 2003, Nextera had no business operations.

      The Asset Sale is reflected in the accompanying financial statements in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, the results of operations for the year ended December 31, 2003 have been reflected as discontinued operations. Additionally, the year ended December 31, 2002 and 2001 have been restated to reflect the results of operations from all of Nextera’s consulting businesses as discontinued operations. All assets to be sold as part of the Asset Sale and all liabilities to be assumed as part of the Asset Sale have been segregated on the balance sheet at December 2002.

      Knowledge Universe, LLC controls a majority of the voting power of our equity securities through its ownership of our Class A Common Stock, Class B Common Stock and Series A Cumulative Preferred Stock.

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

Revenue Recognition

      The Company derived its revenues from consulting services primarily under time and materials billing arrangements, and to a much lesser extent, under capped-fee and fixed-price billing arrangements. Under time and materials arrangements, revenues were recognized as the services were provided. Revenues on fixed-price and capped-fee contracts were recognized using the percentage of completion method of accounting and were adjusted for the cumulative impact of any revision in estimates. Net revenues also included reimbursable expenses charged to clients.

Cash and Cash Equivalents

      Cash and cash equivalents consist of cash on hand, demand deposit accounts, and commercial paper. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

      Restricted cash related to cash deposits held by the Company’s senior lenders, in accordance with the Second Amended and Restated Credit Agreement dated December 31, 2002 (Senior Credit Facility), to finance working capital requirements related to employment compensation that was paid in December of 2002 and January 2003. The terms of the Senior Credit Facility required the Company to restrict such amounts on a monthly basis based on earned bonus amounts so that a certain percentage of the projected earned bonus was escrowed or paid at specific times. At December 31, 2002, $2.7 million was escrowed in a restricted account for bonuses earned. With the repayment of the Senior Credit Facility, there are no longer any restrictions on the Company’s cash balances.

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

Goodwill and Other Intangible Assets

      The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) effective January 1, 2002. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if indications of possible impairment exist. The Company performed the requisite transitional and annual impairment tests for goodwill and other intangible assets in 2002 and determined that the goodwill was not impaired.

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

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      If goodwill amortization had not been recorded for 2001, the adjusted net loss and adjusted loss per share would have been as follows:

2001
(Dollar amounts in thousands, except per share data)
Net loss as reported	$(117,523)

Add back: Goodwill amortization	4,758

Adjusted net loss	$(112,765)

Basic and diluted loss per common share:

Loss per share as reported	$(3.41)

Goodwill amortization	(0.14)

Adjusted loss per common share, basic and diluted	$(3.27)

Financial Instruments

      The carrying value of financial instruments such as cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values based on the short-term maturities of these instruments. The carrying value of long-term debt approximates its fair value based on references to similar instruments.

Foreign Currency Translation

      Assets and liabilities of the Company’s foreign subsidiaries are translated at year-end exchange rates, and revenues and expenses are translated at average exchange rates. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income. Foreign currency transaction gains and losses are included in the accompanying statements of operations and are not material for the periods presented. The foreign currency translation component substantially comprises the balance of “Accumulated other comprehensive income (loss)” at December 31, 2003 and 2002.

Basic and Diluted Earnings Per Common Share

      The Company presents two earnings per share amounts, basic earnings per common share and diluted earnings per common share. Basic earnings per common share includes only the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. The dilutive effects of options, warrants and convertible securities are added to the weighted average shares outstanding in computing diluted earnings per common share. For the years ended December 31, 2003, 2002 and 2001, basic and diluted earnings per common share are the same due to the antidilutive effect of potential common shares outstanding.

Income Taxes

      Deferred income taxes are provided for temporary differences between the financial reporting and the tax basis of assets and liabilities and are measured using enacted income taxes and laws that will be in effect when temporary differences are expected to reverse.

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company accounts for equity instruments issued to non-employees in exchange for goods or services using the fair value method. Accordingly, warrants issued to Knowledge Universe, Inc. in connection with an acquisition and warrants issued to the senior lenders and other creditors were recorded at their fair value on the date of grant.

      If the Company had adopted the optional recognition provisions of SFAS 123 for its stock option plans, net income (loss) and net income (loss) per common share would have been changed to the pro forma amounts indicated below:

	Year ended December 31

	2003	2002	2001

	(Dollar amounts in thousands,
	except per share data)

Net income (loss):

As reported	$4,487	$5,668	$(117,523)

Pro forma	6,174	(722)	(130,448)

Net income (loss) per diluted common share:

As reported	$0.12	$0.12	$(3.41)

Pro forma	$0.18	$(0.06)	$(3.78)

      The weighted average fair value of options granted during 2003, 2002 and 2001 were $0.33, $0.54 and $0.48 per share, respectively, at the dates of the grant. As recommended by SFAS No. 123, the fair values of options were estimated using the Black-Scholes option pricing model assuming expected volatility of 122% in 2003, 130% in 2002, and 141% in 2001, a risk free interest rate of 4.70%, 4.70%, and 4.75% in 2003, 2002, and 2001, respectively, and an expected life of 3 years in 2003 and 6 years in 2002 and 2001.

Recently Issued Accounting Pronouncements

      On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). Among other items, SFAS No. 145 updates and clarifies existing accounting pronouncements related to reporting gains and losses from the extinguishment of debt and certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS No. 145 are generally effective for fiscal years beginning after May 15, 2002, with earlier adoption of certain provisions encouraged. The adoption of SFAS No. 145 did not have a material impact on the Company’s financial position or results of operations.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 supersedes Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF Issue 94-3”). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. Under SFAS No. 146, an entity may not restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that an entity had previously recorded under EITF Issue 94-3. The Company has adopted this statement for disposal or exit activities initiated after December 31, 2002.

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

      The FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”) in November 2002. FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” related to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 does not impact the Company.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” This Interpretation provides guidance on the identification and consolidation of variable interest entities (VIEs), whereby control is achieved through means other than through voting rights. The Company does not have VIEs.

Reclassification

      Certain reclassifications were made to the 2002 and 2001 financial statements in order that they may be consistent with the 2003 presentation.

3.	Discontinued Operations

      On November 28, 2003, Nextera and its direct and indirect subsidiaries, Lexecon Inc., CE Acquisition Corp. and ERG Acquisition Corp., sold substantially all of the assets Lexecon and its subsidiaries used in their economic consulting business to FTI. Accordingly, all consulting operations of the Company, including the human capital business, which was sold in January 2002, and the technology consulting business, which was exited in 2001, have been recorded as discontinued operations in the accompanying financial statements. Prior years results have been restated to present the consulting business as a discontinued operation.

      FTI paid cash in the amount of $129.2 million, plus additional consideration, including the assumption of certain operating liabilities, in exchange for the Lexecon assets. Excluded from the assets sold to FTI were $2.0 million of accounts receivables for which the Company has established an allowance for doubtful accounts of $0.25 million at December 31, 2003. All previously recorded allowances for doubtful accounts were assumed by FTI or written off as they related to previously exited operations. A gain of $14.2 million, net of $1.6 million of taxes, was recognized on the sale. Included within the gain is $1.5 million of sale proceeds which was placed in escrow pending a final review of the adequacy of the allowance for doubtful accounts receivable acquired by FTI. The review is required to be finalized within 120 days of the Asset Sale.

      On January 30, 2002, the Company sold substantially all of the assets and certain liabilities of its human capital consulting business to a privately-held benefits, compensation and human resources consulting firm, for a total of $14.0 million in cash, net of working capital and other adjustments. All consultants and support staff

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the human capital consulting business were transferred to the acquiring company. A gain of $0.6 million was recognized on the sale in 2002.

      Revenues from discontinued operations for the years ended December 31, 2003, 2002, and 2001 were $64.7 million, $75.9 million, and $132.1 million, respectively. Pre-tax income (loss) from discontinued operations for the years ended December 31, 2003, 2002, and 2001 were $12.8 million, $10.1 million, and $(101.1) million, respectively. Included within discontinued operations is interest expense of $7.5 million, $6.7 million, and $10.1 million for the years ended December 31, 2003, 2002, and 2001, respectively. Interest expense has been allocated to discontinued operations as the debt related to the interest expense was required to be repaid as part of the Asset Sale.

      Assets and liabilities of the discontinued operations are as follows:

December 31, 2002

(In thousands)

Assets related to discontinued operations:

Accounts receivable	$18,346

Prepaid and other current assets	632

Goodwill	77,504

Other assets	2,781

$99,263

Liabilities related to discontinued operations:

Accounts payable and accrued expenses	$10,221

Current portion of long-term debt and capital lease obligations	451

Long-term debt and capital lease obligations	167

Other long-term liabilities	1,418

$12,257

4.	Property and Equipment

      Property and equipment consists of the following:

	December 31

	2003	2002

	(In thousands)

Equipment	$192	$187

Software	717	716

Furniture and fixtures	8	7

	917	910

Less: accumulated depreciation	910	867

Property and equipment, net	$7	$43

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Intangible Assets

      Intangible assets previously consisted of goodwill. During 2001, the Company recorded a $72.5 million goodwill impairment charge. These charges have been included in discontinued operations. The technology consulting business goodwill charge was $32.0 million due to the exiting of the business and the human capital consulting business charge was $40.5 million due to the decline in the value of the business directly related to the downturn in the economy. The impairment of the human capital consulting business was based on the sale price of the business. No goodwill or intangible asset impairment charges were recorded in 2002 or 2003. Upon the Asset Sale, all goodwill associated with Lexecon was written off against the gain on sale.

6.	Other Assets

      On December 31, 2002, the Company entered into employment and non-compete agreements with two of the Company’s key service providers: Daniel Fischel, the Company’s Chief Executive Officer from February 2003 through November 2003, and Dennis Carlton, a former key service provider. These agreements contain covenants not to compete over specified periods in return for cash compensation. The agreements became effective on January 7, 2003 upon payment of the first installment of the covenant not to compete payments. Under the terms of the agreements, Nextera made covenant not to compete payments aggregating $5.0 million on January 7, 2003 to extend these agreements through July 15, 2003. Messrs. Fischel and Carlton surrendered approximately 1.8 million shares of the Company’s Class A Common Stock worth approximately $0.8 million in connection with the non-compete provisions. Accordingly, an asset of approximately $4.2 million was recorded in 2003 to recognize the non-compete agreements and was amortized through July 15, 2003. The Company exercised its option of extending the non-compete provisions through January 15, 2004 and paid Messrs. Fischel and Carlton payments aggregating $3.7 million, including interest, in July 2003. As part of this option, the Company was required to make an additional aggregate payment of approximately $1.4 million, plus interest at 3.5% per annum from January 15, 2003 through the date paid, within 5 business days of the collection of a specified account receivable, but in no event later than December 31, 2003. This liability was substantially assumed by FTI at the closing of the Asset Sale. In accordance with the terms of the Asset Purchase Agreement, at the closing of the Asset Sale, Nextera made payments from the proceeds of the Asset Sale to Messrs. Fischel and Carlton aggregating $20.0 million to fulfill the final non-compete payment obligation. Effective upon the Asset Sale closing, Messrs. Fischel and Carlton have no further obligation to the Company and are subject to non-compete covenants under their new employment and non-competition agreements with FTI.

      During the third quarter 2003, the Company entered into an employment agreement with Joseph P. Kalt, an employee. In exchange for a covenant not to compete extending from July 1, 2003 through December 31, 2008, Mr. Kalt was to receive a special bonus of approximately $2.9 million. In accordance with the terms of the Asset Purchase Agreement, at the closing of the Asset Sale Nextera paid Mr. Kalt $2.9 million from the proceeds of the Asset Sale to fulfill the non-compete payment obligation. Effective upon the closing of the Asset Sale, Mr. Kalt has no further obligation to the Company and is subject to a non-compete covenant under his new employment and non-competition agreement with FTI.

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following:

	December 31

	2003	2002

	(In thousands)

Trade accounts payable	$312	$639

Accrued payroll and compensation	754	1,276

Accrued benefits	599	657

Put warrants	650	—

Due to FTI	125	—

Other	595	1,096

	$3,035	$3,668

8.	Financing Arrangements

Senior Credit Facility

      Effective December 31, 2002, the Company entered into a Second Amended and Restated Credit Agreement (Senior Credit Facility), which amended the First Amended and Restated Credit Agreement. As part of the Senior Credit Facility, Knowledge Universe, Inc., an affiliate of the Company, purchased a $5.0 million junior participation in the Senior Credit Facility. On January 7, 2003, the Company borrowed $5.0 million under the Senior Credit Facility to fund the first payment required under the employment and non-compete agreements entered into with Messrs. Fischel and Carlton. The Senior Credit Facility required that $4.7 million of outstanding borrowings be permanently reduced in each of 2003 and 2004. The maturity of the Senior Credit Facility was January 1, 2005. Borrowings bore interest at the lender’s base rate plus 1.5%. An affiliate of Knowledge Universe agreed to continue to guarantee $2.5 million of the Company’s obligations under the Senior Credit Facility.

      In July 2003, the Company entered into the First and Second Amendments (the “Amendments”) to the Senior Credit Facility. Under the Amendments, Knowledge Universe, Inc. purchased a $2.5 million junior participation in the Senior Credit Facility. The Amendments also eliminated financial covenants for the June 30, 2003 period and reset the financial covenants for the periods ending September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004. Additionally, warrants previously issued to the senior lenders to purchase 1,818,351 shares of the Company’s Class A Common Stock were modified reducing the senior lender’s put rights from $0.3525 per share to $0.23 per share, which reduced the monetary value of the put rights from approximately $0.6 million to approximately $0.4 million. As part of the Amendments, the Company was required to pay quarterly fees aggregating $125,000 annually.

      At the Asset Sale closing, the Company made a payment of $30.3 million to repay the Senior Credit Facility in full. Additionally, the Company and its senior lenders agreed to modify the put right on warrants previously issued to the senior lenders to purchase 1,818,351 shares of the Company’s Class A Common Stock from $0.23 per share to $0.12 per share. This put right was exercised by the senior lenders at the closing and the Company made a payment of $0.2 million in full satisfaction of the put right. Furthermore, the requirement to pay $0.9 million of bank fees due at the maturity of the Senior Credit Facility was waived as a result of the Senior Credit Facility being repaid prior to maturity.

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debentures Due to Affiliates

      At the Asset Sale closing, the Company made a payment of $52.2 million to repay all debentures in full. All of the debentures were accruing interest at a rate of 10%.

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

      At December 31, long-term debt, excluding capital lease obligations, consists of the following:

	December 31

	2003	2002

	(In thousands)

Senior Credit Facility	$—	$27,200

Debentures due to affiliates	—	47,748

Unsecured note issued by a predecessor of a subsidiary of Nextera Enterprises, Inc. The face of the note provides for annual payments of $120,000 through May 2010, subject to the terms and conditions therein. Interest imputed annually at 8.7%	728	728

	728	75,676

Less: current portion	185	4,853

Long-term debt	$543	$70,823

      Annual maturities of long-term debt for the years ending after December 31, 2003 are as follows (in thousands):

2004	$185

2005	73

2006	79

2007	86

2008	92

Thereafter	213

$728

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes

      The provision for income taxes consists of the following (excluding $1.6 million and $0.8 million of federal and state taxes allocated to discontinued operations in 2003 and 2001, respectively):

	Year ended December 31

	2003	2002	2001

	(In thousands)

Current:

Federal	$—	$—	$—

State	232	113	232

Foreign	—	—	—

Total current tax provision	232	113	232

Deferred:

Federal	—	—	—

State	—	—	—

Total deferred tax provision	—	—	—

Total tax provision	$232	$113	$232

      The reconciliation of the consolidated effective tax rate of the Company is as follows:

	Year ended December 31

	2003	2002	2001

Tax (benefit) at statutory rate	(34)%	(34)%	(34)%

State taxes (benefit), net of federal benefit	4	3	(6)

Permanent differences	—	(3)	2

Valuation allowance adjustments, primarily net operating losses utilized in 2003, not benefited in 2002 and 2001	34	(37)	37

Other	—	—	2

Income tax provision	4%	3%	1%

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31

	2003	2002

	(In thousands)

Deferred tax assets:

Reserves	$100	$2,685

Other accrued liabilities	716	1,054

Depreciation and other	292	96

Deductible goodwill amortization	—	1,752

AMT credit	1,200	—

Net operating loss carryforwards	17,468	39,784

Deferred tax assets	19,776	45,371

Valuation allowance	19,776	44,785

	—	586

Deferred tax liabilities:

Depreciation and other	—	(586)

	$—	$—

      Valuation allowances relate to uncertainties surrounding the realization of tax loss carryforwards and the tax benefit attributable to certain tax assets of the Company. The valuation allowance represents a reserve against all deferred tax assets that must be realized through the generation of taxable income in future periods.

      At December 31, 2003, the Company had tax net operating loss carryforwards of approximately $43.0 million, which will expire through the year 2022. We believe that the loss carryforwards are not subject to annual limitations under IRC section 382. If such limitations were deemed to exist, the Company’s ability to utilize the carryforwards to their fullest extent would be limited and may adversely affect future net income and cash flows.

10.	Related Party Transactions

      The law firm of Maron & Sandler has served as Nextera’s general counsel since its inception. Richard V. Sandler, currently serving as Chairman of the Board of Directors of the Company, previously served as Vice-Chairman of the Board of Directors from February 2003 to December 2003, and Stanley E. Maron, a director and secretary of the Company, are partners of Maron & Sandler. In 2003, 2002, and 2001, Maron & Sandler billed Nextera approximately $0.2 million, $0.4 million, and $0.2 million, respectively, for legal services rendered to the Company. Since Mr. Sandler began serving as Vice-Chairman of the board of directors, no fees relating to Mr. Sandler’s legal services to the Company have been billed to Nextera.

      In connection with the closing of the Asset Sale, the Company repaid in full three debentures issued to Knowledge Universe, Inc. and its affiliates totaling $52.2 million. These debentures were issued by the Company in 1998, 2000 and 2002.

      In March 2002, an affiliate of Knowledge Universe, LLC pledged a letter of credit in the amount of $2.5 million as collateral for the Senior Credit Facility. This guarantee was cancelled upon the repayment of the Senior Credit Facility. Additionally, an affiliate of Knowledge Universe, LLC purchased a $7.5 million junior participation in the Senior Credit Facility during 2003 (see Note 8). This amount was repaid as a result of the repayment of the Senior Credit Facility.

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2001, the Company recognized revenues totaling $1.5 million from certain entities in which it held equity investments. Knowledge Universe, LLC or its affiliates also made equity investments in certain of these entities.

      As consideration for a guaranty provided by Knowledge Universe, Inc. in connection with the Company’s acquisition of Lexecon on December 31, 1998, the Company granted to Knowledge Universe, Inc. warrants to purchase 250,000 shares of Class A Common Stock at an exercise price of $8.00 share. The warrants expired unexercised on December 31, 2003. The Company had included approximately $1.0 million, the estimated fair value of the warrants, calculated using the Black-Scholes model, as a component of its purchase price incurred in connection with the Lexecon acquisition.

11.	Leases

      As of December 31, 2003, the Company leased its corporate office under a month-to-month lease. Rent expense for continuing operations was $0.1 million in 2003 and 2002, and $1.3 million in 2001. The Company has an operating lease in Toronto, Canada which it subleases through the lease expiration of 2007. The Company’s operating leases for certain equipment are not material.

12.	Stockholders’ Equity

Class A and Class B Common Stock

      At December 31, 2003, the Company had 3,844,200 shares of Class B Common Stock outstanding. The Class B Common Stock has the same economic characteristics as the Class A Common Stock, except that each share of Class B Common entitles the holder to ten votes per share of Class B Common Stock. Each share of Class B Common Stock can be converted by the holder into one share of Class A Common Stock. In 2002, 25,370 shares of Class B Common Stock were converted to Class A Common Stock.

Series A Cumulative Convertible Preferred Stock

      On December 14, 2000, the Company entered into a Note Conversion Agreement with Knowledge Universe, Inc. (the “Note Conversion Agreement”). Under the terms of the Note Conversion Agreement, Knowledge Universe, Inc. converted $21.0 million of debentures into 210,000 shares of $0.001 par value Series A Cumulative Convertible Preferred Stock. The Series A Preferred Stock bears dividends at a 10% rate from issuance through June 30, 2001 and at a 7% rate thereafter. Such dividends are payable quarterly in arrears in cash or, at the option of the Company, in additional nonassessable shares of Series A Preferred Stock.

      The Series A Preferred Stock carries a liquidation preference equal to $100 per share and is convertible into Class A Common Stock at the option of the holder beginning on June 30, 2001. The Series A Preferred Stock is convertible at a price equal $0.6875 per share, the closing price of the Company’s Class A Common Stock on December 13, 2000. Each holder of Series A Preferred Stock is entitled to vote on matters presented to shareholders on an as converted basis.

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

      On July 23, 2002, the Company exchanged $20.0 million of Series A Preferred Stock into the Exchange Debenture. See Note 8 for a description of the Exchange Debenture.

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Treasury Stock

      During 2001, the Company repurchased 243,000 shares of Class A Common Stock. Repurchased shares were used to offset the dilution of the Company’s earnings per share due to common stock issuances under the Company’s Employee Stock Purchase Plan and Employee Equity Participation Plan. The Company’s repurchases of shares of Common Stock are recorded as “Treasury Stock” and result in a reduction of “Stockholders’ Equity”. In January 2002 and July 2001, 228,303 and 316,097 shares of treasury stock were reissued, respectively. When treasury shares are reissued, the Company uses a first-in, first-out method and the difference between the cost of treasury shares reissued and the repurchase price is charged to “Additional paid-in capital”.

Employee Equity Participation Plans

      The Company has granted options principally under two stock option plans adopted in 1998 and 1999. Options granted under these plans have up to a 10-year life and vest principally over three to five year periods, with certain options subject to acceleration upon certain conditions. The exercise price of options granted is generally equal to the fair market value of the Company’s Class A common stock on the date of grant. As of December 31, 2003, the Company had reserved 43,500,000 shares of common stock for future issuance under the stock option plans, of which 24.2 million were available for future grants.

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
Stock Options	Shares	Exercise price	Shares	Exercise price	Shares	Exercise price

Outstanding at beginning of year	20,748,198	$3.52	17,812,379	$4.48	19,041,135	$5.49

Granted	1,100,000	0.45	5,057,500	0.61	4,064,000	0.53

Exercised	—	—	—	—	—	—

Forfeited	(3,127,537)	3.88	(2,121,681)	4.64	(5,292,756)	5.08

Outstanding at end of year	18,720,661	$3.28	20,748,198	$3.52	17,812,379	$4.48

Options exercisable at end of year	12,911,994	$3.75	9,793,485	$5.97	6,450,586	$6.71

      A summary of information about stock options outstanding as of December 31, 2003 is as follows:

	Options Outstanding			Options Exercisable

		Weighted-
	Number	Average		Number
	Outstanding at	Remaining	Weighted-	Exercisable at	Weighted-
	December 31,	Contractual	Average	December 31,	Average
Range of Exercise Prices	2003	Life (Years)	Exercise Price	2003	Exercise Price

$0.21 - $ 2.00	13,507,672	7.8	$0.93	8,680,907	$1.09

$2.01 - $ 6.00	597,500	5.9	4.93	592,969	4.95

$6.01 - $14.00	4,615,489	5.5	9.94	3,638,118	9.90

	18,720,661		$3.28	12,911,994	$3.75

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of February 27, 2004, the period allowable for the Lexecon employees to exercise their options lapsed and the options were forfeited. A summary of stock options outstanding as of February 27, 2004 is as follows:

	Options Outstanding			Options Exercisable

		Weighted-
	Number	Average		Number
	Outstanding at	Remaining	Weighted-	Exercisable at	Weighted-
	February 27,	Contractual	Average	February 27,	Average
Range of Exercise Prices	2004	Life (Years)	Exercise Price	2004	Exercise Price

$0.21 - $ 2.00	4,832,267	7.4	$1.39	3,377,580	$1.78

$2.01 - $ 6.00	—	—	—	—	—

$6.01 - $11.00	315,000	5.6	9.94	315,000	9.94

	5,147,267		$1.92	3,692,580	$2.47

Warrants

      There were warrants to purchase 1,000,000, 3,068,351 and 1,668,351 shares of Class A Common Stock outstanding at December 31, 2003, 2002 and 2001, respectively. In 2002, the Company issued warrants to purchase 1,000,000 shares of Class A Common Stock to a former landlord in partial settlement of a certain leased property obligation. These warrants have an exercise price of $0.20 and expire on December 31, 2004. The warrants include a put provision which allows the holder of the warrants to require the Company to repurchase the warrants at $0.65 per share. The put provision can be exercised between December 1, 2004 and December 31, 2004. During 2001 and 2002, the Company issued warrants to purchase 1,818,351 shares of Class A Common Stock to its senior lenders exercisable at prices of $0.60 and $0.86 per share. The warrants contained put rights at $0.3525 per share, however, these put rights were modified in 2003 to $0.12 per share and exercised by the senior lenders on November 28, 2003. The Company made a payment of $0.2 million to satisfy the put rights in full. Warrants to purchase 250,000 shares of Class A Common Stock issued to Knowledge Universe, Inc., as consideration for a guaranty provided in connection with the Company’s acquisition of Lexecon on December 31, 1998, with an exercise price of $8.00 share expired unexercised on December 31, 2003.

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Basic and Diluted Earnings Per Common Share

      The following table sets forth the reconciliation of the numerator and denominator of the net income (loss) per common share computation:

	Year ended December 31

	2003	2002	2001

	(dollar amounts in thousands, except
	per share data)

Numerator:

Loss from continuing operations	$(6,715)	$(4,478)	$(17,260)

Preferred dividends	(292)	(1,347)	(1,846)

Loss from continuing operations available to common stockholders	(7,007)	(5,825)	(19,106)

Income (loss) from discontinued operations	11,202	10,146	(100,263)

Net income (loss) applicable to common stockholders	$4,195	$4,321	$(119,369)

Denominator:

Weighted average common shares outstanding, basic and diluted	33,912	35,730	35,034

Net income (loss) per common share, basic and diluted

Loss from continuing operations	$(0.21)	$(0.16)	$(0.55)

Income (loss) from discontinued operations	0.33	0.28	(2.86)

Net income (loss) per common share, basic and diluted	$0.12	$0.12	$(3.41)

      In 2003 and 2002, the Company had 7,210,000 and 17,424,000 of common stock equivalents, consisting of stock options, warrants and convertible preferred stock, which were not included in the computation of earnings per share because they were antidilutive. At December 31, 2001, the Company had no common stock equivalents.

14.	Retirement Savings Plans

      The Company and certain of its subsidiaries sponsor retirement savings plans under the Internal Revenue Code for the benefit of all of their employees meeting certain minimum service requirements. Eligible employees may elect to contribute to the retirement plans subject to limitations established by the Internal Revenue Code. The trustees of the plans select investment opportunities from which participants may choose to contribute. Employer contributions are made at the discretion of the Company. Total employer contribution expense under the plans was $0.7 million, $0.7 million, and $1.2 million in 2003, 2002 and 2001, respectively.

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Special Charges

      The restructuring charges and their utilization during 2003 are summarized as follows (in thousands):

	Balance at		Utilized		Balance at
	December 31,	2003			December 31,
	2002	charge	Non-Cash	Cash	2003

Severance/employment termination	$—	$1,921	$1,136	$708	$77

Facilities	1,380	—	324	1,011	45

Operating lease obligations	84	—	—	33	51

	$1,464	$1,921	$1,460	$1,752	$173

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

      The remaining $0.2 million restructuring accrual is expected to be fully expended in the first half of 2004.

2002

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

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2001

      During 2001, the Company approved actions to re-align and re-size the Company’s cost structure as a result of softening market conditions and reduced demand for technological services. The Company recorded $4.6 million of special charges to provide primarily for the expected costs of exiting or reducing certain leased premises.

16.     Other Expense

      During 2003, the Company recorded a valuation allowance for the full amount of a note receivable. The total value of the loan and related allowance was $0.3 million each. In 2002 and 2001, the Company recorded an expense of $0.6 million and $5.0 million, respectively, to write down certain equity investments to fair value.

17.     Contingencies

      The Company is subject to certain asserted claims arising in the ordinary course of business. The Company intends to vigorously assert its rights and defend itself in any litigation that may arise from such claims. While the ultimate outcome of these matters could affect the results of operations of any one quarter or year when resolved in future periods, and while there can be no assurance with respect thereto, management believes that after final disposition, any financial impact to the Company would not be material to the Company’s financial position, results of operations or liquidity.

18.     Quarterly Information (unaudited)

	March 31	June 30	September 30	December 31

2003

Net revenues	$—	$—	$—	$—

Gross profit	—	—	—	—

Loss from continuing operations	(3,017)	(1,026)	(944)	(1,728)

Income (loss) from discontinued operations, net of income tax	(46)	(1,313)	(1,674)	14,235

Net income (loss)	(3,063)	(2,339)	(2,618)	12,507

Net income (loss) per common share, basic and diluted:

Continuing operations	$(0.09)	$(0.03)	$(0.03)	$(0.05)

Discontinued operations	0.00	(0.04)	(0.05)	0.42

Net income (loss) per common share, basic and diluted	$(0.09)	$(0.07)	$(0.08)	$0.37

2002

Net revenues	$—	$—	$—	$—

Gross profit	—	—	—	—

Income (loss) from continuing operations	(1,074)	17	(1,784)	(1,637)

Income from discontinued operations, net of income tax	2,802	2,343	3,320	1,681

Net income	1,728	2,360	1,536	44

Net income (loss) per common share, basic and diluted:

Continuing operations	$(0.04)	$0.00	$(0.06)	$(0.05)

Discontinued operations	0.08	0.05	0.09	0.05

Net income per common share, basic and diluted	$0.04	$0.05	$0.03	$0.00

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On November 28, 2003, the Company sold its economic consulting business, Lexecon Inc., to FTI. As a result of the Asset Sale, all activity related to the consulting business has been presented as discontinued operations for all periods presented. As a result, the previously reported results are restated to reflect the classification of the consulting business as discontinued operations.

      The first quarter of 2003 loss from continuing operations and net loss includes $1.9 million of charges in connection with the resignation of the Company’s former Chief Executive Officer The fourth quarter of 2003 loss from continuing operations and net income includes a $0.4 million charge to record a valuation allowance for a note receivable.

      The second quarter of 2002 includes a $0.7 million gain due to the net reversal of previously recorded restructuring reserves due to the favorable settlement of real estate rental obligations. In the third quarter of 2002, the Company recorded an expense of $0.6 million to write down certain equity investments to fair value.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

ITEM 9A.	Controls and Procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its President and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

      There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

      The information required by this Item is set forth in the section headed “Proposal 1— Election of Directors” in our definitive Proxy Statement for the Annual Meeting of Stockholders of the Company (the “Proxy Statement”) which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2003, and is incorporated in this report by reference.

      We have adopted a written code of business conduct and ethics that applies to all of our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer, controller and any person performing similar functions) and employees. We have filed a copy of this Code of Business Conduct and Ethics as Exhibit 14.1 to this Form 10-K. We have also made the Code of Business Conduct and Ethics publicly available on our website at http://www.nextera.com. If we make any amendments to grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller (or any person performing similar functions), we intend to disclose the nature of the amendment or waiver on our website. We may elect to disclose the amendment or waiver in a report on Form 8-K filed with the SEC.

ITEM 11.	Executive Compensation

      The information required by this Item is set forth in the section headed “Executive Compensation” in our definitive Proxy Statement and is incorporated in this report by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item is set forth in the section headed “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our definitive Proxy Statement and is incorporated in this report by reference.

ITEM 13.	Certain Relationships and Related Transactions

      The information required by this Item is set forth in the sections headed “Certain Relationships and Related Transactions” in our definitive Proxy Statement and is incorporated in this report by reference.

ITEM 14.	Principal Accountant Fees and Services

      The information required by this Item is set forth in the section headed “Principal Accountant Fees and Services” in our definitive Proxy Statement and is incorporated in this report by reference.

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

      2. All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

      3. Exhibits:

Exhibit
Number	Description

3.1(1)	Second Amended and Restated Certificate of Incorporation
3.2(2)	Amended and Restated Bylaws
4.1(3)	Form of Class A Common Stock Certificate
4.2(4)	Certificate of Designations, Preferences and Relative Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Cumulative Convertible Preferred Stock of Nextera
4.3(4)	Note Conversion Agreement by and between Knowledge Universe, Inc. dated as of December 14, 2000
4.4(5)	Letter Agreement between Knowledge Universe, Inc. and Nextera Enterprises, Inc. dated June 29, 2001.
4.5(18)	Letter Agreement between Knowledge Universe, Inc. and Nextera Enterprises, Inc. dated March 29, 2002
4.6(18)	Letter Agreement between Knowledge Universe, Inc. and Nextera Enterprises, Inc. dated June 14, 2002
4.7(20)	Amended and Restated Stock Purchase Warrant dated as of December 31, 2002 by and between Nextera Enterprises, Inc. and Fleet National Bank.
4.8(20)	Amended and Restated Stock Purchase Warrant dated as of December 31, 2002 by and between Nextera Enterprises, Inc. and Bank of America, N.A.
4.9(20)	Amended and Restated Stock Purchase Warrant dated as of December 31, 2002 by and between Nextera Enterprises, Inc. and Fleet National Bank.
4.10(20)	Amended and Restated Stock Purchase Warrant dated as of December 31, 2002 by and between Nextera Enterprises, Inc. and Bank of America, N.A.
10.1(6)*	Amended and Restated 1998 Equity Participation Plan
10.2(7)*	Nextera/ Lexecon Limited Purpose Stock Option Plan
10.3(8)	Stockholders Agreement dated as of August 31, 1998 by and among Nextera Enterprises, L.L.C., Nextera Enterprises, Inc. and the individuals and other parties listed on the Table of Stockholders attached thereto as Schedule A.
10.4(2)	First Amendment to Stockholders Agreement dated as of December 15, 1998 by and among Nextera Enterprises, L.L.C., Nextera Enterprises, Inc. and the individuals and other parties listed on the signature pages thereto.

Exhibit
Number	Description

10.5(8)	Contribution Agreement dated as of December 31, 1998 by and among Nextera Enterprises, Inc., Lexecon Inc. and the shareholders of Lexecon Inc. listed on the signature pages thereto.
10.6(2)	Letter agreement dated as of December 31, 1998 by and among Nextera Enterprises, Inc., Knowledge Universe, Inc. and the individuals listed on the signature page thereto.
10.7(8)	Warrant to Purchase Class A Common Stock of Nextera Enterprises, Inc. dated as of December 31, 1998 issued to Knowledge Universe, Inc.
10.8(9)	Amended and Restated Debenture of Nextera Enterprises, Inc. in the principal amount of $24,933,543.66 dated as of December 31, 1997.
10.9(10)	First Amendment to Amended and Restated Debenture of Nextera Enterprises, Inc. dated as of April 15, 1999.
10.10(16)	Debenture of Nextera Enterprises, Inc. in the principal amount of $10,000,000 dated as of December 15, 2000.
10.11(9)*	Agreement dated as of December 31, 1998 by and between Lexecon Inc. and Andrew M. Rosenfield.
10.12(9)*	Confidentiality and Proprietary Rights Agreement dated as of December 31, 1998 between Lexecon Inc. and Daniel R. Fischel.
10.13(9)*	Confidentiality and Proprietary Rights Agreement dated as of December 31, 1998 between Lexecon Inc. and Dennis W. Carlton.
10.14(11)	Third Amendment to Credit Agreement dated as of December 30, 1999 by and among Nextera Enterprises, Inc., BankBoston, N.A. and the entities listed on the signature pages thereto, dated December 31, 2000.
10.15(12)	Second Amendment to Credit Agreement dated as of December 30, 1999 by and among Nextera Enterprises, Inc., BankBoston, N.A. and the entities listed on the signature pages thereto, dated November 14, 2000.
10.16(13)	Credit Agreement dated as of December 30, 1999 by and among Nextera Enterprises, Inc., BankBoston, N.A. and the entities listed on the signature pages thereto.
10.17(13)	Guarantee and Security Agreement dated as of December 30, 1999 by and among Nextera Enterprises, Inc., BankBoston, N.A. and the entities listed on the signature pages thereto.
10.18(14)	Fourth Amendment to Credit Agreement dated as of December 30, 1999 by and among Nextera Enterprises, Inc., Fleet National Bank and the entities listed on the signature pages thereto, dated March 30, 2001.
10.19(14)	Limited Guaranty Agreement dated as of March 30, 2001 by Knowledge Universe Capital Co. LLC.
10.20(12)*	Employment Agreement dated October 24, 2000 between Nextera and Michael P. Muldowney.
10.21(12)*	Employment Agreement dated October 25, 2000 between Nextera and David Schneider.
10.22(16)*	Binding term sheet between Nextera Enterprises, Inc., David M. Schneider, Vincent C. Perro and Michael P. Muldowney entered into in October 2001 regarding certain management incentive arrangements.
10.23(16)*	Termination Agreement, Waiver and General Release between Nextera Enterprises, Inc., Sibson & Company LLC and Vincent C. Perro dated January 29, 2002.
10.24(15)	Asset Purchase Agreement dated as of January 30, 2002 by and among The Segal Group, Inc., a Delaware corporation, and Nextera Enterprises, Inc. and Sibson & Company, LLC, a Delaware limited liability company
10.25(17)	Amended and Restated Credit Agreement dated as of March 29, 2002 by and among Nextera Enterprises, Inc., its subsidiaries, Bank of America, N.A. and Fleet National Bank.
10.26(17)	Amended and Restated Guaranty and Security Agreement dated as of March 29, 2002 by and between Nextera Enterprises, Inc. and Fleet National Bank.
10.27(17)	Amended and Restated Limited Guaranty Agreement dated as of March 29, 2002 by and between Nextera Enterprises, Inc. and Fleet National Bank.
10.28(17)	Amendment to Amended and Restated Limited Guaranty Agreement, dated as of March 29, 2002 by and between Knowledge Universe Capital Co. LLC and Fleet National Bank.

Exhibit
Number	Description

10.29(17)	Amended and Restated Stock Purchase Warrant dated as of March 29, 2002 by and between Nextera Enterprises, Inc. and Fleet National Bank.
10.30(17)	Amended and Restated Stock Purchase Warrant dated as of March 29, 2002 by and between Nextera Enterprises, Inc. and Bank of America, N.A.
10.31(17)	Stock Purchase Warrant dated as of March 29, 2002 by and between Nextera Enterprises, Inc. and Fleet National Bank.
10.32(17)	Stock Purchase Warrant dated as of March 29, 2002 by and between Nextera Enterprises, Inc. and Bank of America, N.A.
10.33(19)	Funding Agreement dated as of September 27, 2002 among Nextera Enterprises, Inc., Fleet National Bank, Bank of America, N.A. and Knowledge Enterprises, Inc.
10.34(19)	Exchange Debenture of Nextera Enterprises, Inc. in the principal amount of $21,292,550.00 dated as of July 23, 2002.
10.35(19)	Guarantee and Security Agreement dated as of July 23, 2002 among Nextera Enterprises, Inc., Knowledge Universe, Inc. and the entities listed on the signature pages thereto.
10.36(19)	Subordination Agreement dated as of July 23, 2002 among Nextera Enterprises, Inc., Knowledge Universe, Inc. and Knowledge Universe Capital Co., LLC.
10.37(20)	Second Amended and Restated Credit Agreement dated as of December 31, 2002 by and among Nextera Enterprises, Inc., Bank of America, N.A., Fleet National Bank and the entities listed on the signature pages thereto.
10.38(20)	Junior Credit Participation Agreement dated as of December 31, 2002, by and among Fleet National Bank, Bank of America, N.A., Knowledge Universe, Inc. and Nextera Enterprises, Inc.
10.39(20)	Second Amended and Restated Subordination Agreement by and among Nextera Enterprises, Inc., Knowledge Universe Capital Co. LLC, Knowledge Universe, Inc. and Fleet National Bank, as Agent.
10.40(20)	Second Amendment to Debenture of Nextera Enterprises, Inc. in the original principal amount of $10,000,000 dated as of December 15, 2000.
10.41(20)	Second Amendment to Amended and Restated Debenture of Nextera Enterprises, Inc. in the original principal amount of $24,970,000 dated as of January 5, 1998.
10.42(20)	First Amendment to Exchange Debenture of Nextera Enterprises, Inc. in the original principal amount of $21,292,550 dated as of July 23, 2002.
10.43(20)*	Agreement among Nextera Enterprises, Inc., Lexecon, Inc. and Dennis W. Carlton dated as of December 31, 2002.
10.44(20)*	Agreement among Nextera Enterprises, Inc., Lexecon, Inc. and Daniel R. Fischel dated as of December 31, 2002.
10.45(20)	Second Amended and Restated Revolving Note executed by Nextera Enterprises, Inc. in favor of Fleet National Bank dated as of December 31, 2002.
10.46(20)	Second Amended and Restated Revolving Note executed by Nextera Enterprises, Inc. in favor of Bank of America, N.A. dated as of December 31, 2002.
10.47(20)	Second Amended and Restated Term Note executed by Nextera Enterprises, Inc. in favor of Fleet National Bank dated as of December 31, 2002.
10.48(20)	Second Amended and Restated Term Note executed by Nextera Enterprises, Inc. in favor of Bank of America, N.A. dated as of December 31, 2002.
10.49(20)	Second Amended and Restated Guarantee and Security Agreement executed by Nextera Enterprises, Inc. and the entities listed on the signature pages thereto in favor of Fleet National Bank dated as of December 31, 2002.
10.50(20)	Second Amended and Restated Limited Guaranty Agreement by Knowledge Universe Capital Co. LLC, in favor of Fleet National Bank and Bank of America, N.A. dated as of December 31, 2002.
10.51(21)*	Letter dated January 9, 2003 between David Schneider and Nextera Enterprises, Inc.
10.52(22)*	Letter dated as of February 1, 2003 between Richard V. Sandler and Nextera Enterprises, Inc.

Exhibit
Number	Description

10.53(23)*	Amendment to Agreement among Nextera Enterprise, Inc. Lexecon Inc., and Daniel R. Fischel dated as of April 24, 2003.
10.54(23)*	Amendment to Agreement among Nextera Enterprise, Inc. Lexecon Inc., and Dennis W. Carlton dated as of April 18, 2003.
10.55(24)	Second Amended and Restated Stock Purchase Warrant dated as of July 17, 2003 by and between Nextera Enterprises, Inc. and Fleet National Bank.
10.56(24)	Second Amended and Restated Stock Purchase Warrant dated as of July 17, 2003 by and between Nextera Enterprises, Inc. and Fleet National Bank.
10.56(24)	Second Amended and Restated Stock Purchase Warrant dated as of July 17, 2003 by and between Nextera Enterprises, Inc. and Fleet National Bank.
10.57(24)	Second Amended and Restated Stock Purchase Warrant dated as of July 17, 2003 by and between Nextera Enterprises, Inc. and Fleet National Bank.
10.58(24)	Second Amendment to Second Amended and Restated Credit Agreement dated July 17, 2003 by and among Fleet National Bank, Bank of America, N.A., Knowledge Universe, Inc. and Nextera Enterprises, Inc.
10.59(24)	Amended and Restated Junior Credit Participation Agreement dated July 17, 2003 by and among Fleet National Bank, Bank of America, N.A., Knowledge Universe, Inc. and Nextera Enterprises, Inc.
10.60(25)	Asset Purchase Agreement, dated September 25, 2003, by and among Nextera Enterprises, Inc., Lexecon Inc., CE Acquisition Corp., ERG Acquisition Corp., FTI Consulting, Inc. and LI Acquisition Company, LLC.
10.61(25)	Voting Agreement, dated September 25, 2003, by and among LI Acquisition Company, LLC, FTI Consulting, Inc., Knowledge Universe, Inc. and Nextera Enterprises Holdings, Inc.
10.62(26)*	Employment Agreement dated March 3, 2004 between Nextera and Michael J. Dolan.
14.1(26)	Nextera Enterprises, Inc. Code of Business Conduct and Ethics.
21.1(26)	List of Subsidiaries
23.1(26)	Consent of Independent Auditors
31(26)	Rule 13a-14(a)/15(d)-14(a) Certification
32(26)	Section 1350 Certification

(1)	Filed as an exhibit to Nextera’s Registration Statement on Form S-8 dated November 17, 2000, and incorporated herein by reference.

(2)	Filed as an exhibit to Nextera’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-63789) dated January 21, 1999, and incorporated herein by reference.

(3)	Filed as an exhibit to Nextera’s Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-63789) dated May 17, 1999, and incorporated herein by reference.

(4)	Filed as an exhibit to Nextera’s Form 8-K filed on December 15, 2000, and incorporated herein by reference.

(5)	Filed as an exhibit to Nextera’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

(6)	Filed as an appendix to Nextera’s definitive proxy statement for its annual meeting of stockholders held on July 12, 2001, filed on June 20, 2001, and incorporated herein by reference.

(7)	Filed as an exhibit to Nextera’s Amendment No. 6 to Registration Statement on Form S-1 (File No. 333-63789) dated May 6, 1999, and incorporated herein by reference.

(8)	Filed as an exhibit to Nextera’s Registration Statement on Form S-1 (File No. 333-63789) dated September 18, 1998, and incorporated herein by reference.

(9)	Filed as an exhibit to Nextera’s Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-63789) dated February 24, 1999, and incorporated herein by reference.

(10)	Filed as an exhibit to Nextera’s Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-63789) dated April 16, 1999, and incorporated herein by reference.

(11)	Filed as an exhibit to Nextera’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(12)	Filed as an exhibit to Nextera’s Quarterly Report on Form 10-Q/ A for the quarter ended September 30, 2000 and incorporated herein by reference.

(13)	Filed as an exhibit to Nextera’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(14)	Filed as an exhibit to Nextera’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(16)	Filed as an exhibit to Nextera’s Form 8-K filed on February 15, 2002 and incorporated herein by reference.

(17)	Filed as an exhibit to Nextera’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.

(18)	Filed as an exhibit to Nextera’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(19)	Filed as an exhibit to Nextera’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

(20)	Filed as an exhibit to Nextera’s Form 8-K filed on January 3, 2003 and incorporated herein by reference.

(21)	Filed as an exhibit to Nextera’s Form 8-K filed on February 6, 2003 and incorporated herein by reference.

(22)	Filed as an exhibit to Nextera’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(23)	Filed as an exhibit to Nextera’s Quarterly Report on Form 10-Q for the quarter March 31, 2003 and incorporated herein by reference.

(24)	Filed as an exhibit to Nextera’s Form 8-K filed on July 17, 2003 and incorporated herein by reference.

(25)	Filed as an exhibit to Nextera’s Form 8-K filed on September 26, 2003 and incorporated herein by reference.

(26)	Filed herewith.

*	Indicates a management plan or compensatory plan or arrangement.

(b)	Reports on Form 8-K

1.	A Current Report on Form 8-K filed on October 30, 2003 regarding a press release issued with financial information for the three and nine months ended September 30, 2003.

2.	A Current Report on Form 8-K filed on December 12, 2003 regarding Nextera Enterprises, Inc. and related disposition of substantially all of the assets and certain liabilities of Lexecon Inc, ERG Acquisition Corp., and CE Acquisition Corp., to LI Acquisition Company, LLC, a wholly-owned subsidiary of FTI Consulting, Inc.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTERA ENTERPRISES, INC.

By:	/s/ MICHAEL P. MULDOWNEY

Michael P. Muldowney
President and Chief Financial Officer

March 24, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL P. MULDOWNEY Michael P. Muldowney	President and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)	March 24, 2004

/s/ MICHAEL J. DOLAN Michael J. Dolan	Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 24, 2004

/s/ RICHARD V. SANDLER Richard V. Sandler	Chairman of the Board of Directors	March 24, 2004

/s/ STEVE FINK Steve Fink	Director	March 24, 2004

/s/ RALPH FINERMAN Ralph Finerman	Director	March 24, 2004

/s/ KEITH D. GRINSTEIN Keith D. Grinstein	Director	March 24, 2004

/s/ ALAN B. LEVINE Alan B. Levine	Director	March 24, 2004

/s/ STANLEY E. MARON Stanley E. Maron	Director	March 24, 2004

/s/ KARL SUSSMAN Karl Sussman	Director	March 24, 2004