Form 10-Q
period 2004-03-31
NEXTERA ENTERPRISES INC
filed 2004-05-13
CIK 1070534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 0-25995

NEXTERA ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4700410 (I.R.S. Employer Identification Number)

One Exeter Plaza
699 Boylston Street,
Boston, Massachusetts 02116
(Address of principal executive office, including zip code)

(617) 262-0055
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

Yes ☐ No ☒

     As of April 30, 2004 there were 30,025,441 shares of $0.001 par value Class A Common Stock outstanding and 3,844,200 shares of $0.001 par value Class B Common Stock outstanding.

NEXTERA ENTERPRISES, INC.
Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2004

PART I — - FINANCIAL INFORMATION

Item 1. Financial Statements

Nextera Enterprises, Inc.

Condensed Consolidated Balance Sheets

(Dollar amounts in thousands, except per share data)

	March 31,	December 31,
	2004	2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,546	$20,124
Accounts receivable, net of allowance for doubtful accounts of $63 and $250 at March 31, 2004 and December 31, 2003, respectively	–	528
Prepaid expenses and other current assets	2,030	2,389

Total current assets	20,576	23,041
Property and equipment, net	24	7
Other assets	72	18

Total assets	$20,672	$23,066

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,538	$3,035
Accrued taxes	129	1,347
Accrued restructuring costs, current portion	–	173
Current portion of long-term debt	185	185

Total current liabilities	2,852	4,740
Long-term debt	543	543
Other long-term liabilities	400	400
Commitments and contingencies	–	–
Stockholders’ equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 600,000 authorized shares designated Series A, 43,284 and 42,554 Series A issued and outstanding at March 31, 2004 and December 31, 2003, respectively	4,328	4,255
Class A Common Stock, $0.001 par value, 95,000,000 shares authorized, 30,025,441 shares issued and outstanding at March 31, 2004 and December 31, 2003	30	30
Class B Common Stock, $0.001 par value, 4,300,000 shares authorized, 3,844,200 shares issued and outstanding at March 31, 2004 and December 31, 2003	4	4
Additional paid-in capital	161,682	161,755
Retained earnings (accumulated deficit)	(149,165)	(148,445)
Accumulated other comprehensive loss	(2)	(216)

Total stockholders’ equity	16,877	17,383

Total liabilities and stockholders’ equity	$20,672	$23,066

See Notes to Condensed Consolidated Financial Statements

Nextera Enterprises, Inc.

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share amounts; unaudited)

	Three Months Ended
	March 31
	2004	2003
Net revenues	$–	$–
Cost of revenues	–	–

Gross profit	–	–
Selling, general and administrative expenses	760	1,056
Special charges	–	1,921

Operating loss	(760)	(2,977)
Interest Income, net	40	–

Loss from continuing operations before income taxes	(720)	(2,977)
Provision for income taxes	–	40

Loss from continuing operations	(720)	(3,017)
Loss from discontinued operations	–	(46)

Net loss	(720)	(3,063)
Preferred stock dividends	(73)	(74)

Net loss applicable to common stockholders	$(793)	$(3,137)

Net loss per common share, basic and diluted
Continuing operations	$(0.02)	$(0.09)
Discontinued operations	–	–

Net loss per common share, basic and diluted	$(0.02)	$(0.09)

Weighted average common shares outstanding, basic and diluted	33,870	34,038

See Notes to Condensed Consolidated Financial Statements

Nextera Enterprises, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollar amounts in thousands; unaudited)

	Three Months Ended March 31
	2004	2003
Operating activities
Net loss	$(720)	$(3,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	2,227
Provision for doubtful accounts	–	631
Non-cash compensation charges	–	1,134
Non-cash interest Paid in Kind	–	1,180
Change in operating assets and liabilities:
Accounts receivable	528	(4,425)
Prepaid expenses and other assets	305	(5,050)
Accounts payable and accrued expenses	(1,501)	(1,651)
Restructuring costs	(173)	582
Other	–	16

Net cash used in operating activities	(1,559)	(8,419)
Investing activities
Purchase of property and equipment	(19)	(33)
Changes in restricted cash	–	2,650

Net cash provided by (used in) investing activities	(19)	2,617
Financing activities
Borrowings under Senior Credit Facility	–	5,000
Repayments of long-term debt and capital lease obligations	–	(164)

Net cash provided by financing activities	–	4,836
Effects of exchange rates on cash and cash equivalents	–	(9)

Net decrease in cash and cash equivalents	(1,578)	(975)
Cash and cash equivalents at beginning of period	20,124	1,606

Cash and cash equivalents at end of period	$18,546	$631

See Notes to Condensed Consolidated Financial Statements

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Nextera Enterprises, Inc. (“Nextera” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The balance sheet as of December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These financial statements should be read in conjunction with the financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 26, 2004.

On November 28, 2003, Nextera Enterprises, Inc. sold substantially all of the assets Lexecon and its subsidiaries used in their economic consulting business (“Asset Sale”) to FTI Consulting, Inc. and LI Acquisition Company, LLC, a wholly owned subsidiary of FTI (collectively “FTI”). As of March 31, 2004 and December 31, 2003, Nextera had no business operations.

The Asset Sale is reflected in the accompanying financial statements in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, the results of operations for the three-months ended March 31, 2003 have been reflected as discontinued operations.

Knowledge Universe, LLC controls a majority of the voting power of our equity securities through its ownership of our Class A Common Stock, Class B Common Stock and Series A Cumulative Preferred Stock.

Note 2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Reclassification

Certain reclassifications were made to the 2003 financial statements in order that they may be consistent with the 2004 presentation.

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

The Company accounts for equity instruments issued to non-employees in exchange for goods or services using the fair value method. Accordingly, warrants issued to creditors have been recorded at their fair value on the date of grant.

If the Company had adopted the optional recognition provisions of SFAS 123 for its stock option plans, net loss and net loss per common share would have been changed to the pro forma amounts indicated below:

	Three months ended March 31
	2004	2003
	(Amounts in thousands, except per
	share data)
Net loss as reported	$(720)	$(3,063)
Compensation expense under SFAS 123	(294)	(403)

Pro forma net loss	$(1,014)	$(3,466)

Net loss per common share, basic and diluted:
As reported	$(0.02)	$(0.09)

Pro forma	$(0.03)	$(0.10)

The weighted average fair value of options granted during 2004 and 2003 was $0.38 and $0.36, respectively, at the date of the grants. As recommended by SFAS No. 123, the fair values of options were estimated using the Black-Scholes option pricing model assuming expected volatility of 121% and 120% in 2004 and 2003, respectively, a risk free interest rate of 3.75% and 4.70% in 2004 and 2003, respectively, and an expected life of 6 years in 2004 and 2003.

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 3. Discontinued Operations

On November 28, 2003, Nextera sold substantially all of the assets Lexecon and its subsidiaries used in their economic consulting business to FTI. Accordingly, all consulting operations of the Company have been recorded as discontinued operations in the accompanying financial statements.

FTI paid cash in the amount of $129.2 million, plus additional consideration, including the assumption of certain operating liabilities, in exchange for the Lexecon assets. Included within Prepaid expense and other current assets is $1.5 million of the sale proceeds which was placed in escrow pending a final review of the adequacy of the allowance for doubtful accounts receivable acquired by FTI. The review period has been extended to May 31, 2004 by mutual agreement between the parties. The funds held in escrow were included as part of the gain on sale recognized in the fourth quarter of 2003.

Revenues from discontinued operations for the three-months ended March 31, 2003 were $18.8 million and the pre-tax loss was less than $0.1 million. Included within three months ended March 31, 2003 discontinued operations was interest expense of $2.0 million. Interest expense was allocated to discontinued operations as the debt related to the interest expense was repaid, as required, as part of the Asset Sale.

Note 4. Income (Loss) per Share

Basic net income (loss) per share (“Basic EPS”) is computed by dividing income from continuing operations and net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (“Diluted EPS”) is the same as the basic loss per share for the three-month periods ended March 31, 2004 and 2003 because the computation of diluted income (loss) per share would have an anti-dilutive effect on loss per share.

Basic and diluted loss per share were calculated as follows:

	2004	2003
Loss from continuing operations	$(720)	$(3,017)
Preferred stock dividends	(73)	(74)

Loss from continuing operations applicable to common stockholders	$(793)	$(3,091)
Loss from discontinued operations	–	(46)

Net loss applicable to common stockholders	$(793)	$(3,137)

Weighted average common shares outstanding—basic and diluted	33,870	34,038

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	2004	2003
Basic and diluted net loss per common share
Loss from continuing operations	$(0.02)	$(0.09)
Loss from discontinued operations	–	–

Net loss per common share, basic and diluted	$(0.02)	$(0.09)

Note 5. Special Charges

     Accrued restructuring charges and their utilization for the periods presented are summarized as follows (in thousands):

		Utilized
	Balance at			Balance at
	December 31, 2003	Non-Cash	Cash	March 31, 2004
Severance	$77	$—	$77	$—
Facilities	45	—	45	—
Operating lease obligations	51	—	51	—

	$173	$—	$173	$—

			Utilized
	Balance at
	December 31,	Q1 2003			Balance at
	2002	charge	Non-Cash	Cash	March 31, 2003
Severance	$—	$785	$—	$125	$660
Facilities	1,380	—	—	45	1,335
Operating lease obligations	84	—	—	33	51

	$1,464	$785	$—	$203	$2,046

In connection with the resignation of the Company’s former Chief Executive Officer, David Schneider, in the first quarter of 2003, the Company incurred a $1.9 million charge. Approximately $0.8 million of the charge related to salary continuance until February 2004 and approximately $1.1 million related to a non-cash charge for fully vested options, with an exercise price of $2.00 per share, which was previously being expensed over the anticipated service period. In accordance with the original employment agreement, Mr. Schneider was to be granted a bonus, if and only if the above mentioned options vested and became exercisable, equal to the exercise price of the options at the time of the exercise of the options. The portion of the option exercise price bonus not expensed at the time of the resignation of Mr. Schneider was required to be expensed immediately and recorded in equity due to the accelerated vesting of the options which occurred as a result of the resignation

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 6. Income Taxes

No federal tax benefit was recorded for the three months ended March 31, 2004 and 2003 due to the Company’s uncertainty associated with utilizing its net operating losses. The Company did record de minimis state tax expense for the three month period ended March 31, 2003.

Note 7. Comprehensive Income

Comprehensive income combines net income (loss) and “other comprehensive items” which represent certain amounts, substantially foreign currency translation adjustments, that are reported as components of stockholder’s equity in the accompanying balance sheet. During the first quarter of 2004 and 2003, comprehensive loss was $0.5 million and $3.1 million, respectively. Accumulated other comprehensive income at March 31, 2004 consisted solely of unrealized investment losses. In March 2003, accumulated other comprehensive loss consisted substantially of foreign currency translation adjustments.

Note 8. Commitments and Contingencies

The Company, from time to time, is subject to certain asserted claims arising in the ordinary course of business. The Company intends to vigorously assert its rights and defend itself in any litigation that may arise from such claims. While the ultimate outcome of these matters could affect the results of operations of any one quarter or year when resolved in future periods, and while there can be no assurance with respect thereto, management believes that after final disposition, any financial impact to the Company would not be material to the Company’s financial position and results of operations or liquidity.

As mentioned in Note 3, $1.5 million of the Asset Sale proceeds is being held in escrow by a third party pending the final review of the adequacy of the allowance for doubtful accounts related to the accounts receivables acquired by FTI. The date to finalize this determination has been extended from March 27, 2004 until May 31, 2004. The Company believes that the escrow amount is fairly recorded on the balance sheet, however, actual results may vary materially pending the final outcome.

In accordance with the Asset Purchase Agreement, Nextera agreed to indemnify FTI for a number of matters including the breach of its representations, warranties and covenants contained in the Asset Purchase Agreement. These representations, warranties and covenants related to organization, corporate, financial statement, business, operational, tax, legal, insurance, intellectual property, title to assets, employee, labor, leases, environmental, record keeping, contracts, permits, licenses, authorizations, solvency, cooperation and other matters. A breach or inaccuracy of any of these representations, warranties and covenants could lead to an indemnification claim by FTI against the Company. Any such indemnification claims could require the Company to pay substantial sums and incur related costs and expenses and have a material adverse effect on our liquidity, financial condition, future prospects and ability to acquire a new operating business.

In connection with the Asset Sale, the Company continues to be a guarantor on certain leased property through August 2007, the lease expiration date. The annual lease obligation is approximately $0.8 million. Under the lease assignment agreement with the assignee, the Company, as guarantor, would have recourse for any damages incurred due to any default by the assignee.

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2004 AND THREE MONTHS ENDED MARCH 31, 2003

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 28.0%, or $0.3 million, to $0.8 million for the three months ended March 31, 2004 from $1.1 million for the three months ended March 31, 2003. The decrease in selling, general and administrative expenses from the first quarter of 2003 was primarily attributed to the following components: a decrease of $0.2 million in promotion expenses due to the termination of the Company’s investor relations firm and public relations firm along with cost savings associated with the production of the Annual Report; and the $0.1 million decrease in compensation expense attributed to the resignation of the Company’s former Chief Executive Officer in February 2003. The Company anticipates that selling, general, and administrative expenses will approximate $0.7 million per quarter under the Company’s current structure. If the Company acquires a business during 2004, it is expected that the selling, general, and administrative expenses will materially exceed the $0.7 million per quarter.

Special Charges. In connection with the resignation of the Company’s former Chief Executive Officer, David Schneider, in the first quarter of 2003, the Company incurred a $1.9 million charge. Approximately $0.8 million of the charge related to salary continuance until February 2004 and approximately $1.1 million related to a non-cash charge for fully vested options, with an exercise price of $2.00 per share, which was previously being expensed over the anticipated service period. In accordance with the original employment agreement, Mr. Schneider was to be granted a bonus, if and only if the above mentioned options vested and became exercisable, equal to the exercise price of the options at the time of the exercise of the options. The portion of the option exercise price bonus not expensed at the time of the resignation of Mr. Schneider was required to be expensed immediately and recorded in equity due to the accelerated vesting of the options which occurred as a result of the resignation.

Interest Income, Net. Interest Income, net was $0.04 million for the three months ended March 31, 2004. Interest expense in the first quarter of 2003 was included within discontinued operations as the debt related to the interest expense was repaid, as required, as part of the Asset Sale.

Income taxes. No federal tax benefit was recorded for the three months ended March 31, 2004 and 2003 due to the Company’s uncertainty associated with utilizing its net operating losses. The Company did record de minimis state tax expense in the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated working capital was $17.7 million on March 31, 2004, compared with working capital of $18.3 million on December 31, 2003. Included in working capital were cash and cash equivalents of $18.5 million and $20.1 million on March 31, 2004 and December 31, 2003, respectively.

Net cash used in operating activities was $1.6 million for the three months ended March 31, 2004. The primary components of net cash used in operating activities was a net loss of $0.7 million; a decrease in accounts payable of $1.5 million due primarily to the payment of $1.2 million related to Company’s 2003 federal tax liability; and the payment of $0.2 million of restructuring obligations related to the final salary continuation payment to the Company’s former Chief Executive Officer, David Schneider, and the final settlement of a lease obligation. Offsetting the cash used in operating activities was the collection of approximately $0.5 million of accounts receivable and the collection of approximately $0.3 million of cash which had been acting as collateral for a letter of credit which was subsequently terminated.

Net cash provided by investing activities was not material for the three-months ended March 31, 2004. The Company anticipates that its capital expenditures for 2004 will be immaterial, unless it acquires business operations. In such case, capital expenditures may be materially increased.

Net cash used in financing activities was not material for the three-months ended March 31, 2004

The Company’s primary source of liquidity is cash on hand. The Company believes that its current cash on hand is sufficient to meet all expenditures over the next twelve months. The Company is in the process of identifying opportunities to acquire one or more operating businesses and expects that it will use a combination of cash on hand, third party debt, and the Company’s equity securities to acquire any such on-going businesses or operations. We believe that additional liquidity sources, if necessary, could be obtained by borrowing funds from a third party or raising equity through a public or private transaction.

Critical Accounting Policies

Our Condensed Consolidated Financial Statements have been prepared with accounting principles generally accepted in the United States of America. Preparation of these financial statements requires management to make judgments and estimates. Some accounting policies have significant impact on amounts reported in these financial statements. A summary of significant accounting polices and a description of accounting policies that are considered critical may be found in our 2003 Annual Report on Form 10-K, filed on March 26, 2004, in the Notes to the Consolidated Financial Statements, Note 2 and the Critical Accounting Policies Section.

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

As of March 31, 2004, we had approximately $19.8 million of deferred tax assets related principally to domestic net operating loss carryforwards that expire in 2022, for which a 100% valuation allowance has been recorded. The utilization of this asset in the future is dependent upon our having U.S. federal taxable income. Currently, we have no business operations and are unable to generate U.S. federal taxable income to utilize the net operating loss carryforwards. We will likely need to acquire an operating business in order to generate such taxable income. Even if we are able to acquire an operating business, there can be no assurance that we will be able to generate taxable income in the future. Furthermore, the likelihood of an annual limitation on our ability to utilize the net operating loss carryforward to offset future U.S. federal taxable income is increased by (1) the issuance of common stock, certain convertible preferred stock, options, warrants, or other securities exercisable for common stock, (2) changes in the equity ownership occurring in the last three years and (3) potential future changes in the equity ownership. The amount of an annual limitation can vary significantly based on factors existing at the date of an ownership change. A substantial portion of the net operating loss was used to offset our federal tax liability, other than alternative minimum tax, generated by the Asset Sale. If the net operating loss carryforward were to be determined to be subject to annual limitations prior to its utilization to offset the taxable gain from the Asset Sale, our federal tax liability and the net operating loss could be materially different and our financial position could be adversely affected. Such limitations could have a material adverse impact on our financial condition, results of operations and cash flows.

We will likely liquidate if we are unable to acquire a new business by December 2004.

We are in the process of identifying new business acquisition opportunities for Nextera in order to maximize the use of our assets and balance sheet. We do not intend to continue our corporate existence beyond December 2004 without having tangible business operations. If we cannot successfully acquire such new business operations before December 2004, then it is likely that we will commence a process to liquidate Nextera at that time. If we liquidate, no assurance can be given as to the amount or timing of when funds will be available to distribute to our stockholders, whether from the proceeds of the Asset Sale or elsewhere.

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

Knowledge Universe, LLC owns 8,810,000 shares of Class A Common Stock, 3,844,200 shares of Class B Common Stock, and 43,284 shares of our Series A Preferred Stock, which combined represents approximately 71.6% of the voting power of our outstanding common and preferred stock. The Class A Common Stock entitles its holders to one vote per share, and the Class B Common Stock entitles its holders to ten votes per share, on all matters submitted to a vote of our stockholders, including the election of the members of the Board of Directors. Holders of Series A Preferred Stock are entitled to 145 votes per share, which equals the number of whole shares of Class A Common Stock into which one share of Series A Preferred Stock is convertible. Accordingly, Knowledge Universe, LLC will be able to determine the disposition of all matters submitted to a vote of our stockholders, including mergers, transactions involving a change in control and other corporate transactions and the terms thereof. In addition, Knowledge Universe, LLC will be able to elect all of our directors. This control by Knowledge Universe, LLC could materially adversely affect the market price of the Class A Common Stock or delay or prevent a change in control of our company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are not currently exposed to changes in interest rates because we do not have any borrowings.

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

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31	Rule 13a-14(a)/15(d)-14(a) Certification

32	Section 1350 Certification

     (b) Reports on Form 8-K

1.	A Current Report on Form 8-K filed on February 19, 2004 regarding a press release issued with financial information for the fourth quarter and year ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTERA ENTERPRISES, INC. (Registrant)

Date: May 13, 2004	By: /s/ Michael P. Muldowney Michael P. Muldowney President and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Date: May 13, 2004	By: /s/ Michael J. Dolan Michael J. Dolan Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)