Form 10-Q
period 2004-06-30
NEXTERA ENTERPRISES INC
filed 2004-08-16
CIK 1070534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes [  ] No [X]

     As of July 31, 2004 there were 30,025,441 shares of $0.001 par value Class A Common Stock outstanding and 3,844,200 shares of $0.001 par value Class B Common Stock outstanding.

NEXTERA ENTERPRISES, INC.
Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2004

PART I — - FINANCIAL INFORMATION

Item 1. Financial Statements

Nextera Enterprises, Inc.

Condensed Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	June 30,	December 31,
	2004	2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,642	$20,124
Accounts receivable, net of allowance for doubtful accounts of $250 at December 31, 2003	—	528
Prepaid expenses and other current assets	1,347	2,389

Total current assets	18,989	23,041
Property and equipment, net	41	7
Other assets	117	18

Total assets	$19,147	$23,066

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,665	$3,035
Accrued taxes	130	1,347
Accrued restructuring costs, current portion	—	173
Current portion of long-term debt	185	185

Total current liabilities	1,980	4,740
Long-term debt	543	543
Other long-term liabilities	400	400
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 600,000 authorized shares designated Series A, 44,060 and 42,554 Series A issued and outstanding at June 30, 2004 and December 31, 2003, respectively	4,406	4,255
Class A Common Stock, $0.001 par value, 95,000,000 shares authorized, 30,025,441 shares issued and outstanding at June 30, 2004 and December 31, 2003	30	30
Class B Common Stock, $0.001 par value, 4,300,000 shares authorized, 3,844,200 shares issued and outstanding at June 30, 2004 and December 31, 2003	4	4
Additional paid-in capital	161,607	161,755
Retained earnings (accumulated deficit)	(149,813)	(148,445)
Accumulated other comprehensive loss	(10)	(216)

Total stockholders’ equity	16,224	17,383

Total liabilities and stockholders’ equity	$19,147	$23,066

See Notes to Condensed Consolidated Financial Statements

Nextera Enterprises, Inc.

Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share amounts; unaudited)

	Three Months Ended
	June 30
	2004	2003
Net revenues	$—	$—
Cost of revenues	—	—

Gross profit	—	—
Selling, general and administrative expenses	691	1,026

Operating loss	(691)	(1,026)
Interest Income, net	43	—

Loss from continuing operations before income taxes	(648)	(1,026)
Provision for income taxes	—	—

Loss from continuing operations	(648)	(1,026)
Loss from discontinued operations	—	(1,313)

Net loss	(648)	(2,339)
Preferred stock dividends	(78)	(70)

Net loss applicable to common stockholders	$(726)	$(2,409)

Net loss per common share, basic and diluted
Continuing operations	$(0.02)	$(0.03)
Discontinued operations	—	(0.04)

Net loss per common share, basic and diluted	$(0.02)	$(0.07)

Weighted average common shares outstanding, basic and diluted	33,870	33,870

See Notes to Condensed Consolidated Financial Statements

Nextera Enterprises, Inc.

Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share amounts; unaudited)

	Six Months Ended
	June 30
	2004	2003
Net revenues	$—	$—
Cost of revenues	—	—

Gross profit	—	—
Selling, general and administrative expenses	1,451	2,122
Special charges	—	1,921

Operating loss	(1,451)	(4,043)
Interest Income, net	83	—

Loss from continuing operations before income taxes	(1,368)	(4,043)
Provision for income taxes	—	—

Loss from continuing operations	(1,368)	(4,043)
Loss from discontinued operations	—	(1,359)

Net loss	(1,368)	(5,402)
Preferred stock dividends	(151)	(144)

Net loss applicable to common stockholders	$(1,519)	$(5,546)

Net loss per common share, basic and diluted
Continuing operations	$(0.04)	$(0.12)
Discontinued operations	—	(0.04)

Net loss per common share, basic and diluted	$(0.04)	$(0.16)

Weighted average common shares outstanding, basic and diluted	33,870	33,954

See Notes to Condensed Consolidated Financial Statements

Nextera Enterprises, Inc.

Condensed Consolidated Statements of Cash Flows
(Dollar amounts in thousands; unaudited)

	Six Months Ended June 30
	2004	2003
Operating activities
Net loss	$(1,368)	$(5,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6	4,491
Provision for doubtful accounts	—	591
Non-cash compensation charges	3	1,134
Non-cash interest Paid in Kind	—	2,518
Other	—	48
Change in operating assets and liabilities:
Accounts receivable	528	(1,992)
Prepaid expenses and other assets	943	(5,114)
Accounts payable and accrued expenses	(2,381)	(865)
Restructuring costs	(173)	(158)
Other	—	74

Net cash used in operating activities	(2,442)	(4,675)
Investing activities
Purchase of property and equipment	(40)	(444)
Changes in restricted cash	—	2,081

Net cash provided by (used in) investing activities	(40)	1,637
Financing activities
Borrowings under Senior Credit Facility	—	3,180
Repayments of long-term debt and capital lease obligations	—	(311)

Net cash provided by financing activities	—	2,869
Effects of exchange rates on cash and cash equivalents	—	(9)

Net decrease in cash and cash equivalents	(2,482)	(178)
Cash and cash equivalents at beginning of period	20,124	1,606

Cash and cash equivalents at end of period	$17,642	$1,428

See Notes to Condensed Consolidated Financial Statements

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Nextera Enterprises, Inc. (“Nextera” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

On November 28, 2003, Nextera Enterprises, Inc. sold substantially all of the assets Lexecon and its subsidiaries used in their economic consulting business (“Asset Sale”) to FTI Consulting, Inc. and LI Acquisition Company, LLC, a wholly owned subsidiary of FTI (collectively “FTI”). As of June 30, 2004 and December 31, 2003, Nextera had no business operations.

The Asset Sale is reflected in the accompanying financial statements in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, the results of operations of the economic consulting business for the three and six-months ended June 30, 2003 have been reflected as discontinued operations.

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

Stock-Based Compensation and Other Equity Instruments

As allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation” (“SFAS 123”) the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

If the Company had adopted the optional recognition provisions of SFAS 123 for its stock option plans, net loss and net loss per common share would have been changed to the pro forma amounts indicated below:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
	(Amounts in thousands, except per share data)
Net loss as reported	$(648)	$(2,339)	$(1,368)	$(5,402)
Compensation expense under SFAS 123	(279)	(960)	(572)	(1,367)

Pro forma net loss	$(927)	$(3,299)	$(1,940)	$(6,769)

Net loss per common share, basic and diluted:
As reported	$(0.02)	$(0.07)	$(0.04)	$(0.16)

Pro forma	$(0.03)	$(0.10)	$(0.06)	$(0.20)

The weighted average fair value of options granted during 2004 and 2003 was $0.38 and $0.26, respectively, at the date of the grants. As recommended by SFAS No. 123, the fair values of options were estimated using the Black-Scholes option pricing model assuming expected volatility of 121% and 120% in 2004 and 2003, respectively, a risk free interest rate of 3.75% and 4.70% in 2004 and 2003, respectively, and an expected life of 6 years in 2004 and 2003.

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

FTI paid cash in the amount of $129.2 million, plus additional consideration, including the assumption of certain operating liabilities, in exchange for the Lexecon assets. Included within Prepaid expense and other current assets is $1.1 million of the sale proceeds which was placed in escrow pending a final review of the adequacy of the allowance for doubtful accounts receivable acquired by FTI. The review period has been extended by mutual agreement between the parties. The funds held in escrow were included as part of the gain on sale recognized in the fourth quarter of 2003.

Revenues from discontinued operations for the three and six-month periods ended June 30, 2003 were $16.8 and $35.6 million and the pre-tax loss was $1.3 million and $1.4 million, respectively. Included within the three and six-month periods ended June 30, 2003 discontinued operations was interest expense of $2.1 million and $4.1 million, respectively. Interest expense was allocated to discontinued operations as the debt related to the interest expense was repaid, as required, as part of the Asset Sale.

Note 4. Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share (“Basic EPS”) is computed by dividing income (loss) from continuing operations applicable to common stockholders and net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (“Diluted EPS”) is the same as the basic loss per share for the three and six-month periods ended June 30, 2004 and 2003 as the computation of diluted income (loss) per share would have an anti-dilutive effect on loss per share.

Basic and diluted loss per share were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(dollar amounts in thousands, except per share data)
Loss from continuing operations	$(648)	$(1,026)	$(1,368)	$(4,043)
Preferred stock dividends	(78)	(70)	(151)	(144)

Loss from continuing operations applicable to common stockholders	$(726)	$(1,096)	$(1,519)	$(4,187)
Loss from discontinued operations	—	(1,313)	—	(1,359)

Net loss applicable to common stockholders	$(726)	$(2,409)	$(1,519)	$(5,546)

Weighted average common shares outstanding—basic and diluted	33,870	33,870	33,870	33,954

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic and diluted net loss per common share
Loss from continuing operations	$(0.02)	$(0.03)	$(0.04)	$(0.12)
Loss from discontinued operations	—	(0.04)	—	(0.04)

Net loss per common share, basic and diluted	$(0.02)	$(0.07)	$(0.04)	$(0.16)

Note 5. Special Charges

Accrued restructuring charges and their utilization for the periods presented are summarized as follows (in thousands):

		Utilized
	Balance at			Balance at June 30,
	December 31, 2003	Non-Cash	Cash	2004
Severance	$77	$—	$77	$—
Facilities	45	—	45	—
Operating lease obligations	51	—	51	—

	$173	$—	$173	$—

			Utilized
	Balance at	Q1 2003			Balance at
	December 31, 2002	charge	Non-Cash	Cash	June 30, 2003
Severance	$—	$785	$—	$334	$451
Facilities	1,380	—	324	576	480
Operating lease obligations	84	—	—	33	51

	$1,464	$785	$324	$943	$982

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

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

options. The portion of the option exercise price bonus not expensed at the time of the resignation of Mr. Schneider was required to be expensed immediately and recorded in equity due to the accelerated vesting of the options which occurred as a result of the resignation.

Note 6. Income Taxes

No federal tax benefit was recorded for the three and six-month periods ended June 30, 2004 and 2003 due to the Company’s uncertainty associated with utilizing its net operating losses.

Note 7. Comprehensive Income

Comprehensive income combines net income (loss) and “other comprehensive items” which represent certain amounts that are reported as components of stockholder’s equity in the accompanying balance sheet. During the second quarter of 2004 and 2003, comprehensive loss was $0.7 million and $2.3 million, respectively. For the six months ended June 30, 2004 and 2003, comprehensive loss was $1.2 million and $5.4 million, respectively. Accumulated other comprehensive loss at June 30, 2004 consisted solely of unrealized investment losses.

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

As mentioned in Note 3, as of June 30, 2004, $1.1 million of the Asset Sale proceeds is being held in escrow by a third party pending the final review of the adequacy of the allowance for doubtful accounts related to the accounts receivables acquired by FTI. The date to finalize this determination has been extended to allow for additional time for certain receivables to be collected. The Company believes that the escrow amount is fairly recorded on the balance sheet, however, actual results may vary materially pending the final outcome.

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2004 AND THREE MONTHS ENDED JUNE 30, 2003

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 32.7%, or $0.3 million, to $0.7 million for the three months ended June 30, 2004 from $1.0 million for the three months ended June 30, 2003. The decrease in selling, general and administrative expenses from the second quarter of 2003 was primarily attributed to the following components: a decrease of $0.1 million in promotion expenses due to the termination of the Company’s investor relations firm and public relations firm along with cost savings associated with the production of the Annual Report; a $0.1 million decrease in insurance expense; and a $0.1 million decrease in facilities and compensation expense associated with a reduced overhead structure. The Company anticipates that selling, general, and administrative expenses will approximate $0.7 million per quarter under the Company’s current structure. If the Company acquires a business during 2004, it is expected that the selling, general, and administrative expenses will materially exceed the $0.7 million per quarter.

     Interest Income, Net. Interest Income, net was $0.04 million for the three months ended June 30, 2004. Interest expense in the second quarter of 2003 was included within discontinued operations as the debt related to the interest expense was repaid, as required, as part of the Asset Sale.

     Income taxes. No federal tax benefit was recorded for the three months ended June 30, 2004 and 2003 due to the Company’s uncertainty associated with utilizing its net operating losses.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2004 AND THREE MONTHS ENDED JUNE 30, 2003

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 31.6%, or $0.6 million, to $1.5 million for the six months ended June 30, 2004 from $2.1 million for the six months ended June 30, 2003. The decrease in selling, general and administrative expenses from the first six-months of 2003 was primarily attributed to the following components: a decrease of $0.3 million in promotion expenses due to the termination of the Company’s investor relations firm and public relations firm along with cost savings associated with the production of the Annual Report; a $0.1 million decrease in compensation expense primarily attributed to the resignation of the Company’s former Chief Executive Officer in February 2003; and a $0.1 million decrease in insurance expense. The Company anticipates that selling, general, and administrative expenses will approximate $0.7 million per quarter under the Company’s current structure. If the Company acquires a business during 2004, it is expected that the selling, general, and administrative expenses will materially exceed the $0.7 million per quarter.

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

     Interest Income, Net. Interest Income, net was $0.08 million for the six months ended June 30, 2004. Interest expense in the first six months of 2003 was included within discontinued operations as the debt related to the interest expense was repaid, as required, as part of the Asset Sale.

     Income taxes. No federal tax benefit was recorded for the six months ended June 30, 2004 and 2003 due to the Company’s uncertainty associated with utilizing its net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated working capital was $17.0 million on June 30, 2004, compared with working capital of $18.3 million on December 31, 2003. Included in working capital were cash and cash equivalents of $17.6 million and $20.1 million on June 30, 2004 and December 31, 2003, respectively.

Net cash used in operating activities was $2.4 million for the six months ended June 30, 2004. The primary components of net cash used in operating activities was a net loss of $1.4 million; a decrease in accounts payable of $2.4 million due primarily to the payment of $1.2 million related to Company’s 2003 federal tax liability along with a $0.7 million profit sharing plan contribution; and the payment of $0.2 million of restructuring obligations related to the final salary continuation payment to the Company’s former Chief Executive Officer, David Schneider, and the final settlement of a lease obligation. Partially offsetting the cash used in operating activities was the collection of approximately $0.5 million of accounts receivable; the collection of approximately $0.4 million of the Asset Sale proceeds that were held in escrow; and the collection of approximately $0.3 million of cash which had been acting as collateral for a letter of credit which was subsequently terminated.

Net cash provided by investing activities was not material for the six-months ended June 30, 2004. The Company anticipates that its capital expenditures for 2004 will be immaterial, unless it acquires business operations. In such case, capital expenditures may be materially increased.

Net cash used in financing activities was not material for the six-months ended June 30, 2004.

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

Critical Accounting Policies

Our Condensed Consolidated Financial Statements have been prepared with accounting principles generally accepted in the United States of America. Preparation of these financial statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting polices and a description of accounting policies that are considered critical may be found in our 2003 Annual Report on Form 10-K, filed on March 26, 2004, in the Notes to the Consolidated Financial Statements, Note 2 and the Critical Accounting Policies Section.

Factors That May Affect Our Future Performance

You should carefully consider the following risk factors in your evaluation of our company. If any of the following risks actually occur it could materially harm our business and impair the price of our stock.

We will likely liquidate if we are unable to acquire a new business by December 2004.

We are in the process of identifying new business acquisition opportunities for Nextera in order to maximize the use of our assets and balance sheet. We do not intend to continue our corporate existence beyond December 2004 without having tangible business operations. If we cannot successfully acquire such new business operations before December 2004, then it is likely that we will commence a process to liquidate Nextera. If we liquidate, no assurance can be given as to the amount or timing of when funds will be available to distribute to our stockholders, whether from the proceeds of the Asset Sale or elsewhere.

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

As of June 30, 2004, we had approximately $45.0 million of net operating loss carryforwards that expire in 2022, for which a 100% valuation allowance has been recorded. The utilization of this net operating loss carryforward in the future is dependent upon our having U.S. federal taxable income. Currently, we have no business operations and are unable to generate U.S. federal taxable income to utilize the net operating loss carryforwards. We will likely need to acquire an operating business in order to generate such taxable income. Even if we are able to acquire an operating business, there can be no assurance that we will be able to generate taxable income in the future. Furthermore, the likelihood of an annual limitation on our ability to utilize the net operating loss carryforward to offset future U.S. federal taxable income is increased by (1) the issuance of common stock, certain convertible preferred stock, options, warrants, or other securities exercisable for common stock, (2) changes in the equity ownership occurring in the last three years and (3) potential future changes in the equity ownership. The amount of an annual limitation can vary significantly based on factors existing at the date of an ownership change. A substantial portion of the net operating loss was used to offset our federal tax liability, other than alternative minimum tax, generated by the Asset Sale. If the net operating loss carryforward were to be determined to be subject to annual limitations prior to its utilization to offset the taxable gain from the Asset Sale, our federal tax liability and the net operating loss could be materially different and our financial position could be adversely affected. Such limitations could have a material adverse impact on our financial condition, results of operations and cash flows.

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

Knowledge Universe, LLC controls 71.7% of the voting power of our stock and can control all matters submitted to our stockholders and its interests may be different from yours.

Knowledge Universe, LLC owns 8,810,000 shares of Class A Common Stock, 3,844,200 shares of Class B Common Stock, and 44,060 shares of our Series A Preferred Stock, which combined represents approximately 71.7% of the voting power of our outstanding common and preferred stock. The Class A Common Stock entitles its holders to one vote per share, and the Class B Common Stock entitles its holders to ten votes per share, on all matters submitted to a vote of our stockholders, including the election of the members of the Board of Directors. Holders of Series A Preferred Stock are entitled to 145 votes per share, which equals the number of whole shares of Class A Common Stock into which one share of Series A Preferred Stock is convertible. Accordingly, Knowledge Universe, LLC will be able to determine the disposition of all matters submitted to a vote of our stockholders, including mergers, transactions involving a change in control and other corporate transactions and the terms thereof. In addition, Knowledge Universe, LLC will be able to elect all of our directors. This control by Knowledge Universe, LLC could materially adversely affect the market price of the Class A Common Stock or delay or prevent a change in control of our company.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On May 24, 2004, an annual meeting of the stockholders of Nextera was held in Boston, Massachusetts. At the meeting, each director that was a member of the Board of Directors immediately prior to the Annual Meeting was re-elected. The matters voted upon and the votes cast at the annual meeting were as follows:

Election of Directors	Votes For	Votes Withheld
Ralph Finerman	70,816,342	589,561
Steven B. Fink	70,815,952	589,951
Keith D. Grinstein	71,226,511	179,392
Alan B. Levine	71,225,011	180,892
Stanley E. Maron	70,807,719	598,184
Richard V. Sandler	70,796,819	609,084
Karl L. Sussman	71,217,711	188,192

				Broker
		Votes		Non-
Other Matters Voted Upon	For	Against	Abstentions	Votes
2. Ratification of the selection of Ernst & Young LLP as the independent auditors for the fiscal year ending December 31, 2004.	71,152,521	206,692	46,690	—

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31	Rule 13a-14(a)/15(d)-14(a) Certification

32	Section 1350 Certification

(b) Reports on Form 8-K

1.	A Current Report on Form 8-K filed on April 30, 2004 regarding a press release issued with financial information for the first quarter ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTERA ENTERPRISES, INC.
(Registrant)

Date: August 16, 2004	By: /s/ Michael P. Muldowney

Michael P. Muldowney
President and Chief Financial Officer
(Principal Executive Officer and Principal
Financial Officer)

Date: August 16, 2004	By: /s/ Michael J. Dolan

Michael J. Dolan
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)