Form 10-Q
period 2004-09-30
NEXTERA ENTERPRISES INC
filed 2004-11-05
CIK 1070534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes [  ] No [X]

     As of October 31, 2004 there were 30,025,441 shares of $.001 par value Class A Common Stock outstanding and 3,844,200 shares of $.001 par value Class B Common Stock outstanding.

NEXTERA ENTERPRISES, INC.
Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2004

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Nextera Enterprises, Inc.

Condensed Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	September 30,	December 31,
	2004	2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,533	$20,124
Accounts receivable, net of allowance for doubtful accounts of $250 at December 31, 2003	—	528
Prepaid expenses and other current assets	911	2,389

Total current assets	18,444	23,041
Property and equipment, net	36	7
Other assets	61	18

Total assets	$18,541	$23,066

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,796	$3,035
Accrued taxes	—	1,347
Accrued restructuring costs, current portion	—	173
Current portion of long-term debt and capital lease obligations	258	185

Total current liabilities	2,054	4,740
Long-term debt and capital lease obligations	470	543
Other long-term liabilities	400	400
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 600,000 authorized shares designated Series A, 44,842 and 42,554 Series A issued and outstanding at September 30, 2004 and December 31, 2003, respectively	4,484	4,255
Class A Common Stock, $0.001 par value, 95,000,000 shares authorized, 30,025,441 shares issued and outstanding at September 30, 2004 and December 31, 2003	30	30
Class B Common Stock, $0.001 par value, 4,300,000 shares authorized, 3,844,200 shares issued and outstanding at September 30, 2004 and December 31, 2003	4	4
Additional paid-in capital	161,530	161,755
Accumulated deficit	(150,431)	(148,445)
Accumulated other comprehensive loss	—	(216)

Total stockholders’ equity	15,617	17,383

Total liabilities and stockholders’ equity	$18,541	$23,066

See Notes to Condensed Consolidated Financial Statements

Nextera Enterprises, Inc.

Condensed Consolidated Statements of Operations
(Dollar amounts in thousands, except per share amounts; unaudited)

	Three Months Ended
	September 30
	2004	2003
Net revenues	$—	$—
Cost of revenues	—	—

Gross profit	—	—
Selling, general and administrative expenses	662	903

Operating loss	(662)	(903)
Interest income, net	44	—

Loss from continuing operations before income taxes	(618)	(903)
Provision for income taxes	—	41

Loss from continuing operations	(618)	(944)
Loss from discontinued operations	—	(1,674)

Net loss	(618)	(2,618)
Preferred stock dividends	(78)	(76)

Net loss applicable to common stockholders	$(696)	$(2,694)

Net loss per common share, basic and diluted
From continuing operations	$(0.02)	$(0.03)
Discontinued operations	—	(0.05)

Net loss per common share, basic and diluted	$(0.02)	$(0.08)

Weighted average common shares outstanding, basic and diluted	33,870	33,870

See Notes to Condensed Consolidated Financial Statements

Nextera Enterprises, Inc.

Condensed Consolidated Statements of Operations
(Dollar amounts in thousands, except per share amounts; unaudited)

	Nine Months Ended September 30
	2004	2003
Net revenues	$—	$—
Cost of revenues	—	—

Gross profit	—	—
Selling, general and administrative expenses	2,113	2,964
Special charges	—	1,921

Operating loss	(2,113)	(4,885)
Interest income, net	127	—

Loss from continuing operations before income taxes	(1,986)	(4,885)
Provision for income taxes	—	102

Loss from continuing operations	(1,986)	(4,987)
Loss from discontinued operations	—	(3,033)

Net loss	(1,986)	(8,020)
Preferred stock dividends	(229)	(220)

Net loss applicable to common stockholders	$(2,215)	$(8,240)

Net loss per common share, basic and diluted
From continuing operations	$(0.07)	$(0.15)
Discontinued operations	—	(0.09)

Net loss per common share, basic and diluted	$(0.07)	$(0.24)

Weighted average common shares outstanding, basic and diluted	33,870	33,926

See Notes to Condensed Consolidated Financial Statements

Nextera Enterprises, Inc.

Condensed Consolidated Statements of Cash Flows
(Dollar amounts in thousands; unaudited)

	Nine Months Ended September 30
	2004	2003
Operating activities
Net loss	$(1,986)	$(8,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11	7,225
Provision for doubtful accounts	—	1,105
Non-cash interest paid in kind	—	3,831
Non-cash compensation charges	—	1,134
Non-cash, other	4	48
Change in operating assets and liabilities:
Accounts receivable	528	(2,137)
Prepaid expenses and other assets	607	(10,116)
Accounts payable and accrued expenses	(2,370)	1,485
Restructuring costs	(173)	(632)
Other	—	158

Net cash used in operating activities	(3,379)	(5,919)
Investing activities
Purchase of property and equipment	(40)	(531)
Proceeds from sale of business	828	—
Changes in restricted cash	—	2,437

Net cash provided by investing activities	788	1,906
Financing activities
Borrowings under Senior Credit Facility	—	3,719
Repayments of long-term debt and capital lease obligations	—	(420)

Net cash used in financing activities	—	(3,299)
Effects of exchange rates on cash and cash equivalents	—	(1)

Net decrease in cash and cash equivalents	(2,591)	(715)
Cash and cash equivalents at beginning of period	20,124	1,606

Cash and cash equivalents at end of period	$17,533	$891

See Notes to Condensed Consolidated Financial Statements

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Nextera Enterprises, Inc. (“Nextera” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The balance sheet as of December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

These financial statements should be read in conjunction with the financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained herein and in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 26, 2004.

On November 28, 2003, Nextera Enterprises, Inc. sold substantially all of the assets Lexecon and its subsidiaries used in their economic consulting business (“Asset Sale”) to FTI Consulting, Inc. and LI Acquisition Company, LLC, a wholly owned subsidiary of FTI (collectively “FTI”). As of September 30, 2004 and December 31, 2003, Nextera had no business operations.

The Asset Sale is reflected in the accompanying financial statements in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, the results of operations of the economic consulting business for the three and nine-months ended September 30, 2003 have been reflected as discontinued operations.

Krest LLC (formerly Knowledge Universe, LLC) controls a majority of the voting power of our equity securities through its ownership of our Class A Common Stock, Class B Common Stock and Series A Cumulative Preferred Stock.

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

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

If the Company had adopted the optional recognition provisions of SFAS 123 for its stock option plans, net loss and net loss per common share would have been changed to the pro forma amounts indicated below:

	Three months ended		Nine months ended
	September 30		September 30
	2004	2003	2004	2003
	(Amounts in thousands, except per share data)
Net loss as reported	$(618)	$(2,618)	$(1,986)	$(8,020)
Compensation expense under SFAS 123	(278)	(647)	(850)	(2,014)

Pro forma net loss	$(896)	$(3,265)	$(2,836)	$(10,034)

Net loss per common share, basic and diluted:
As reported	$(0.02)	$(0.08)	$(0.07)	$(0.24)

Pro forma	$(0.03)	$(0.10)	$(0.09)	$(0.30)

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

FTI paid cash in the amount of $129.2 million, plus additional consideration, including the assumption of certain operating liabilities, in exchange for the Lexecon assets. Included within Prepaid expense and other current assets at September 30, 2004 is $0.7 million of the sale proceeds, before provisions, which was placed in escrow pending a final review of the adequacy of the allowance for doubtful accounts receivable acquired by FTI. The original escrow amount was $1.5 million, however, $0.8 million has been collected during 2004. The review period has been extended by mutual agreement between the parties. The funds held in escrow, net of provisions, were included as part of the gain on sale recognized in the fourth quarter of 2003.

Revenues from discontinued operations for the three and nine-month periods ended September 30, 2003 were $15.9 and $51.5 million and the pre-tax loss was $1.7 million and $3.0 million, respectively. Included within the three and nine-month periods ended September 30, 2003 discontinued operations was interest expense of $2.1 million and $6.2 million, respectively. Interest expense was allocated to discontinued operations as the debt related to the interest expense was repaid, as required, as part of the Asset Sale.

Note 4. Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share (“Basic EPS”) is computed by dividing income (loss) from continuing operations applicable to common stockholders and net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (“Diluted EPS”) is the same as the basic loss per share for the three and nine-month periods ended September 30, 2004 and 2003 as the computation of diluted income (loss) per share would have an anti-dilutive effect on loss per share.

Basic and diluted loss per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(dollar amounts in thousands, except per share data)
Loss from continuing operations	$(618)	$(944)	$(1,986)	$(4,987)
Preferred stock dividends	(78)	(76)	(229)	(220)

Loss from continuing operations applicable to common stockholders	$(696)	$(1,020)	$(2,215)	$(5,207)
Loss from discontinued operations	—	(1,674)	—	(3,033)

Net loss applicable to common stockholders	$(696)	$(2,694)	$(2,215)	$(8,240)

Weighted average common shares outstanding—basic and diluted	33,870	33,870	33,870	33,926

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic and diluted net loss per common share
Loss from continuing operations	$(0.02)	$(0.03)	$(0.07)	$(0.15)
Loss from discontinued operations	—	(0.05)	—	(0.09)

Net loss per common share, basic and diluted	$(0.02)	$(0.08)	$(0.07)	$(0.24)

Note 5. Special Charges

Accrued restructuring charges and their utilization for the periods presented are summarized as follows (in thousands):

		Utilized		Balance at
	Balance at			September 30,
	December 31, 2003	Non-Cash	Cash	2004
Severance	$77	$—	$77	$—
Facilities	45	—	45	—
Operating lease obligations	51	—	51	—

	$173	$—	$173	$—

	Balance at		Utilized		Balance at
	December 31,	Q1 2003			September 30,
	2002	charge	Non-Cash	Cash	2003
Severance	$—	$785	$—	$522	$203
Facilities	1,380	—	324	862	194
Operating lease obligations	84	—	—	33	51

	$1,464	$785	$324	$1,417	$508

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

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

the time of the exercise of the options. The portion of the option exercise price bonus not expensed at the time of the resignation of Mr. Schneider was required to be expensed immediately and recorded in equity due to the accelerated vesting of the options which occurred as a result of the resignation.

Note 6. Income Taxes

No federal tax benefit was recorded for the three and nine-month periods ended September 30, 2004 and 2003 due to the Company’s uncertainty associated with utilizing its net operating losses. The Company did record de minimis state tax expense in 2003.

Note 7. Comprehensive Income

Comprehensive income combines net income (loss) and “other comprehensive items” which represent certain amounts that are reported as components of stockholder’s equity in the accompanying balance sheet. During the third quarter of 2004 and 2003, comprehensive loss was $0.6 million and $2.6 million, respectively. For the nine months ended September 30, 2004 and 2003, comprehensive loss was $1.8 million and $8.0 million, respectively.

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

As mentioned in Note 3, as of September 30, 2004, $0.7 million of the Asset Sale proceeds is being held in escrow by a third party pending the final review of the adequacy of the allowance for doubtful accounts related to the accounts receivables acquired by FTI. The date to finalize this determination has been extended to allow for additional time for certain receivables to be collected. The Company believes that the escrow amount is fairly recorded on the balance sheet, however, actual results may vary pending the final outcome.

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

We are currently reviewing opportunities with the goal of maximizing our resources and increasing stockholder value. We believe that an increase in stockholder value could be best obtained through the acquisition of one or more on-going businesses or operations. To that end, we are actively engaged in the process of identifying acquisition candidates and conducting due diligence.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2004 AND THREE MONTHS ENDED SEPTEMBER 30, 2003

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 26.7%, or $0.2 million, to $0.7 million for the three months ended September 30, 2004 from $0.9 million for the three months ended September 30, 2003. The decrease in selling, general and administrative expenses from the third quarter of 2003 was primarily attributed to the following components: a decrease of $0.1 million in promotion expenses due to the termination of the Company’s investor relations firm and public relations firm along with cost savings associated with the production of the Annual Report and a $0.1 million decrease in insurance expense due to the Company’s lack of tangible business operations in 2004. The Company anticipates that selling, general, and administrative expenses will approximate $0.7 million per quarter under the Company’s current structure. If the Company acquires a business or incurs acquisition termination costs, it is expected that the selling, general, and administrative expenses will materially exceed the $0.7 million per quarter.

Interest Income, Net. Interest Income, net was $0.04 million for the three months ended September 30, 2004. Interest expense in the third quarter of 2003 was included within discontinued operations as the debt related to the interest expense was repaid, as required, as part of the Asset Sale.

Income taxes. No federal tax benefit was recorded for the three months ended September 30, 2004 and 2003 due to the Company’s uncertainty associated with utilizing its net operating losses. The Company did record de minimis state tax expense in 2003.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2004 AND NINE MONTHS ENDED SEPTEMBER 30, 2003

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 28.7%, or $0.9 million, to $2.1 million for the nine months ended September 30, 2004 from $3.0 million for the nine months ended September 30, 2003. The decrease in selling, general and administrative expenses from the first nine months of 2003 was primarily attributed to the following components: a decrease of $0.4 million in promotion expenses due to the termination of the Company’s investor relations firm and public relations firm along with cost savings associated with the production of the Annual Report; a $0.1 million decrease in compensation expense primarily attributed to the resignation of the Company’s former Chief Executive Officer in February 2003; and a $0.3 million decrease in insurance expense due to the Company’s lack of tangible business operations in 2004. The Company anticipates that selling, general, and administrative expenses will approximate $0.7 million per quarter under the Company’s current structure. If the Company acquires a business or incurs acquisition termination costs, it is expected that the selling, general, and administrative expenses will materially exceed the $0.7 million per quarter.

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

Interest Income, Net. Interest Income, net was $0.1 million for the nine months ended September 30, 2004. Interest expense in the first nine months of 2003 was included within discontinued operations as the debt related to the interest expense was repaid, as required, as part of the Asset Sale.

Income taxes. No federal tax benefit was recorded for the nine months ended September 30, 2004 and 2003 due to the Company’s uncertainty associated with utilizing its net operating losses. The Company did record de minimis state tax expense in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated working capital was $16.4 million on September 30, 2004, compared with working capital of $18.3 million on December 31, 2003. Included in working capital were cash and cash equivalents of $17.5 million and $20.1 million on September 30, 2004 and December 31, 2003, respectively.

Net cash used in operating activities was $3.4 million for the nine-months ended September 30, 2004. The primary components of net cash used in operating activities was a net loss of $2.0 million; a decrease in accounts payable of $2.4 million due primarily to the payment of $1.2 million related to Company’s 2003 federal tax liability along with a $0.7 million profit sharing plan contribution; and the payment of $0.2 million of restructuring obligations related to the final salary continuation payment to the Company’s former Chief Executive Officer, David Schneider, and the final settlement of a lease obligation. Partially offsetting the cash used in operating activities was the collection of approximately $0.7 million of accounts receivable; and the collection of approximately $0.3 million of cash which had been acting as collateral for a letter of credit which was subsequently terminated.

Net cash provided by investing activities was $0.8 million for the nine-months ended September 30, 2004 relating to the partial collection of the Asset Sale proceeds that were held in escrow The Company anticipates that its capital expenditures for 2004 will be immaterial, unless it acquires business operations. In such case, capital expenditures may be materially increased.

Net cash used in financing activities was not material for the nine-months ended September 30, 2004.

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

We will likely liquidate if we are unable to acquire a new business.

We are in the process of identifying new business acquisition candidates and conducting due diligence in order to maximize the use of our assets and balance sheet and have extended the acquisition review period into the first quarter of 2005. We do not intend to continue our corporate existence much beyond the first quarter of 2005 without having tangible business operations. If we cannot successfully acquire such new business operations by the end of the acquisition review process, then it is likely that we will commence a process to liquidate Nextera. If we liquidate, no assurance can be given as to the amount or timing of when funds will be available to distribute to our stockholders.

The Asset Purchase Agreement exposes us to contingent liabilities.

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

As of September 30, 2004, we had approximately $51.0 million of net operating loss carryforwards that expire in 2022, for which a 100% valuation allowance has been recorded. The utilization of this net operating loss carryforward in the future is dependent upon our having U.S. federal taxable income. Currently, we have no business operations and are unable to generate U.S. federal taxable income to utilize the net operating loss carryforwards. We will likely need to acquire an operating business in order to generate such taxable income. Even if we are able to acquire an operating business, there can be no assurance that we will be able to generate taxable income in the future. Furthermore, the likelihood of an annual limitation on our ability to utilize the net operating loss carryforward to offset future U.S. federal taxable income is increased by (1) the issuance of common stock, certain convertible preferred stock, options, warrants, or other securities exercisable for common stock, (2) changes in the equity ownership occurring in the last three years and (3) potential future changes in the equity ownership. The amount of an annual limitation can vary significantly based on factors existing at the date of an ownership change. A substantial portion of the net operating loss was used to offset our federal tax liability, other than alternative minimum tax, generated by the Asset Sale. If the net operating loss carryforward were to be determined to be subject to annual limitations prior to its utilization to offset the taxable gain from the Asset Sale, our federal tax liability and the net operating loss could be materially different and our financial position could be adversely affected. Such limitations could have a material adverse impact on our financial condition, results of operations and cash flows.

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

Krest, LLC (formerly Knowledge Universe, LLC) controls 71.7% of the voting power of our stock and can control all matters submitted to our stockholders and its interests may be different from yours.

Krest, LLC owns 8,810,000 shares of Class A Common Stock, 3,844,200 shares of Class B Common Stock, and 44,842 shares of our Series A Preferred Stock, which combined represents approximately 71.7% of the voting power of our outstanding common and preferred stock. The Class A Common Stock entitles its holders to one vote per share, and the Class B Common Stock entitles its holders to ten votes per share, on all matters submitted to a vote of our stockholders, including the election of the members of the Board of Directors. Holders of Series A Preferred Stock are entitled to 145 votes per share, which equals the number of whole shares of Class A Common Stock into which one share of Series A Preferred Stock is convertible. Accordingly, Krest, LLC will be able to determine the disposition of all matters submitted to a vote of our stockholders, including mergers, transactions involving a change in control and other corporate transactions and the terms thereof. In addition, Krest, LLC will be able to elect all of our directors. This control by Krest, LLC could materially adversely affect the market price of the Class A Common Stock or delay or prevent a change in control of our company.

Krest, LLC was formed by Lawrence J. Ellison, Michael R. Milken and Lowell J. Milken to build, through a combination of internal development and acquisitions, leading companies in a broad range of areas relating to career management, technology and education and the improvement of individual and corporate performance. Krest, LLC. may form, invest in or acquire other businesses which are involved in these and related areas, among others, which businesses may be operated under the direct or indirect control of Krest, LLC independently of us. Potential conflicts of interest between Krest, LLC and us may arise and may not be resolved in our favor. These potential conflicts of interest include competitive business activities, indemnity arrangements, registration rights, sales or distributions by Krest, LLC of our Class A, Class B Common Stock or Series A Preferred Stock and the exercise by Krest, LLC of its ability to control our management and affairs. This control and the potential conflicts of interest it creates could limit our future independence and harm our reputation.

We were formed in February 1997 by entities which were under the direct or indirect control of Lawrence J. Ellison, Michael R. Milken and Lowell J. Milken. After our formation, ownership of our common stock originally held by our founding entities was transferred to Krest, LLC. Lawrence J. Ellison, Michael R. Milken and Lowell J. Milken may each be deemed to have the power to control Krest, LLC. As a result, Lawrence J. Ellison, Michael R. Milken and Lowell J. Milken may each be deemed to have the power to direct the voting and disposition of, and to share beneficial ownership of, any shares of common stock owned by Krest, LLC.

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

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31	Rule 13a-14(a)/15(d)-14(a) Certification

32	Section 1350 Certification

(b) Reports on Form 8-K

1.	A Current Report on Form 8-K filed on August 16, 2004 regarding a press release issued with financial information for the second quarter ended June 30, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTERA ENTERPRISES, INC.
(Registrant)

Date: November 5, 2004	By: /s/ Michael P. Muldowney

Michael P. Muldowney
President and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Date: November 5, 2004	By: /s/ Michael J. Dolan

Michael J. Dolan
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)