Form 10-K
period 2004-12-31
NEXTERA ENTERPRISES INC
filed 2005-03-25
CIK 1070534

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
Commission file number 0-25995
NEXTERA ENTERPRISES, INC.
(Name of Registrant as Specified in its Charter)

Delaware	95-4700410
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

One Exeter Plaza, 699 Boylston Street, Boston, Massachusetts	02116 (Zip Code)
(Address of Principal Executive Offices)
(617) 262-0055
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:
None.
Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock, $0.001 par value
(Title of Class)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
      Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐     No ☑
      As of June 30, 2004, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant was approximately $10,535,221, based on the closing price of the Company’s Class A Common Stock on the Nasdaq SmallCap Market on June 30, 2004 of $0.50 per share.
      As of March 21, 2005, 30,025,441 shares of registrant’s Class A Common Stock, $0.001 par value, were outstanding and 3,844,200 shares of registrant’s Class B Common Stock, $0.001 par value, were outstanding.
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
Overview
      Nextera Enterprises, Inc. (Nextera or the Company) was formed in 1997 and focused on building a portfolio of consulting companies through multiple acquisitions. The Company formerly offered services in three practice areas: technology consulting, human capital consulting, and economic consulting. The technology consulting business was exited during the latter half of 2001 and the human capital consulting business was sold on January 30, 2002. On November 28, 2003, Nextera and its direct and indirect subsidiaries, Lexecon Inc., CE Acquisition Corp. and ERG Acquisition Corp., sold substantially all of the assets Lexecon and its subsidiaries used in their economic consulting business (Asset Sale) to FTI Consulting, Inc. and LI Acquisition Company, LLC, a wholly owned subsidiary of FTI Consulting, Inc. (collectively, FTI) in accordance with the terms of an asset purchase agreement dated September 25, 2003 (Asset Purchase Agreement).
      As a result of the Asset Sale, Nextera ceased to have business operations. All results from consulting operations have been classified as discontinued operations. The continuing operations in the financial statements consist of operating expenses incurred in operating the corporate entity. Selling, general and administrative expenses consist primarily of salaries and benefits of certain senior management and other administrative personnel, director fees, insurance, legal, professional, marketing, and promotional costs, and facility costs,. These expenses are associated with our efforts to identify and develop new business operations and with our management, finance, marketing and administrative activities.
      We are currently reviewing opportunities with the goal of maximizing our resources and increasing stockholder value. We believe that an increase in stockholder value could be best obtained through the acquisition of one or more on-going businesses or operations. To that end, we have engaged a financial advisor and are actively engaged in the process of identifying acquisition candidates and related activities.
Employees
      As of December 31, 2004, Nextera had four full-time employees and one part-time employee. None of our employees are represented by a union or subject to a collective bargaining agreement. We believe that our relations with our employees are good.
Factors That May Affect Our Future Performance
      You should carefully consider the following risk factors in your evaluation of our company. If any of the following risks actually occur, it could materially harm our business and impair the price of our stock.
                  We will likely liquidate if we are unable to acquire a new business.
      We are in the process of identifying new business acquisition candidates and related activities in order to maximize the use of our assets and balance sheet. If we are unable to acquire new business operations, we will commence a process to liquidate, however, no timeframe has been set for completion of our acquisition efforts. If we decide to liquidate, we expect to commence liquidation proceedings shortly thereafter. No assurance can be given as to the amount or timing of when funds will be available to distribute to our stockholders if we liquidate.

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

Our ability to utilize our net operating loss carryforwards may be limited or eliminated in its entirety.
      As of December 31, 2004, we had approximately $51.0 million of net operating loss carryforwards that begin to expire in 2022, for which a 100% valuation allowance has been recorded. The utilization of this net operating loss carryforward in the future is dependent upon our having U.S. federal taxable income. Currently, we have no business operations and are unable to generate U.S. federal taxable income to utilize the net operating loss carryforwards. We will need to acquire an operating business in order to generate such taxable income. Even if we are able to acquire an operating business, there can be no assurance that we will be able to generate taxable income in the future. Furthermore, the likelihood of an annual limitation on our ability to utilize the net operating loss carryforwards to offset future U.S. federal taxable income is increased by (1) the issuance of common stock, certain convertible preferred stock, options, warrants, or other securities exercisable for common stock, (2) changes in the equity ownership occurring in the last three years and (3) potential future changes in the equity ownership. The amount of an annual limitation can vary significantly based on factors existing at the date of an ownership change. A substantial portion of the net operating loss was used to offset our federal tax liability, other than alternative minimum tax, generated by the Asset Sale. If the net operating loss carryforwards were determined to be subject to annual limitations prior to its utilization to offset the taxable gain from the Asset Sale, our federal tax liability and the net operating loss carryforwards could be materially different and our financial position could be adversely affected. Such limitations could have a material adverse impact on our financial condition, results of operations and cash flows.

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

Krest, LLC (successor to Knowledge Universe LLC and Knowledge Universe, Inc.) controls 71.7% of the voting power of our stock and can control all matters submitted to our stockholders and its interests may be different from yours.
      Krest, LLC owns 8,810,000 shares of Class A Common Stock, 3,844,200 shares of Class B Common Stock, and 45,619 shares of our Series A Preferred Stock, which combined represents approximately 71.7% of the voting power of our outstanding common and preferred stock. The Class A Common Stock entitles its holders to one vote per share, and the Class B Common Stock entitles its holders to ten votes per share, on all matters submitted to a vote of our stockholders, including the election of the members of the Board of Directors. Holders of Series A Preferred Stock are entitled to 145 votes per share, which equals the number of whole shares of Class A Common Stock into which one share of Series A Preferred Stock is convertible. Accordingly, Krest, LLC will be able to determine the disposition of all matters submitted to a vote of our stockholders, including mergers, transactions involving a change in control and other corporate transactions and the terms thereof. In addition, Krest, LLC will be able to elect all of our directors. This control by Krest, LLC could materially adversely affect the market price of the Class A Common Stock or delay or prevent a change in control of our company.

      Krest, LLC was formed by Lawrence J. Ellison, Michael R. Milken and Lowell J. Milken to build, through a combination of internal development and acquisitions, leading companies in a broad range of areas relating to career management, technology and education and the improvement of individual and corporate performance. Krest, LLC may form, invest in or acquire other businesses which are involved in these and related areas, among others, which businesses may be operated under the direct or indirect control of Krest, LLC independently of us. Potential conflicts of interest between Krest, LLC and us may arise and may not be resolved in our favor. These potential conflicts of interest include competitive business activities, indemnity arrangements, registration rights, sales or distributions by Krest, LLC of our Class A Common Stock, Class B Common Stock or Series A Preferred Stock and the exercise by Krest, LLC of its ability to control our management and affairs. This control and the potential conflicts of interest it creates could adversely affect our future prospects and results of operations.
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
      Since our inception in February 1997, we have incurred, on an historical basis, net losses of $3.0 million and $17.2 million for the years ended December 31, 1997 and 1998, respectively, and net losses of $24.0 million, $117.5 million, and $2.3 million for the years ended December 31, 2000, 2001, and 2004, respectively.
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
      The market price for our common stock may also be affected by our ability to meet investors’ or securities analysts’ expectations. Any failure to meet these expectations, even slightly, may result in a decline in the market price of our common stock. Furthermore, because our common stock has limited volume, the stock price may be subject to extreme volatility based on a limited number of transactions. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management’s attention and resources.

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
      Our corporate headquarters is located in Boston, Massachusetts in a 3,000 square foot leased facility. We also have office space in Toronto, Canada, which we are subletting to third parties. We believe that our existing facilities are adequate to meet our current requirements and that suitable space will be available as needed on terms acceptable to us.

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
      Our Class A Common Stock, $0.001 par value per share, traded under the symbol “NXRA” on the Nasdaq SmallCap Market from June 3, 2002 until it was delisted on November 28, 2003. From November 29, 2003 to the present our Class A Common Stock was traded on the over-the-counter market pink sheets under the symbol “NXRA.PK”. The following table sets forth the high bid quotation and the low bid quotation, as quoted by the Pink Sheets LLC, in each of the four quarters of fiscal 2004. Such over-the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low

Calendar year — 2004
First Quarter	$0.63	$0.36
Second Quarter	$0.66	$0.47
Third Quarter	$0.51	$0.36
Fourth Quarter	$0.48	$0.34
      During the period from November 29, 2003 through December 31, 2003, the high bid quotation was $0.55 per share and the low bid quotation was $0.26 per share, as quoted by the Pink Sheets LLC.
      The following table sets forth the high and low sale prices for our Class A Common Stock as reported by the Nasdaq SmallCap Market in each of the four quarters of fiscal 2003 (through November 28).

	High	Low

Calendar year — 2003
First Quarter	$0.55	$0.14
Second Quarter	$0.47	$0.14
Third Quarter	$0.86	$0.19
Fourth Quarter (through November 28)	$0.53	$0.25
      As of February 28, 2005 there were 30,025,441 shares of Class A Common Stock outstanding held by approximately 234 holders of record (excluding stockholders for whom shares are held in a “nominee” or “street” name ) and 3,844,200 shares of Class B Common Stock outstanding held by one holder of record.
      We have never paid or declared any cash dividends on our Common Stock and do not intend to pay dividends on our Common Stock in the foreseeable future. We intend to retain any earnings for use in any potential acquisition and operation of a business.

ITEM 6.	Selected Financial Data
      The following tables contain selected consolidated financial data as of December 31 for each of the years 2000 through 2004 and for each of the years in the five-year period ended December 31, 2004. The selected consolidated financial data have been derived from our audited consolidated financial statements with the years 2000 through 2002 adjusted to reflect the presentation of the consulting business as discontinued operations.
      When you read this summary, it is important that you read along with it the financial statements and related notes in our annual and quarterly reports filed with the Securities and Exchange Commission, as well as the section of our annual and quarterly reports titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31,	December 31,	December 31,	December 31,	December 31,
	2004(1)(6)	2003(2)	2002(3)	2001(4)	2000(5)

	(dollar amounts in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$—	$—	$—	$—	$–
Gross profit	—	—	—	—	—
Loss from continuing operations	(2,874)	(6,715)	(4,478)	(17,260)	(18,759)
Income (loss) from discontinued operations	525	11,202	10,146	(100,263)	(5,213)
Net income (loss)	(2,349)	4,487	5,668	(117,523)	(23,972)
Net income (loss) per common share from continuing operations, basic and diluted	$(0.09)	$(0.21)	$(0.16)	$(0.55)	$(0.53)
Net income (loss) per common share from discontinued operations, basic and diluted	0.02	0.33	0.28	(2.86)	(0.16)
Net income (loss) per common share, basic and diluted	$(0.08)	$0.12	$0.12	$(3.41)	$(0.69)
Weighted average common shares outstanding, basic and diluted	33,870	33,912	35,730	35,034	35,121

(1)	The 2004 net loss and loss from continuing operations includes a $0.5 million charge for expenses paid to third parties incurred in connection with the evaluation of a potential business acquisition which was not pursued.

(2)	The 2003 results of continuing operations include an expense of approximately $1.9 million related to salary continuance costs and a non-cash compensation charge due to the acceleration of options, both related to our former Chief Executive Officer’s termination of employment.

(3)	The 2002 results of continuing operations include income of $0.7 million related to the reversal of restructuring reserves due to the favorable settlement of real estate obligations.

(4)	The 2001 results of continuing operations include an expense of approximately $4.5 million related to special charges primarily related to expected costs of exiting or reducing certain leased premises.

(5)	The 2000 results of continuing operations include an expense of approximately $1.9 million related primarily to provide for the expected costs of exiting or reducing certain leased premises along with certain termination and compensation charges. Additionally, the 2000 results of continuing operations include $5.0 million related to the write-down of certain equity investments to fair value.

(6)	Due to rounding differences, net income (loss) per share does not equal the sum of net income (loss) per common share from continuing operations and net income (loss) per common share from discontinued operations.

	December 31,	December 31,	December 31,	December 31,	December 31,
	2004	2003	2002	2001	2000

	(dollar amounts in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$16,713	$20,124	$1,606	$4,465	$4,322
Total assets	17,226	23,066	107,218	121,182	234,102
Total short-term debt and capital lease obligations	258	185	4,973	17,118	13,962
Total long-term debt and capital lease obligations	470	543	70,829	48,245	52,468
Total stockholders’ equity	15,255	17,383	11,907	25,499	141,977

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      As a result of the Asset Sale, Nextera ceased to have business operations. All results from consulting operations have been classified as discontinued operations. The continuing operations in the financial statements consist of operating expenses incurred in operating the corporate entity. Selling, general and administrative expenses consist primarily of salaries and benefits of certain senior management and other administrative personnel, director fees, insurance, legal, professional, marketing, and promotional costs, and facility costs,. These expenses are associated with our efforts to identify and develop new business operations and with our management, finance, marketing and administrative activities.
      We are currently reviewing opportunities with the goal of maximizing our resources and increasing stockholder value. We believe that an increase in stockholder value could be best obtained through the acquisition of one or more on-going businesses or operations. To that end, we have engaged a financial advisor and are actively engaged in the process of identifying acquisition candidates and related activities.
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
      The economic consulting business had revenues of $64.7 million (through the Asset Sale date) and $74.0 million in 2003 and 2002, respectively. Income from operations of the economic consulting business was $12.5 million (through the Asset Sale date) and $16.3 million in 2003 and 2002, respectively.
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

      The human capital consulting business had revenues of $1.9 million for the one month ended January 2002. Income (loss) from operations of the human capital consulting business was $(0.3) million for the one-month ended January 2002.
Series A Cumulative Convertible Preferred Stock
      On December 14, 2000, the Company entered into a Note Conversion Agreement with Krest, LLC (Note Conversion Agreement). Under the terms of the Note Conversion Agreement, Krest, LLC converted $21.0 million of debentures into 210,000 shares of $0.001 par value Series A Cumulative Convertible Preferred Stock (Series A Preferred Stock). The Series A Preferred Stock currently bears dividends at a 7% rate. Such dividends are payable quarterly in arrears in cash or, at the option of the Company, in additional nonassessable shares of Series A Preferred Stock. To date, all Series A Preferred Stock dividends have been accrued in the form of additional nonassessable shares.
      Effective July 23, 2002, the Company exchanged $20.0 million of Series A Preferred Stock into a debenture (the Exchange Debenture). After the exchange of the Series A Preferred for the Exchange Debenture, $3.9 million of Series A Preferred Stock remained outstanding on July 23, 2002. The principal amount of the outstanding Series A Preferred Stock increased to $4.6 million as of December 31, 2004 due to the accrual of dividends in the form of additional shares of Series A Preferred Stock.
Results of Operations
      The following table sets forth our results of operations (excluding discontinued operations) for the year ended December 31:

	2004	2003	2002

	(Dollar amounts in thousands)
Net revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—
Selling, general and administrative expenses	2,542	4,198	4,484
Special charges (credit)	—	1,921	(740)

Operating loss	(2,542)	(6,119)	(3,744)
Interest income, net	179	—	—
Other expense	(511)	(364)	(621)

Loss from continuing operations before income taxes	(2,874)	(6,483)	(4,365)
Provision for income taxes	—	232	113

Loss from continuing operations	$(2,874)	$(6,715)	$(4,478)

Comparison of the Year Ended December 31, 2004 and the Year Ended December 31, 2003
      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.7 million, or 39.4%, to $2.5 million for the year ended December 31, 2004 from $4.2 million for the year ended December 31, 2003. The decrease is primarily attributable to the following components: a decrease of $0.4 million promotional expenses due to the termination of the Company’s investor relations firm and public relations firm along with cost savings associated with the production of the Annual Report; a $0.4 million decrease in compensation due to lower bonuses in 2004, lower fringe benefits costs in 2004, and the resignation of the Company’s former Chief Executive Officer in February 2003; a $0.5 million decrease in insurance expense due to the Company’s lack of tangible business operations in 2004 and a softening of pricing in the insurance market; a $0.2 million decrease in legal and audit expenses from 2003, primarily due to a lack of tangible business operations; and a $0.2 million decrease in depreciation expense and other expenses.

      The Company anticipates that selling, general and administrative expenses will approximate $0.55 million per quarter in 2005 under the Company’s current structure. The decrease in expenses is primarily due to lower insurance costs and lower legal and audit expenses. If the Company acquires a business during 2005, it is expected that the selling, general and administrative expenses will materially exceed the $0.55 million per quarter estimate.
      Special Charges. No special charges were recorded by Nextera during 2004. The restructuring accruals and their utilization during 2004 are summarized as follows (in thousands):

	Balance at	Utilized		Balance at
	December 31,			December 31,
	2003	Non-Cash	Cash	2004

Severance/employment termination	$77	$—	$77	$—
Facilities	45	—	45	—
Operating lease obligations	51	—	51	—

	$173	$—	$173	$—

      During the year ended December 31, 2003, the Company recorded a special charge of $1.9 million in connection with the resignation of the Company’s former Chief Executive Officer in the first quarter of 2003. Approximately $0.8 million of the charge related to salary continuance until February 2004 and approximately $1.1 million related to a non-cash charge for fully vested options, with an exercise price of $2.00 per share, which was previously being expensed over the anticipated service period. In accordance with the original employment agreement, the former Chief Executive Officer will be granted a bonus, if and only if the above mentioned options vested and became exercisable, equal to the exercise price of the options at the time of the exercise of the options. The portion of the option exercise price bonus not expensed at the time of the resignation of the former Chief Executive Officer was required to be expensed immediately and recorded in equity due to the accelerated vesting of the options which occurred as a result of the resignation.
      Interest Income, net. During 2004, the Company generated interest income of $0.2 million from cash invested in interest bearing accounts at its financial institution. Interest expense for 2003 was allocated to discontinued operations as the debt related to the interest expense was required to be repaid as part of the Asset Sale.
      Other Expense. During 2004, the Company incurred a $0.5 million charge for expenses paid to third parties incurred in connection with the evaluation of a potential business acquisition which was not pursued. The expenses primarily consisted of legal, consulting and accounting expenses which were predominately incurred in the fourth quarter of 2004. During 2003, the Company recorded a valuation allowance for the full amount of a note receivable. The total value of the loan and related allowance was $0.3 million each.
      Income taxes. The Company did not record an income tax expense or benefit for the year ended December 31, 2004. For the year ended December 31, 2003, the Company recorded income tax expense of $0.2 million. The 2003 expense relates to state and local taxes coupled with an adjustment to the prior year tax receivable. Valuation allowances have been established at December 31, 2004 and 2003 relating to all deferred tax assets that must be realized through the generation of taxable income in future periods.

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
      Special Charges. During the year ended December 31, 2003, the Company recorded a special charge of $1.9 million in connection with the resignation of the Company’s former Chief Executive Officer in the first quarter of 2003. Approximately $0.8 million of the charge related to salary continuance until February 2004 and approximately $1.1 million related to a non-cash charge for fully vested options, with an exercise price of $2.00 per share, which was previously being expensed over the anticipated service period. In accordance with the original employment agreement, the former Chief Executive Officer will be granted a bonus, if and only if the above mentioned options vested and became exercisable, equal to the exercise price of the options at the time of the exercise of the options. The portion of the option exercise price bonus not expensed at the time of the resignation of the former Chief Executive Officer was required to be expensed immediately and recorded in equity due to the accelerated vesting of the options which occurred as a result of the resignation.
      The restructuring accruals and charges and their utilization during 2003 are summarized as follows (in thousands):

	Balance at		Utilized		Balance at
	December 31,				December 31,
	2002	2003 charge	Non-Cash	Cash	2003

Severance/employment termination	$—	$1,921	$1,136	$708	$77
Facilities	1,380	—	324	1,011	45
Operating lease obligations	84	—	—	33	51

	$1,464	$1,921	$1,460	$1,752	$173

      During the year ended December 31, 2002, the Company recorded a net reversal of $0.7 million of previously recorded restructuring reserves due to the favorable settlement of real estate rental obligations. The reversal had the effect of increasing diluted earnings per share by $0.01 for the year ended December 31, 2002.
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
Liquidity and Capital Resources
      Consolidated working capital was $16.1 million on December 31, 2004, compared with working capital of $18.3 million on December 31, 2003. Included in working capital were cash and cash equivalents of $16.7 million and $20.1 million on December 31, 2004 and 2003, respectively.
      Net cash used in operating activities was $4.6 million for the year ended December 31, 2004. The primary components of net cash used by operating activities were a net loss of $2.3 million; a decrease in accounts payable of $3.3 million due primarily to the payment of $1.2 million related to Company’s 2003 federal tax liability, a $0.7 million profit sharing plan contribution, a $0.7 million payment to satisfy warrants, previously issued in connection with a lease settlement, put to the Company, and the payment and reversal of self-insurance medical claims aggregating $0.6 million; and the payment of $0.2 million of restructuring obligations related to the final salary continuation payment to the Company’s former Chief Executive Officer, David Schneider, and the final settlement of a lease obligation. Partially offsetting the cash used in operating activities was the collection of approximately $0.7 million of accounts receivable; the collection of approxi-

mately $0.3 million of cash which had been acting as collateral for a letter of credit which was subsequently terminated; and a $0.2 million reduction of prepaids and other current assets.
      Net cash provided by investing activities was $1.1 million for the year ended December 31, 2004, primarily relating to the partial collection of the Asset Sale proceeds of $1.2 million that were held in escrow, partially offset by the capital expenditures. The Company anticipates that its capital expenditures for 2005 will be immaterial, unless it acquires business operations. In such case, capital expenditures may be materially increased.
      Net cash used in financing activities was not material for the year ended December 31, 2004.
      The Company’s primary source of liquidity is cash on hand. Under the Company’s current structure, it is expected that slightly more than $0.5 million of cash will be expended each quarter. The Company believes that its current cash on hand is sufficient to meet all expenditures over the next twelve months. The Company is in the process of identifying opportunities to acquire one or more operating businesses and expects that it will use a combination of cash on hand, third party debt, and the Company’s equity securities to acquire any such on-going businesses or operations. We believe that additional liquidity sources, if necessary, could be obtained by borrowing funds from a third party or raising equity through a public or private transaction.
      The following summarizes the Company’s significant contractual obligations and commitments that impact its liquidity.

	Payments due by Period

		Less than			After
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years

	(In thousands)
Long-term debt(1)	$728	$258	$165	$194	$111
Operating leases	114	89	25	—	—

Total contractual obligations	$842	$347	$190	$194	$111

(1)	Represents an unsecured note issued by a predecessor of a subsidiary of Nextera Enterprises, Inc., which has ceased operations. Nextera Enterprises, Inc. has advised the noteholder of its position that it is not obligated to any liabilities under the note.
The Company has no other material commitments.
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
Critical Accounting Policies
      The Company’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the realizability of outstanding accounts receivable and deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates under different assumptions or conditions.
      The Company has identified the following critical accounting policies based on significant judgments and estimates used in determining the amounts reported in its consolidated financial statements and has discussed the development and selection of such critical accounting policies with the Audit Committee of the Board of Directors.
      Deferred tax assets. As of December 31, 2004, the Company had net operating losses of approximately $51.0 million that begin to expire in 2022, for which a 100% valuation allowance has been recorded. The realization of these assets is based upon estimates of future taxable income. A full valuation allowance against the net operating loss carryforwards, along with all other deferred tax assets, has been established to reflect the uncertainty of the recoverability of this asset. The valuation allowance will be reviewed periodically to determine its appropriateness. The utilization of this asset in the future is dependent upon our having U.S. federal taxable income. Currently, the Company has no operations and does not generate any U.S. taxable income to utilize the net operating loss carryforwards. Even if the Company acquires an operating business, there can be no assurance that the Company will be able to generate taxable income. Furthermore, the likelihood of an annual limitation on the Company’s ability to utilize the net operating loss carryforwards to offset future U.S. federal taxable income is increased by (1) the issuance of certain convertible preferred stock, options, warrants, or other securities exercisable for common stock, (2) changes in the equity ownership occurring in the last three years and (3) potential future changes in the equity ownership. The amount of an annual limitation can vary significantly based on factors existing at the date of an ownership change. A substantial portion of the net operating loss has been used to offset the Company’s U.S. federal tax liability, other than alternative minimum tax, generated by the Asset Sale.

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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Nextera Enterprises, Inc.
      We have audited the accompanying consolidated balance sheets of Nextera Enterprises, Inc. (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nextera Enterprises, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 14, 2005

NEXTERA ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31

	2004	2003

	(Dollar amounts in thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$16,713	$20,124
Accounts receivable, net of allowance for doubtful accounts of $250 at December 31, 2003	—	528
Prepaid expenses and other current assets	474	2,389

Total current assets	17,187	23,041
Property and equipment, net	39	7
Other assets	—	18

Total assets	$17,226	$23,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$843	$3,035
Accrued taxes	—	1,347
Accrued restructuring costs, current portion	—	173
Current portion of long-term debt	258	185

Total current liabilities	1,101	4,740
Long-term debt	470	543
Other long-term liabilities	400	400
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 600,000 authorized shares designated Series A, 45,619 and 42,554 Series A shares issued and outstanding at December 31, 2004 and 2003, respectively	4,562	4,255
Class A Common Stock, $0.001 par value, 95,000,000 shares authorized, 30,025,441 shares issued and outstanding at December 31, 2004 and 2003	30	30
Class B Common Stock, $0.001 par value, 4,300,000 shares authorized, 3,844,200 shares issued and outstanding at December 31, 2004 and 2003	4	4
Additional paid-in capital	161,453	161,755
Retained deficit	(150,794)	(148,445)
Accumulated other comprehensive loss	—	(216)

Total stockholders’ equity	15,255	17,383

Total liabilities and stockholders’ equity	$17,226	$23,066

The accompanying notes are an integral part of these financial statements.

NEXTERA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31

	2004	2003	2002

	(Dollar amounts in thousands,
	except per share amounts)
Net revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—
Selling, general and administrative expenses	2,542	4,198	4,484
Special charges (credit)	—	1,921	(740)

Operating loss	(2,542)	(6,119)	(3,744)
Interest income, net	179	—	—
Other expense	(511)	(364)	(621)

Loss from continuing operations before income taxes	(2,874)	(6,483)	(4,365)
Provision for income taxes	—	232	113

Loss from continuing operations	(2,874)	(6,715)	(4,478)
Income from discontinued operations, net of tax	525	11,202	10,146

Net income (loss)	(2,349)	4,487	5,668
Preferred stock dividends	(307)	(292)	(1,347)

Net income (loss) applicable to common stockholders	$(2,656)	$4,195	$4,321

Net income (loss) per common share, basic and diluted
Continuing operations	$(0.09)	$(0.21)	$(0.16)
Discontinued operations	0.02	0.33	0.28

Net income (loss) per common share, basic and diluted	$(0.08)	$0.12	$0.12

Weighted average common shares outstanding, basic and diluted	33,870	33,912	35,730

The accompanying notes are an integral part of these financial statements.

NEXTERA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Series A				Accumulated
			Cumulative	Class A			Other		Total
	Class A	Class B	Convertible	Common	Additional		Comprehensive	Total Stock-	Comprehensive
	Common	Common	Preferred	Treasury	Paid-in	Retained	Income	Holders’	Income
	Stock	Stock	Stock	Stock	Capital	Deficit	(Loss)	Equity	(Loss)

	(Dollar amounts in thousands)
Balance at January 1, 2002	$32	$4	$22,944	$(294)	$162,504	$(158,600)	$(1,091)	$25,499

Net income	—	—	—	—	—	5,668	—	5,668	$5,668
Foreign currency translation adjustment	—	—	—	—	—	—	749	749	749
Unrealized holding gain on certain investments (net of reclassification adjustments)	—	—	—	—	—	—	127	127	127

Total comprehensive income									6,544
Issuance of 228,303 shares of treasury stock in connection with restricted stock issuances	—	—	—	294	(294)	—	—	—
Issuance of 238,256 of Class A Common Stock in connection with restricted stock issuances	—	—	—	—	—	—	—	—
Value of warrants issued in connection with Senior Credit Facility	—	—	—	—	192	—	—	192
Conversion of Series A Preferred Stock into debentures (including $328 put premium)	—	—	(20,328)	—	—	—	—	(20,328)
Cumulative dividend on Series A Preferred Stock	—	—	1,347	—	(1,347)	—	—	—

Balance at December 31, 2002	32	4	3,963	—	161,055	(152,932)	(215)	11,907

Net income	—	—	—	—	—	4,487	—	4,487	4,487
Foreign currency translation adjustment	—	—	—	—	—	—	(3)	(3)	(3)
Unrealized holding gain on certain investments (net of reclassification adjustments)	—	—	—	—	—	—	2	2	2

Total comprehensive income									4,486
Option and warrant activity	—	—	—	—	1,782	—	—	1,782
Surrender of 1,885,825 shares of Class A Common Stock	(2)	—	—	—	(790)	—	—	(792)
Cumulative dividend of 2,924 shares on Series A Preferred Stock	—	—	292	—	(292)	—	—	—

Balance at December 31, 2003	30	4	4,255	—	161,755	(148,445)	(216)	17,383

Net loss	—	—	—	—	—	(2,349)	—	(2,349)	(2,349)
Foreign currency translation adjustment	—	—	—	—	—	—	213	213	213
Unrealized holding gain on certain investments (net of reclassification adjustments)	—	—	—	—	—	—	3	3	3

Total comprehensive loss									(2,133)
Cumulative dividend of 3,065 shares on Series A Preferred Stock	—	—	307	—	(307)	—	—	—
Other	—	—	—	—	5	—	—	5

Balance at December 31, 2004	$30	$4	$4,562	$—	$161,453	$(150,794)	$—	$15,255

The accompanying notes are an integral part of these financial statements.

NEXTERA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31

	2004	2003	2002

	(Dollar amount in thousands)
Operating activities
Net income (loss)	$(2,349)	$4,487	$5,668
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15	9,134	1,798
Write-off of investments	—	364	621
Write-off of fixed assets	—	48	375
Gain on sale of business unit	—	(14,212)	(621)
Gain on reversal of restructuring charge	—	—	(740)
Provision for doubtful accounts	—	1,251	1,374
Non-cash interest paid in kind	—	4,495	3,362
Non-cash compensation charges	—	1,134	—
Non-cash, other	5	(78)	81
Change in operating assets and liabilities:
Accounts receivable	748	(3,411)	(2,192)
Due from affiliates	—	—	40
Prepaid expenses and other current assets	530	(1,646)	451
Accounts payable and accrued expenses	(3,333)	2,444	(8,605)
Restructuring costs	(173)	(967)	(3,370)
Other	—	(2,568)	1,324

Net cash provided by (used in) operating activities	(4,557)	475	(434)
Investing activities
Purchase of property and equipment	(47)	(1,070)	(665)
Proceeds from sale of business	1,193	127,700	14,720
Payments for non-compete agreements	—	(31,480)	—
Changes in restricted cash	—	2,650	(2,650)

Net cash provided by investing activities	1,146	97,800	11,405
Financing activities
Net repayments under senior credit facility	—	(27,200)	(11,228)
Repayments of debentures due to affiliates	—	(52,243)	—
Borrowings under short-term loan from affiliate	—	—	560
Repayments under short-term loan from affiliate	—	—	(560)
Repayments of long-term debt and capital lease obligations	—	(314)	(2,582)

Net cash used in financing activities	—	(79,757)	(13,810)
Effects of exchange rates on cash and cash equivalents	—	—	(20)

Net increase (decrease) in cash and cash equivalents	(3,411)	18,518	(2,859)
Cash and cash equivalents at beginning of year	20,124	1,606	4,465

Cash and cash equivalents at end of year	$16,713	$20,124	$1,606

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$—	$1,947	$2,760

Cash paid during the year for taxes	$1,340	$75	$93

Gain on Asset Sale held in escrow	$—	$1,500	$–

The accompanying notes are an integral part of these financial statements.

NEXTERA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

1.	Basis of Presentation
      On November 28, 2003, Nextera Enterprises, Inc. (Nextera or the Company), and its direct and indirect subsidiaries, Lexecon Inc., CE Acquisition Corp. and ERG Acquisition Corp., sold substantially all of the assets Lexecon and its subsidiaries used in their economic consulting business (Asset Sale) to FTI Consulting, Inc. and LI Acquisition Company, LLC, a wholly owned subsidiary of FTI (collectively, FTI). As of December 31, 2004 and 2003, Nextera had no business operations.
      The Asset Sale is reflected in the accompanying financial statements in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, the results of operations for the years ended December 31, 2003 and 2002 have been presented to reflect the results of operations from all of Nextera’s consulting businesses as discontinued operations.
      Krest, LLC (successor to Knowledge Universe LLC and Knowledge Universe, Inc.) controls a majority of the voting power of the Company’s equity securities through its ownership of our Class A Common Stock, Class B Common Stock and Series A Cumulative Preferred Stock.

2.	Significant Accounting Policies

Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Revenue Recognition
      Prior to the Asset Sale, the Company derived its revenues from consulting services primarily under time and materials billing arrangements, and to a much lesser extent, under capped-fee and fixed-price billing arrangements. Under time and materials arrangements, revenues were recognized as the services were provided. Revenues on fixed-price and capped-fee contracts were recognized using the percentage of completion method of accounting and were adjusted for the cumulative impact of any revision in estimates. Net revenues also included reimbursable expenses charged to clients.

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

Foreign Currency Translation
      Assets and liabilities of the Company’s foreign subsidiaries are translated at year-end exchange rates, and revenues and expenses are translated at average exchange rates. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income. Foreign currency transaction gains and losses are included in the accompanying statements of operations and are not material for the periods presented. The foreign currency translation component substantially comprises the balance of “Accumulated other comprehensive income (loss)” at December 31, 2003.

Basic and Diluted Earnings Per Common Share
      The Company presents two earnings per share amounts, basic earnings per common share and diluted earnings per common share. Basic earnings per common share includes only the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. The dilutive effects of options, warrants and convertible securities are added to the weighted average shares outstanding in computing diluted earnings per common share. For the years ended December 31, 2004, 2003 and 2002, basic and diluted earnings per common share are the same due to the antidilutive effect of potential common shares outstanding.

Income Taxes
      Deferred income taxes are provided for temporary differences between the financial reporting and the tax bases of assets and liabilities and are measured using enacted income taxes and laws that will be in effect when temporary differences are expected to reverse.

Stock-Based Compensation and Other Equity Instruments
      The Company has adopted the disclosure standards of Statement of Financial Accounting Standards No. 148, “Stock-Based Compensation — Transition and Disclosure- an amendment of FASB Statement No 123” (SFAS No. 148). SFAS No 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) to provide alternative methods of transition for a

NEXTERA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.
      As allowed under SFAS 123 and SFAS 148, the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, if the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.
      The Company accounts for equity instruments issued to non-employees in exchange for goods or services using the fair value method. Accordingly, warrants issued to third parties were recorded at their fair value on the date of grant.
      If the Company had adopted the optional recognition provisions of SFAS 123, as amended by SFAS 148, for its stock option plans, net income (loss) and net income (loss) per common share would have been changed to the pro forma amounts indicated below:

	Year ended December 31

	2004	2003	2002

	(Dollar amounts in thousands,
	except per share data)
Net income (loss):
As reported	$(2,349)	$4,487	$5,668
Pro forma	$(2,606)	$6,174	$(722)
Net income (loss) per diluted common share:
As reported	$(0.08)	$0.12	$0.12
Pro forma	$(0.09)	$0.18	$(0.06)
      The weighted average fair value of options granted during 2004, 2003 and 2002 with exercise prices equal to the Company’s stock price on the date of grant were $0.21, $0.33 and $0.54 per share, respectively. In 2004, certain options were granted at an exercise price below the Company’s stock price on the day of the grant. The fair value of such options was $0.35 per share and resulted in a nominal compensation charge which is being recorded in the financial statements over the vesting period. As recommended by SFAS No. 123, the fair values of options were estimated using the Black-Scholes option pricing model assuming the following assumptions:

	Year ended December 31

	2004	2003	2002

Risk-free interest rates	3.25%	4.70%	4.70%
Expected lives (years)	3	3	6
Expected volatility	83%	122%	130%
Dividend rate	0%	0%	0%

Recently Issued Accounting Pronouncements
      In December of 2004, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (SFAS 123R) which revises SFAS 123 and supersedes APB 25. SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair value beginning with the first interim period after June 15, 2005. The pro forma disclosures previously permitted

NEXTERA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
under SFAS 123 will no longer be an alternative to financial statement recognition. The cost will be recognized in the financial statements over the period during which the employee is required to provide the service. The Company is evaluating the requirements of SFAS 123R, however, it does not expect the adoption of SFAS 123R to have a material impact on the statement of operations or earnings per share nor does the Company believe that the impact will be similar to the current pro forma disclosures under SFAS 123 included above. To the extent that share-based payments by the Company increase in the future, the impact on the statement of operations or earnings per share could be materially affected.
      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (FIN 46) and amended it by issuing FIN 46R in December 2003. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” This Interpretation provides guidance on the identification and consolidation of variable interest entities (VIEs), whereby control is achieved through means other than through voting rights. The Company does not have VIEs.

3.	Discontinued Operations
      During 2004, the Company recognized income from discontinued operations of $0.5 million. The income related to income taxes refunded and adjustments to established reserves less miscellaneous expenses relating to unassumed liabilities.
      On November 28, 2003, Nextera and its direct and indirect subsidiaries, Lexecon Inc., CE Acquisition Corp. and ERG Acquisition Corp., sold substantially all of the assets Lexecon and its subsidiaries used in their economic consulting business to FTI. Accordingly, all consulting operations of the Company, including the human capital business, which was sold in January 2002, have been recorded as discontinued operations in the accompanying financial statements. Prior years results have been presented to reflect the results of operations from all the consulting businesses as discontinued operations.
      FTI paid cash in the amount of $129.2 million, plus additional consideration, including the assumption of certain operating liabilities, in exchange for the Lexecon assets. A gain of $14.2 million, net of $1.6 million of taxes, was recognized on the sale. Included within the gain is $1.5 million of sale proceeds which was placed in escrow pending a final review of the adequacy of the allowance for doubtful accounts receivable acquired by FTI. As of December 31, 2004, all of the escrow except $0.3 million has been collected.
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
      Revenues from discontinued operations for the years ended December 31, 2003 and 2002 were $64.7 million and $75.9 million, respectively. Pre-tax income from discontinued operations for the years ended December 31, 2003 and 2002 were $12.8 million and $10.1 million, respectively. Included within discontinued operations is interest expense of $7.5 million and $6.7 million for the years ended December 31, 2003 and 2002, respectively. Interest expense has been allocated to discontinued operations as the debt related to the interest expense was required to be repaid as part of the Asset Sale.

NEXTERA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment
      Property and equipment consists of the following:

	December 31

	2004	2003

	(In thousands)
Equipment	$37	$192
Software	7	717
Furniture and fixtures	8	8

	52	917
Less: accumulated depreciation	13	910

Property and equipment, net	$39	$7

5.	Accounts Payable and Accrued Expenses
      Accounts payable and accrued expenses consist of the following:

	December 31

	2004	2003

	(In thousands)
Trade accounts payable	$304	$312
Accrued payroll and compensation	—	754
Accrued benefits	—	599
Lease settlement liability	113	650
Accrued interest	206	153
Due to FTI	—	125
Other	220	442

	$843	$3,035

6.	Financing Arrangements

Senior Credit Facility
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

NEXTERA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, long-term debt, excluding capital lease obligations, consists of the following:

	December 31

	2004	2003

	(In thousands)
Unsecured note issued by a predecessor of a subsidiary of Nextera Enterprises, Inc. The face of the note provides for annual payments of $120,000 through May 2010, subject to the terms and conditions therein. Interest imputed annually at 8.7%	$728	$728

	728	728
Less: current portion	258	185

Long-term debt	$470	$543

      Annual maturities of long-term debt for the years ending after December 31, 2004 are as follows (in thousands):

2005	$258
2006	79
2007	86
2008	92
2009	102
Thereafter	111

$728

7.	Income Taxes
      The provision for income taxes consists of the following (excluding a $0.1 million tax benefit relating to discontinued operations in 2004 and $1.6 million of federal and state tax expense allocated to discontinued operations in 2003):

	Year ended December 31

	2004	2003	2002

	(In thousands)
Current:
Federal	$—	$—	$—
State	—	232	113
Foreign	—	—	—

Total current tax provision	—	232	113
Deferred:
Federal	—	—	—
State	—	—	—

Total deferred tax provision	—	—	—

Total tax provision	$—	$232	$113

NEXTERA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The reconciliation of the consolidated effective tax rate of the Company is as follows:

	Year ended December 31

	2004	2003	2002

Tax (benefit) at statutory rate	(34)%	(34)%	(34)%
State taxes (benefit), net of federal benefit	(6)	4	3
Permanent differences	—	—	(3)
Valuation allowance adjustments, primarily net operating losses utilized in 2003, not benefited in 2004 and 2002	40	34	37

Income tax provision	—%	4%	3%

      Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31

	2004	2003

	(In thousands)
Deferred tax assets:
Reserves	$88	$100
Other accrued liabilities	520	716
Depreciation and other	415	292
AMT credit	1,060	1,200
Loss carryforwards	20,684	17,468

Deferred tax assets	22,767	19,776
Valuation allowance	(22,767)	(19,776)

	$—	$—

      Valuation allowances relate to uncertainties surrounding the realization of tax loss carryforwards and the tax benefit attributable to certain tax assets of the Company. The valuation allowance represents a reserve against all deferred tax assets that must be realized through the generation of taxable income in future periods.
      At December 31, 2004, the Company had tax net operating loss carryforwards of approximately $51.0 million that begin to expire in 2022. We believe that the loss carryforwards are not subject to annual limitations under IRC section 382. If such limitations were deemed to exist, the Company’s ability to utilize the carryforwards to their fullest extent would be limited and may adversely affect future net income and cash flows.

8.	Related Party Transactions
      The law firm of Maron & Sandler has served as Nextera’s general counsel since its inception. Richard V. Sandler, currently serving as Chairman of the Board of Directors of the Company, previously served as Vice-Chairman of the Board of Directors from February 2003 to December 2003, and Stanley E. Maron, a director and secretary of the Company, are partners of Maron & Sandler. In 2004, 2003, and 2002, Maron & Sandler billed Nextera approximately $0.1 million, $0.2 million, and $0.4 million, respectively, for legal services rendered to the Company. Since Mr. Sandler became Vice-Chairman and subsequently Chairman of Nextera, Maron & Sandler has not charged the Company for the time that Mr. Sandler spends on Nextera matters.
      In connection with the closing of the Asset Sale in 2003, the Company repaid in full three debentures issued to Krest, LLC and its affiliates totaling $52.2 million. These debentures were issued by the Company in 1998, 2000 and 2002.

NEXTERA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In March 2002, an affiliate of Krest, LLC pledged a letter of credit in the amount of $2.5 million as collateral for the Senior Credit Facility. This guarantee was cancelled upon the repayment of the Senior Credit Facility. Additionally, an affiliate of Krest, LLC purchased a $7.5 million junior participation in the Senior Credit Facility during 2003. This amount was repaid as a result of the repayment of the Senior Credit Facility.
      As consideration for a guaranty provided by Krest, LLC in connection with the Company’s acquisition of Lexecon on December 31, 1998, the Company granted to Krest, LLC warrants to purchase 250,000 shares of Class A Common Stock at an exercise price of $8.00 share. The warrants expired unexercised on December 31, 2003. The Company had included approximately $1.0 million, the estimated fair value of the warrants, calculated using the Black-Scholes model, as a component of its purchase price incurred in connection with the Lexecon acquisition.

9.	Leases
      The Company leases its corporate office under an operating lease that expires in 2006. Rent expense for continuing operations was $0.1 million in 2004, 2003 and 2002. The Company has an operating lease in Toronto, Canada which it subleases through the lease expiration of 2007. Operating lease expense for 2005 is expected to approximate $0.1 million and the operating lease expenses thereafter are not expected to be material.

10.	Stockholders’ Equity

Class A and Class B Common Stock
      At December 31, 2004, the Company had 3,844,200 shares of Class B Common Stock outstanding. The Class B Common Stock has the same economic characteristics as the Class A Common Stock, except that each share of Class B Common entitles the holder to ten votes per share of Class B Common Stock. Each share of Class B Common Stock can be converted by the holder into one share of Class A Common Stock. In 2002, 25,370 shares of Class B Common Stock were converted to Class A Common Stock.

Series A Cumulative Convertible Preferred Stock
      On December 14, 2000, the Company entered into a Note Conversion Agreement with Krest LLC (the “Note Conversion Agreement”). Under the terms of the Note Conversion Agreement, Krest LLC, converted $21.0 million of debentures into 210,000 shares of $0.001 par value Series A Cumulative Convertible Preferred Stock. The Series A Preferred Stock currently bears dividends at a 7% rate. Such dividends are payable quarterly in arrears in cash or, at the option of the Company, in additional nonassessable shares of Series A Preferred Stock.
      The Series A Preferred Stock carries a liquidation preference equal to $100 per share and is convertible into Class A Common Stock at the option of the holder beginning on June 30, 2001. The Series A Preferred Stock is convertible at a price equal to $0.6875 per share. Each holder of Series A Preferred Stock is entitled to vote on matters presented to shareholders on an as converted basis. Holders of our Series A Preferred Stock are entitled to 145 votes per share (which equals the number of whole shares of Class A Common Stock into which one share of Series A Preferred Stock is convertible) on all matters to be voted upon for each share of Series A Preferred Stock held.
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

NEXTERA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 14, 2010, at which point the redemption price will be fixed at $100 per share plus accrued unpaid dividends.
      On July 23, 2002, the Company exchanged $20.0 million of Series A Preferred Stock into the Exchange Debenture. After the exchange of the Series A Preferred for the Exchange Debenture, $3.9 million of Series A Preferred Stock remained outstanding on July 23, 2002. The principal amount of the outstanding Series A Preferred Stock increased to $4.6 million as of December 31, 2004 due to the accrual of dividends in the form of additional shares of Series A Preferred Stock.

Treasury Stock
      In January 2002, 228,303 shares of treasury stock were reissued. When treasury shares are reissued, the Company uses a first-in, first-out method and the difference between the cost of treasury shares reissued and the repurchase price is charged to “Additional paid-in capital”.

Employee Equity Participation Plans
      The Company has granted options principally under two stock option plans adopted in 1998 and 1999. Options granted under these plans have up to a 10-year life and vest principally over three to five year periods, with certain options subject to acceleration upon certain conditions. The exercise price of options granted is generally equal to the fair market value of the Company’s Class A common stock on the date of grant. As of December 31, 2004, the Company had reserved 43.5 million shares of common stock for future issuance under the stock option plans, of which 32.9 million were available for future grants.

	2004		2003		2002

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
Stock Options	Shares	Exercise price	Shares	Exercise price	Shares	Exercise price

Outstanding at beginning of year	18,720,661	$3.28	20,748,198	$3.52	17,812,379	$4.48
Granted	525,000	0.42	1,100,000	0.45	5,057,500	0.61
Exercised	—	—	—	—	—	—
Forfeited	(13,993,394)	3.70	(3,127,537)	3.88	(2,121,681)	4.64

Outstanding at end of year	5,252,267	$1.88	18,720,661	$3.28	20,748,198	$3.52

Options exercisable at end of year	4,108,288	$2.28	12,911,994	$3.75	9,793,485	$5.97

      A summary of information about stock options outstanding as of December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable

		Weighted-
	Number	Average		Number
	Outstanding at	Remaining	Weighted-	Exercisable at	Weighted-
	December 31,	Contractual	Average	December 31,	Average
Range of Exercise Prices	2004	Life (Years)	Exercise Price	2004	Exercise Price

$0.38 - $ 1.00	1,990,000	8.3	$0.48	851,333	$0.50
$1.01 - $ 3.00	2,947,267	5.8	1.97	2,941,955	1.97
$3.01 - $11.00	315,000	4.9	9.94	315,000	9.94

	5,252,267		$1.88	4,108,288	$2.28

NEXTERA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants
      As of December 31, 2004, there were no warrants outstanding. There were warrants to purchase 1,000,000 and 3,068,351 shares of Class A Common Stock outstanding at December 31, 2003 and 2002, respectively. In 2002, the Company issued warrants to purchase 1,000,000 shares of Class A Common Stock to a former landlord in partial settlement of a certain leased property obligation. These warrants had an exercise price of $0.20 per share and included a put provision which allowed the holder of the warrants to require the Company to repurchase the warrants at $0.65 per share. The put provision was exercised in December 2004 and the Company made a payment of $0.65 million to satisfy the put right in full. During 2001 and 2002, the Company issued warrants to purchase 1,818,351 shares of Class A Common Stock to its senior lenders exercisable at prices of $0.60 and $0.86 per share. The warrants contained put rights at $0.3525 per share, however, these put rights were modified in 2003 to $0.12 per share and exercised by the senior lenders on November 28, 2003. The Company made a payment of $0.2 million to satisfy the put rights in full. Warrants to purchase 250,000 shares of Class A Common Stock issued to Krest, LLC, as consideration for a guaranty provided in connection with the Company’s acquisition of Lexecon on December 31, 1998, with an exercise price of $8.00 per share expired unexercised on December 31, 2003.

11.	Basic and Diluted Earnings Per Common Share
      The following table sets forth the reconciliation of the numerator and denominator of the net income (loss) per common share computation:

	Year ended December 31

	2004	2003	2002

	(Dollar amounts in thousands,
	except per share data)
Numerator:
Loss from continuing operations	$(2,874)	$(6,715)	$(4,478)
Preferred dividends	(307)	(292)	(1,347)

Loss from continuing operations available to common stockholders	(3,181)	(7,007)	(5,825)
Income from discontinued operations	525	11,202	10,146

Net income (loss) applicable to common stockholders	$(2,656)	$4,195	$4,321

Denominator:
Weighted average common shares outstanding, basic and diluted	33,870	33,912	35,730

Net income (loss) per common share, basic and diluted Loss from continuing operations	$(0.09)	$(0.21)	$(0.16)
Income from discontinued operations	0.02	0.33	0.28

Net income (loss) per common share, basic and diluted	$(0.08)	$0.12	$0.12

      In 2004, 2003 and 2002, the Company had 6,774,000, 7,210,000 and 17,424,000 of common stock equivalents, consisting of stock options, warrants and convertible preferred stock, which were not included in the computation of earnings per share because they were antidilutive.
      Due to rounding differences, net income (loss) per share does not equal the sum of net income (loss) per common share from continuing operations and net income (loss) per common share from discontinued operations.

NEXTERA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Retirement Savings Plans
      The Company and certain of its subsidiaries sponsor retirement savings plans under the Internal Revenue Code for the benefit of all of their employees meeting certain minimum service requirements. Eligible employees may elect to contribute to the retirement plans subject to limitations established by the Internal Revenue Code. The trustees of the plans select investment opportunities from which participants may choose to contribute. Employer contributions are made at the discretion of the Company. Total employer contribution expense under the plans was $0.02 million, $0.7 million, and $0.7 million in 2004, 2003 and 2002, respectively.

13.	Special Charges

2004
      The restructuring accruals and their utilization during 2004 are summarized as follows (in thousands):

	Balance at		Utilized		Balance at
	December 31,				December 31,
	2003	2003 charge	Non-Cash	Cash	2004

Severance/employment termination	$77	$—	$—	$77	$—
Facilities	45	—	—	45	—
Operating lease obligations	51	—	—	51	—

	$173	$—	$—	$173	$—

2003
      The restructuring accruals and charges and their utilization during 2003 are summarized as follows (in thousands):

	Balance at		Utilized		Balance at
	December 31,				December 31,
	2002	2003 charge	Non-Cash	Cash	2003

Severance/employment termination	$—	$1,921	$1,136	$708	$77
Facilities	1,380	—	324	1,011	45
Operating lease obligations	84	—	—	33	51

	$1,464	$1,921	$1,460	$1,752	$173

      In connection with the resignation of the Company’s former Chief Executive Officer in the first quarter of 2003, the Company incurred a $1.9 million charge. Approximately $0.8 million of the charge related to salary continuance until February 2004 and approximately $1.1 million related to a non-cash charge for fully vested options, with an exercise price of $2.00 per share, which was previously being expensed over the anticipated service period. In accordance with the original employment agreement, the former Chief Executive Officer will be granted a bonus, if and only if the above mentioned options vested and became exercisable, equal to the exercise price of the options at the time of the exercise of the options. The portion of the option exercise price bonus not expensed at the time of the resignation of the former Chief Executive Officer was required to be expensed immediately and recorded in equity due to the accelerated vesting of the options which occurred as a result of the resignation.

NEXTERA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002
      During the year ended December 31, 2002, the Company recorded a net reversal of $0.7 million of previously recorded restructuring reserves due to the favorable settlement of real estate rental obligations. The reversal had the effect of increasing diluted earnings per share by $0.01 for the year ended December 31, 2002.

14.	Other Expense
      During 2004, the Company incurred a $0.5 million charge for expenses paid to third parties incurred in connection with the evaluation of a potential business acquisition which was not pursued. The expenses primarily consisted of legal, consulting and accounting expenses which were predominately incurred in the fourth quarter of 2004. During 2003, the Company recorded a valuation allowance for the full amount of a note receivable. The total value of the loan and related allowance was $0.3 million each.

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
      As mentioned in Note 3, as of December 31, 2004, $0.3 million of the Asset Sale proceeds is being held in escrow by a third party pending the final review of the adequacy of the allowance for doubtful accounts related to the accounts receivables acquired by FTI. The date to finalize this determination has been extended to allow for additional time for certain receivables to be collected. The Company believes that the escrow amount is fairly recorded on the balance sheets, however, actual results may vary pending the final outcome.
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

NEXTERA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Quarterly Information (unaudited)

	March 31	June 30	September 30	December 31

2004
Net revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Loss from continuing operations	(720)	(648)	(618)	(888)
Income from discontinued operations, net of income tax	—	—	—	525
Net loss	(720)	(648)	(618)	(363)
Net income (loss) per common share, basic and diluted:
Continuing operations	$(0.02)	$(0.02)	$(0.02)	$(0.03)
Discontinued operations	—	—	—	0.02

Net loss per common share, basic and diluted	$(0.02)	$(0.02)	$(0.02)	$(0.01)

	March 31	June 30	September 30	December 31

2003
Net revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Loss from continuing operations	(3,017)	(1,026)	(944)	(1,728)
Income (loss) from discontinued operations, net of income tax	(46)	(1,313)	(1,674)	14,235
Net income (loss)	(3,063)	(2,339)	(2,618)	12,507
Net income (loss) per common share, basic and diluted:
Continuing operations	$(0.09)	$(0.03)	$(0.03)	$(0.05)
Discontinued operations	0.00	(0.04)	(0.05)	0.42

Net income (loss) per common share, basic and diluted	$(0.09)	$(0.07)	$(0.08)	$0.37

      Due to rounding differences, the aggregate year to date net loss per common share and net loss per common share from continuing operations does not equal the sum of the quarterly amounts for 2004.
      In the fourth quarter of 2004, the Company’s net loss and loss from continuing operations includes a $0.5 million charge for expenses paid to third parties incurred in connection with the evaluation of a potential business acquisition which was not pursued.
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
      The information required by this Item is set forth in the section headed “Proposal 1 — Election of Directors” in our definitive Proxy Statement for the Annual Meeting of Stockholders of the Company (Proxy Statement) which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2004, and is incorporated in this report by reference.
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
      The information required by this Item is set forth in the section headed “Principal Accountant Fees and Services “in our definitive Proxy Statement and is incorporated in this report by reference.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a) The following documents are filed as part of this report as Exhibits:
      1. The following Consolidated financial statements and report of independent registered public accounting firm are included in Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets

•	Consolidated Statements of Operations

•	Consolidated Statements of Stockholders’ Equity

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements
      2. All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
      3. Exhibits:

Exhibit
Number	Description

3.1(1)	Second Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Form of Class A Common Stock Certificate

4.2(4)	Certificate of Designations, Preferences and Relative Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Cumulative Convertible Preferred Stock of Nextera

4.3(4)	Note Conversion Agreement by and between Knowledge Universe, Inc. dated as of December 14, 2000

4.4(5)	Letter Agreement between Knowledge Universe, Inc. and Nextera Enterprises, Inc. dated June 29, 2001.

4.5(6)	Letter Agreement between Knowledge Universe, Inc. and Nextera Enterprises, Inc. dated March 29, 2002

4.6(6)	Letter Agreement between Knowledge Universe, Inc. and Nextera Enterprises, Inc. dated June 14, 2002.

10.1(7)*	Amended and Restated 1998 Equity Participation Plan

10.2(8)*	Nextera/Lexecon Limited Purpose Stock Option Plan

10.3(9)*	Employment Agreement dated October 24, 2000 between Nextera and Michael P. Muldowney.

10.4(9)*	Employment Agreement dated October 25, 2000 between Nextera and David Schneider.

10.5(10)*	Asset Purchase Agreement dated as of January 30, 2002 by and among The Segal Group, Inc., a Delaware corporation, and Nextera Enterprises, Inc. and Sibson & Company, LLC, a Delaware limited liability company

10.6(11)*	Letter dated January 9, 2003 between David Schneider and Nextera Enterprises, Inc.

10.7(12)*	Letter dated as of February 1, 2003 between Richard V. Sandler and Nextera Enterprises, Inc.

10.8(13)	Asset Purchase Agreement, dated September 25, 2003, by and among Nextera Enterprises, Inc., Lexecon Inc., CE Acquisition Corp., ERG Acquisition Corp., FTI Consulting, Inc. and LI Acquisition Company, LLC.

10.9(13)	Voting Agreement, dated September 25, 2003, by and among LI Acquisition Company, LLC, FTI Consulting, Inc., Knowledge Universe, Inc. and Nextera Enterprises Holdings, Inc.

10.10(14)*	Employment Agreement dated March 3, 2004 between Nextera and Michael J. Dolan.

Exhibit
Number	Description

10.11(15)*	Form of Non-Qualified Stock Option Agreement for use with the Amended and Restated 1998 Equity Participation Plan

14.1(14)	Nextera Enterprises, Inc. Code of Business Conduct and Ethics.

21.1(15)	List of Subsidiaries

23.1(15)	Consent of Independent Registered Public Accounting Firm

31(15)	Rule 13a-14(a)/15(d)-14(a) Certification

32(15)	Section 1350 Certification

(1)	Filed as an exhibit to Nextera’s Registration Statement on Form S-8 dated November 17, 2000, and incorporated herein by reference.

(2)	Filed as an exhibit to Nextera’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-63789) dated January 21, 1999, and incorporated herein by reference.

(3)	Filed as an exhibit to Nextera’s Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-63789) dated May 17, 1999, and incorporated herein by reference.

(4)	Filed as an exhibit to Nextera’s Form 8-K filed on December 15, 2000, and incorporated herein by reference.

(5)	Filed as an exhibit to Nextera’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

(6)	Filed as an exhibit to Nextera’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(7)	Filed as an appendix to Nextera’s definitive proxy statement for its annual meeting of stockholders held on July 12, 2001, filed on June 20, 2001, and incorporated herein by reference.

(8)	Filed as an exhibit to Nextera’s Amendment No. 6 to Registration Statement on Form S-1 (File No. 333-63789) dated May 6, 1999, and incorporated herein by reference.

(9)	Filed as an exhibit to Nextera’s Quarterly Report on Form 10-Q/ A for the quarter ended September 30, 2000 and incorporated herein by reference.

(10)	Filed as an exhibit to Nextera’s Form 8-K filed on February 15, 2002 and incorporated herein by reference.

(11)	Filed as an exhibit to Nextera’s Form 8-K filed on February 6, 2003 and incorporated herein by reference.

(12)	Filed as an exhibit to Nextera’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(13)	Filed as an exhibit to Nextera’s Form 8-K filed on September 26, 2003 and incorporated herein by reference

(14)	Filed as an exhibit to Nextera’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

(15)	Filed herewith.

*	Indicates a management plan or compensatory plan or arrangement.
(b) Reports on Form 8-K

1.	A Current Report on Form 8-K filed on October 28, 2004 regarding a press release issued with financial information for the three and nine months ended September 30, 2004.

2.	A Current Report on Form 8-K filed on December 22, 2004 regarding a press release issued for the resignation of Karl Sussman as a Director of the Company.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nextera Enterprises, Inc.

By:	/s/ Michael P. Muldowney

Michael P. Muldowney
President and Chief Financial Officer
March 25, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael P. Muldowney Michael P. Muldowney	President and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)	March 25, 2005

/s/ Michael J. Dolan Michael J. Dolan	Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 25, 2005

/s/ Richard V. Sandler Richard V. Sandler	Chairman of the Board of Directors	March 25, 2005

/s/ Steven B. Fink Steven B. Fink	Director	March 25, 2005

/s/ Ralph Finerman Ralph Finerman	Director	March 25, 2005

/s/ Keith D. Grinstein Keith D. Grinstein	Director	March 25, 2005

/s/ Alan B. Levine Alan B. Levine	Director	March 25, 2005

/s/ Stanley E. Maron Stanley E. Maron	Director	March 25, 2005