Form 10-Q
period 2005-03-31
NEXTERA ENTERPRISES INC
filed 2005-04-29
CIK 1070534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☐ No ☑

     As of April 28, 2005 there were 30,025,441 shares of $.001 par value Class A Common Stock outstanding and 3,844,200 shares of $.001 par value Class B Common Stock outstanding.

NEXTERA ENTERPRISES, INC.
Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2005

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Nextera Enterprises, Inc.

Condensed Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data; unaudited)

	March 31,	December 31,
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$16,291	$16,713
Prepaid expenses and other current assets	350	474

Total current assets	16,641	17,187

Property and equipment, net	34	39
Other assets	70	–

Total assets	$16,745	$17,226

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$852	$843
Current portion of long-term debt	258	258

Total current liabilities	1,110	1,101

Long-term debt	470	470
Other long-term liabilities	400	400
Commitments and contingencies	–	–
Stockholders’ equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 600,000 authorized shares designated Series A, 46,402 and 45,619 Series A issued and outstanding at March 31, 2005 and December 31, 2004, respectively	4,640	4,562

Class A Common Stock, $0.001 par value, 95,000,000 shares authorized, 30,025,441 shares issued and outstanding at March 31, 2005 and December 31, 2004	30	30

Class B Common Stock, $0.001 par value, 4,300,000 shares authorized, 3,844,200 shares issued and outstanding at March 31, 2005 and December 31, 2004	4	4

Additional paid-in capital	161,376	161,453
Accumulated deficit	(151,285)	(150,794)

Total stockholders’ equity	14,765	15,255

Total liabilities and stockholders’ equity	$16,745	$17,226

See Notes to Condensed Consolidated Financial Statements

Nextera Enterprises, Inc.

Condensed Consolidated Statements of Operations
(Dollar amounts in thousands, except per share amounts; unaudited)

	Three Months Ended
	March 31
	2005	2004

Net revenues	$–	$–
Cost of revenues	–	–

Gross profit	–	–

Selling, general and administrative expenses	565	760

Operating loss	(565)	(760)

Interest income, net	59	40

Loss from continuing operations before income taxes	(506)	(720)

Provision for income taxes	6	–

Loss from continuing operations	(512)	(720)

Income from discontinued operations	21	–

Net loss	(491)	(720)

Preferred stock dividends	(78)	(73)

Net loss applicable to common stockholders	$(569)	$(793)

Net loss per common share, basic and diluted
Continuing operations	$(0.02)	$(0.02)
Discontinued operations	–	–

Net loss per common share, basic and diluted	$(0.02)	$(0.02)

Weighted average common shares outstanding, basic and diluted	33,870	33,870

See Notes to Condensed Consolidated Financial Statements

Nextera Enterprises, Inc.

Condensed Consolidated Statements of Cash Flows
(Dollar amounts in thousands; unaudited)

	Three Months Ended March 31
	2005	2004

Operating activities
Net loss	$(491)	$(720)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5	2
Non-cash, other	1	–
Change in operating assets and liabilities:
Accounts receivable	–	528
Prepaid expenses and other assets	(33)	305
Accounts payable and accrued expenses	9	(1,501)
Restructuring costs	–	(173)

Net cash used in operating activities	(509)	(1,559)

Investing activities
Purchase of property and equipment	–	(19)
Proceeds from sale of business	87	–

Net cash provided by (used in) investing activities	87	(19)

Net decrease in cash and cash equivalents	(422)	(1,578)

Cash and cash equivalents at beginning of period	16,713	20,124

Cash and cash equivalents at end of period	$16,291	$18,546

See Notes to Condensed Consolidated Financial Statements

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Nextera Enterprises, Inc. (Nextera or the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The balance sheet as of December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

These financial statements should be read in conjunction with the financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 25, 2005.

On November 28, 2003, Nextera Enterprises, Inc. sold substantially all of the assets Lexecon and its subsidiaries used in their economic consulting business (Asset Sale) to FTI Consulting, Inc. and LI Acquisition Company, LLC, a wholly owned subsidiary of FTI (collectively, FTI). As of March 31, 2005 and December 31, 2004, Nextera had no business operations.

Krest, LLC (successor to Knowledge Universe, LLC and Knowledge Universe, Inc.) controls a majority of the voting power of the Company’s equity securities through its ownership of the Company’s Class A Common Stock, Class B Common Stock and Series A Cumulative Preferred Stock.

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

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Recently Issued Accounting Pronouncements

In December of 2004, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (SFAS 123R) which revises SFAS 123 and supersedes APB 25. SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair value. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The cost will be recognized in the financial statements over the period during which the employee is required to provide the service. The Company expects the annual impact of the adoption of SFAS 123R on earnings per share to be less than $0.01 per share. To the extent that share-based payments by the Company increase in the future, the impact on the statement of operations or earnings per share could be materially affected.

On April 14, 2005 the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of SFAS 123R for calendar year companies until the beginning of 2006.

Stock-Based Compensation and Other Equity Instruments

The Company has adopted the disclosure standards of Statement of Financial Accounting Standards No. 148, “Stock-Based Compensation – Transition and Disclosure- an amendment of FASB Statement No. 123” (SFAS 148). SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

If the Company had adopted the optional recognition provisions of SFAS 123, as amended by SFAS 148, for its stock option plans, net loss and net loss per common share would have been changed to the pro forma amounts indicated below:

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three months ended March 31,
	2005	2004
	(dollar amounts in thousands, except per share data)
Net loss as reported	$(491)	$(720)
Compensation expense under SFAS 123	(50)	(294)

Pro forma net loss	$(541)	$(1,014)

Net loss per common share, basic and diluted:
As reported	$(0.02)	$(0.02)

Pro forma	$(0.02)	$(0.03)

The weighted average fair value of options granted during the first quarter of 2005 and 2004 were $0.26 and $0.38, respectively, at the date of the grants. The 2004 options were granted at an exercise price below the Company’s stock price on the day of the grant. Accordingly, a nominal compensation charge is being recorded in the financial statements over the vesting period. As recommended by SFAS 123, the fair values of options were estimated using the Black-Scholes option pricing model utilizing the following assumptions:

	2005	2004

Risk-free interest rates	3.50%	3.75%
Expected lives (years)	3	6
Expected volatility	80%	121%
Dividend rate	0%	0%

Note 3. Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share (“Basic EPS”) is computed by dividing income (loss) from continuing operations applicable to common stockholders and net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (“Diluted EPS”) is the same as the basic loss per share for the three-month periods ended March 31, 2005 and 2004 as the computation of diluted income (loss) per share would have an anti-dilutive effect on loss per share.

Basic and diluted loss per share were calculated as follows:

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended March 31
	2005	2004
	(amounts in thousands
	except per share data)

Loss from continuing operations	$(512)	$(720)
Preferred stock dividends	(78)	(73)

Loss from continuing operations applicable to common stockholders	(590)	(793)

Income from discontinued operations	21	–

Net loss applicable to common stockholders	$(569)	$(793)

Weighted average common shares outstanding—basic and diluted	33,870	33,870

Basic and diluted net loss per common share
Loss from continuing operations	$(0.02)	$(0.02)
Income from discontinued operations	–	–

Net loss per common share, basic and diluted	$(0.02)	$(0.02)

Note 4. Special Charges

Accrued restructuring charges and their utilization for the period presented below is summarized as follows (in thousands):

		Utilized
	Balance			Balance
	at December 31, 2003	Non-Cash	Cash	at March 31, 2004

Severance	$77	$–	$77	$–

Facilities	45	–	45	–

Operating lease obligations	51	–	51	–

	$173	$–	$173	$–

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 5. Income Taxes

No federal tax benefit was recorded for the three-month periods ended March 31, 2005 and 2004 due to the Company’s uncertainty associated with utilizing its net operating losses. The Company did record de minimis state tax expense for the three month period ended March 31, 2005.

Note 6. Comprehensive Income

Comprehensive income (loss) combines net income (loss) and “other comprehensive items” which represent certain amounts that are reported as components of stockholders’ equity in the accompanying balance sheet. For the period ended March 31, 2005, the Company did not have any “other comprehensive items”; thus, comprehensive loss equaled net loss. During the first quarter 2004, comprehensive loss was $0.5 million. Accumulated other comprehensive loss at March 31, 2004 consisted solely of unrealized investment losses.

Note 7. Commitments and Contingencies

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

In connection with the 2003 sale of the Company’s economic consulting business, the Company agreed to indemnify the buyer for a number of matters including the breach of its representations, warranties and covenants contained in the Asset Purchase Agreement. These representations, warranties and covenants related to organization, corporate, financial statement, business, operational, tax, legal, insurance, intellectual property, title to assets, employee, labor, leases, environmental, record keeping, contracts, permits, licenses, authorizations, solvency, cooperation and other matters. A breach or inaccuracy of any of these representations, warranties and covenants could lead to an indemnification claim by the buyer against the Company. Any such indemnification claims could require the Company to pay substantial sums and incur related costs and expenses and have a material adverse effect on the Company’s liquidity, financial condition, future prospects and ability to acquire a new operating business.

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

As a result of the Asset Sale, Nextera ceased to have business operations. The continuing operations in the financial statements consist of operating expenses incurred in operating the corporate entity. Selling, general and administrative expenses consist primarily of salaries and benefits of certain senior management and other administrative personnel, director fees, insurance, legal, professional, marketing, and promotional costs, and facility costs. These expenses are associated with our efforts to identify and develop new business operations and with our management, finance, marketing and administrative activities.

We are currently actively engaged in the process of identifying acquisition candidates and related activities. We have retained a financial advisor to assist in these efforts.

Our tax provision has historically varied from the federal statutory rate of 34% predominately due to deferred tax valuation allowance adjustments, the utilization of net operating losses, and state and local taxes.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2005 AND THREE MONTHS ENDED
MARCH 31, 2004

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 25.7%, or $0.2 million, to $0.6 million for the three months ended March 31, 2005 from $0.8 million for the three months ended March 31, 2004. The decrease in selling, general and administrative expenses from the first quarter of 2004 was primarily attributed to the following components: a decrease of $0.1 million in insurance expense, due to a softening of the insurance markets and reduction in coverage, and a $0.1 million decrease in various expense items including salaries expense, directors fees, and legal and audit expenses. These latter cost reductions were due to decreases in the number of employees, directors, and outsourced professional services in the first quarter of 2005 from the first quarter of 2004. The Company anticipates that selling, general, and administrative expenses will approximate $0.55 million per quarter under the Company’s current structure. If the Company acquires a business, it is expected that the selling, general, and administrative expenses will materially exceed the $0.55 million per quarter.

Interest Income, Net. Interest Income, net increased from $0.04 million for the three months ended March 31, 2004 to $0.06 million for the three months ended March 31, 2005. The increase was due in part to the elimination of minor interest expense charges in 2005 that existed in the first quarter of 2004.

Income taxes. No federal tax benefit was recorded for the three months ended March 31, 2005 and 2004 due to the Company’s uncertainty associated with utilizing its net operating losses. The Company did record de minimis state tax expense for the three month period ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated working capital was $15.5 million on March 31, 2005, compared with working capital of $16.1 million on December 31, 2004. Included in working capital were cash and cash equivalents of $16.3 million and $16.7 million on March 31, 2005 and December 31, 2004, respectively.

Net cash used in operating activities was $0.5 million for the three-months ended March 31, 2005. The primary component of net cash used in operating activities was the net loss of $0.5 million.

Net cash provided by investing activities was $0.1 million for the three-months ended March 31, 2005 relating to the partial collection of the Asset Sale proceeds that were held in escrow. The Company anticipates that its capital expenditures for 2005 will be immaterial, unless it acquires business operations. In such case, capital expenditures may be materially increased.

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

Critical Accounting Policies

Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expense, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates under different assumptions or conditions. A summary of significant accounting polices and a description of accounting policies that are considered critical may be found in our 2004 Annual Report on Form 10-K, filed on March 25, 2005, in the Notes to the Consolidated Financial Statements, Note 2 and the Critical Accounting Policies Section.

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

As of March 31, 2005, we had approximately $52.0 million of net operating loss carryforwards that begin to expire in 2022, for which a 100% valuation allowance has been recorded. The utilization of the net operating loss carryforwards in the future is dependent upon our having U.S. federal taxable income. Currently, we have no business operations and are unable to generate U.S. federal taxable income to utilize the net operating loss carryforwards. We will need to acquire an operating business in order to generate such taxable income. Even if we are able to acquire an operating business, there can be no assurance that we will be able to generate taxable income in the future. Furthermore, the likelihood of an annual limitation on our ability to utilize the net operating loss carryforwards to offset future U.S. federal taxable income is increased by (1) the issuance of common stock, certain convertible preferred stock, options, warrants, or other securities exercisable for common stock, (2) changes in the equity ownership occurring in the last three years and (3) potential future changes in the equity ownership. The amount of an annual limitation can vary significantly based on factors existing at the date of an ownership change. A substantial portion of the net operating loss was used to offset our federal tax liability, other than alternative minimum tax, generated by the Asset Sale. If the net operating loss carryforwards were determined to be subject to annual limitations prior to its utilization to offset the taxable gain from the Asset Sale, our federal tax liability and the net operating loss carryforwards could be materially different and our financial position could be adversely affected. Such limitations could have a material adverse impact on our financial condition, results of operations and cash flows.

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

Krest, LLC (successor to Knowledge Universe, LLC and Knowledge Universe, Inc.) controls 71.8% of the voting power of our stock and can control all matters submitted to our stockholders and its interests may be different from yours.

Krest, LLC owns 8,810,000 shares of Class A Common Stock, 3,844,200 shares of Class B Common Stock, and 46,402 shares of our Series A Preferred Stock, which combined represents approximately 71.8% of the voting power of our outstanding common and preferred stock. The Class A Common Stock entitles its holders to one vote per share, and the Class B Common Stock entitles its holders to ten votes per share, on all matters submitted to a vote of our stockholders, including the election of the members of the Board of Directors. Holders of Series A Preferred Stock are entitled to 145 votes per share, which equals the number of whole shares of Class A Common Stock into which one share of Series A Preferred Stock is convertible. Accordingly, Krest, LLC will be able to determine the disposition of all matters submitted to a vote of our stockholders, including mergers, transactions involving a change in control and other corporate transactions and the terms thereof. In addition, Krest, LLC will be able to elect all of our directors. This control by Krest, LLC could materially adversely affect the market price of the Class A Common Stock or delay or prevent a change in control of our company.

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

Currently, we have no business operations and are not profitable. There is no assurance that even if we are able to acquire business operations that we will be profitable in the future.

Our stock price may be volatile and you could lose all or part of your investment.

We expect that the market price of our common stock will be volatile. Stock prices have risen and fallen in response to a variety of factors, including:

•	quarter-to-quarter variations in operating results; and

•	market conditions in the economy as a whole.

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

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     31 Rule 13a-14(a)/15(d)-14(a) Certification

     32 Section 1350 Certification

(b) Reports on Form 8-K

1.	A Current Report on Form 8-K filed on February 23, 2005 regarding a press release issued with financial information for the fourth quarter and year ended December 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTERA ENTERPRISES, INC. (Registrant)

Date: April 29, 2005	By: /s/ Michael P. Muldowney

Michael P. Muldowney
President and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Date: April 29, 2005	By: /s/ Michael J. Dolan

Michael J. Dolan
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)