Form 10-Q
period 2005-06-30
NEXTERA ENTERPRISES INC
filed 2005-08-10
CIK 1070534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes ☐ No ☑
     As of July 31, 2005 there were 30,025,441 shares of $0.001 par value Class A Common Stock outstanding and 3,844,200 shares of $0.001 par value Class B Common Stock outstanding.

NEXTERA ENTERPRISES, INC.
Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Nextera Enterprises, Inc.
Condensed Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data; unaudited)

	June 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$15,664	$16,713
Prepaid expenses and other current assets	257	474

Total current assets	15,921	17,187

Property and equipment, net	30	39
Other assets	146	–

Total assets	$16,097	$17,226

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$662	$843
Current portion of long-term debt	337	258

Total current liabilities	999	1,101

Long-term debt	391	470
Other long-term liabilities	400	400
Commitments and contingencies	–	–
Stockholders’ equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 600,000 authorized shares designated Series A, 47,234 and 45,619 Series A issued and outstanding at June 30, 2005 and December 31, 2004, respectively	4,723	4,562
Class A Common Stock, $0.001 par value, 95,000,000 shares authorized, 30,025,441 shares issued and outstanding at June 30, 2005 and December 31, 2004	30	30
Class B Common Stock, $0.001 par value, 4,300,000 shares authorized, 3,844,200 shares issued and outstanding at June 30, 2005 and December 31, 2004	4	4
Additional paid-in capital	161,295	161,453
Accumulated deficit	(151,745)	(150,794)

Total stockholders’ equity	14,307	15,255

Total liabilities and stockholders’ equity	$16,097	$17,226

See Notes to Condensed Consolidated Financial Statements

Nextera Enterprises, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share amounts; unaudited)

	Three Months Ended
	June 30
	2005	2004
Net revenues	$–	$–
Cost of revenues	–	–

Gross profit	–	–

Selling, general and administrative expenses	567	691

Operating loss	(567)	(691)

Interest income, net	59	43
Other expense	(37)	–

Loss from continuing operations before income taxes	(545)	(648)

Provision for income taxes	6	–

Loss from continuing operations	(551)	(648)

Income from discontinued operations	91	–

Net loss	(460)	(648)

Preferred stock dividends	(83)	(78)

Net loss applicable to common stockholders	$(543)	$(726)

Net loss per common share, basic and diluted
Continuing operations	$(0.02)	$(0.02)
Discontinued operations	–	–

Net loss per common share, basic and diluted	$(0.02)	$(0.02)

Weighted average common shares outstanding, basic and diluted	33,870	33,870

See Notes to Condensed Consolidated Financial Statements

Nextera Enterprises, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share amounts; unaudited)

	Six Months Ended
	June 30
	2005	2004
Net revenues	$–	$–
Cost of revenues	–	–

Gross profit	–	–

Selling, general and administrative expenses	1,132	1,451

Operating loss	(1,132)	(1,451)

Interest income, net	118	83
Other expense	(37)	–

Loss from continuing operations before income taxes	(1,051)	(1,368)

Provision for income taxes	12	–

Loss from continuing operations	(1,063)	(1,368)

Income from discontinued operations	112	–

Net loss	(951)	(1,368)

Preferred stock dividends	(161)	(151)

Net loss applicable to common stockholders	$(1,112)	$(1,519)

Net loss per common share, basic and diluted
Continuing operations	$(0.04)	$(0.04)
Discontinued operations	0.00	–

Net loss per common share, basic and diluted	$(0.03)	$(0.04)

Weighted average common shares outstanding, basic and diluted	33,870	33,870

See Notes to Condensed Consolidated Financial Statements

Nextera Enterprises, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands; unaudited)

	Six Months Ended June 30
	2005	2004
Operating activities
Net loss	$(951)	$(1,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9	6
Reversal of allowance	(112)	–
Non-cash other	3	3
Change in operating assets and liabilities:
Accounts receivable	–	528
Prepaid expenses and other assets	(32)	943
Accounts payable and accrued expenses	(181)	(2,381)
Restructuring costs	–	(173)

Net cash used in operating activities	(1,264)	(2,442)

Investing activities
Purchase of property and equipment	–	(40)
Proceeds from sale of business	215	–

Net cash provided by (used in) investing activities	215	(40)

Net decrease in cash and cash equivalents	(1,049)	(2,482)

Cash and cash equivalents at beginning of period	16,713	20,124

Cash and cash equivalents at end of period	$15,664	$17,642

See Notes to Condensed Consolidated Financial Statements

NEXTERA ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Nextera Enterprises, Inc. (Nextera or the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
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
On November 28, 2003, Nextera Enterprises, Inc. sold substantially all of the assets Lexecon and its subsidiaries used in their economic consulting business (Asset Sale) to FTI Consulting, Inc. and LI Acquisition Company, LLC, a wholly owned subsidiary of FTI (collectively, FTI). As of June 30, 2005 and December 31, 2004, Nextera had no business operations.
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
If the Company had adopted the optional recognition provisions of SFAS 123, as amended by SFAS 148, for its stock option plans, net loss and net loss per common share would have been changed to the pro forma amounts indicated below:

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
	(Amounts in thousands, except per share data)
Net loss as reported	$(460)	$(648)	$(951)	$(1,368)
Compensation expense under SFAS 123	(44)	(279)	(94)	(572)

Pro forma net loss	$(504)	$(927)	$(1,045)	$(1,940)

Net loss per common share, basic and diluted:
As reported	$(0.02)	$(0.02)	$(0.03)	$(0.04)

Pro forma	$(0.02)	$(0.03)	$(0.04)	$(0.06)

The weighted average fair value of options granted during 2005 and 2004 were $0.26 and $0.38, respectively, at the date of the grants. The 2004 options were granted at an exercise price below the Company’s stock price on the day of the grant. Accordingly, a nominal compensation charge is being recorded in the financial statements over the vesting period. The fair values of options were estimated using the Black-Scholes option pricing model utilizing the following assumptions:

	2005	2004
Risk-free interest rates	3.50%	3.75%
Expected lives (years)	4	6
Expected volatility	80%	121%
Dividend rate	0%	0%

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
Note 3. Basic and Diluted Net Income (Loss) per Common Share
Basic net income (loss) per share (“basic EPS”) is computed by dividing income (loss) from continuing operations applicable to common stockholders and net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (“diluted EPS”) is the same as the basic loss per share for the three and six-month periods ended June 30, 2005 and 2004 as the computation of diluted income (loss) per share would have an anti-dilutive effect on loss per share.
Basic and diluted loss per share were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollar amounts in thousands, except per share data)
Loss from continuing operations	$(551)	$(648)	$(1,063)	$(1,368)
Preferred stock dividends	(83)	(78)	(161)	(151)

Loss from continuing operations applicable to common stockholders	(634)	(726)	(1,224)	(1,519)

Income from discontinued operations	91	–	112	–

Net loss applicable to common stockholders	$(543)	$(726)	$(1,112)	$(1,519)

Weighted average common shares outstanding—basic and diluted	33,870	33,870	33,870	33,870

NEXTERA ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Basic and diluted net loss per
common share
Loss from continuing operations	$(0.02)	$(0.02)	$(0.04)	$(0.04)
Income from discontinued operations	0.00	–	0.00	–

Net loss per common share, basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.04)

Due to rounding differences, the aggregate net loss per common share for the six months ended June 30, 2005 and the net loss per common share from continuing operations does not equal.
Note 4. Special Charges
Accrued restructuring charges and their utilization for the period presented are summarized as follows (in thousands):

		Utilized
	Balance at			Balance at June
	December 31, 2003	Non-Cash	Cash	30, 2004
Severance	$77	$—	$77	$—

Facilities	45	—	45	—

Operating lease obligations	51	—	51	—

	$173	$—	$173	$—

Note 5. Income Taxes
No federal tax benefit was recorded for the three and six-month periods ended June 30, 2005 and 2004 due to the Company’s uncertainty associated with utilizing its net operating losses. The Company did record de minimis state tax expense for the six month period ended June 30, 2005.
Note 6. Comprehensive Income (loss)
Comprehensive income (loss) combines net income (loss) and “other comprehensive items” which represent certain amounts that are reported as components of stockholder’s equity in the accompanying balance sheet. For the three and six month periods ended June 30, 2005, the Company did not have any “other comprehensive items”; thus, comprehensive loss equaled net loss. During the three and six month periods ended June 30, 2004, comprehensive loss was $0.7 million and $1.2 million, respectively. Accumulated other comprehensive loss at June 30, 2004 consisted solely of unrealized investment losses.

NEXTERA ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
In connection with the 2003 sale of the Company’s economic consulting business, the Company agreed to indemnify FTI for a number of matters including the breach of any of its representations, warranties and covenants contained in the Asset Purchase Agreement. These representations, warranties and covenants related to organization, corporate, financial statement, business, operational, tax, legal, insurance, intellectual property, title to assets, employee, labor, leases, environmental, record keeping, contracts, permits, licenses, authorizations, solvency, cooperation and other matters. A breach or inaccuracy of any of these representations, warranties and covenants could lead to an indemnification claim by FTI against the Company. Any such indemnification claims could require the Company to pay substantial sums and incur related costs and expenses and have a material adverse effect on our liquidity, financial condition, future prospects and ability to acquire a new operating business.

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2005 AND THREE MONTHS ENDED JUNE 30, 2004
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 17.9%, or $0.1 million, to $0.6 million for the three months ended June 30, 2005 from $0.7 million for the three months ended June 30, 2004. The decrease in selling, general and administrative expenses from the second quarter of 2004 was primarily attributed to a decrease in insurance expense, due to a softening of the insurance markets along with reductions in coverage, and a decrease in legal and audit expenses due to decreases in outsourced professional services. The Company anticipates that selling, general, and administrative expenses will approximate $0.6 million per quarter under the Company’s current structure. If the Company acquires a business during 2005, it is expected that the selling, general, and administrative expenses will materially exceed the $0.6 million per quarter.
     Interest Income, Net. Interest income, net increased 37.2% to $0.06 million for the three months ended June 30, 2005 from $0.04 million for the three months ended June 30, 2004. The increase was due in part to the elimination of minor interest expense charges in 2005 that existed in 2004.
     Other Expense. Other expense was $0.04 million for the three months ended June 30, 2005. Such expenses were incurred for costs paid to independent third party advisors in connection with the evaluation of a potential business acquisition which was not pursued.
     Income Taxes. No federal tax benefit was recorded for the three months ended June 30, 2005 and 2004 due to the Company’s uncertainty associated with utilizing its net operating losses. The Company did record de minimis state tax expense for the three month period ended June 30, 2005.
COMPARISON OF SIX MONTHS ENDED JUNE 30, 2005 AND SIX MONTHS ENDED JUNE 30, 2004
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 22.0%, or $0.3 million, to $1.1 million for the six months ended June 30, 2005 from $1.4 million for the six months ended June 30, 2004. The decrease in selling, general and administrative expenses from the first six-months of 2004 was primarily attributed to a decrease of $0.2 million in insurance expenses due to a softening of the insurance markets along with reductions in coverage coupled with a $0.1 million decrease in compensation expense and professional fees which were attributed to decreases in the number of employees, directors, and outsourced professional services. The Company anticipates that selling, general, and administrative expenses will approximate $0.6 million per quarter under the Company’s current structure. If the Company acquires a business during 2005, it is expected that the selling, general, and administrative expenses will materially exceed the $0.6 million per quarter.
     Interest Income, Net. Interest income, net increased from $0.08 million for the six months ended June 30, 2004 to $0.12 million for the six months ended June 30, 2005. The increase was due in part to the elimination of minor interest expense charges in 2005 that existed in 2004.
     Other Expense. Other expense was $0.04 million for the six months ended June 30, 2005. Such expenses were incurred for costs paid to independent third party advisors in connection with the evaluation of a potential business acquisition which was not pursued.
     Income Taxes. No federal tax benefit was recorded for the six months ended June 30, 2005 and 2004 due to the Company’s uncertainty associated with utilizing its net operating losses. The Company did record de minimis state tax expense for the six month period ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES
Consolidated working capital was $14.9 million on June 30, 2005, compared with working capital of $16.1 million on December 31, 2004. Included in working capital were cash and cash equivalents of $15.7 million and $16.7 million on June 30, 2005 and December 31, 2004, respectively.
Net cash used in operating activities was $1.3 million for the six months ended June 30, 2005. The primary components of net cash used in operating activities was the net loss of $1.0 million, a decrease in accounts payable of $0.2 million and $0.1 million from the reversal of an allowance for funds that were held in escrow.
Net cash provided by investing activities was $0.2 million for the six months ended June 30, 2005 relating to the partial collection of the Asset Sale proceeds that were held in escrow. The Company anticipates that its capital expenditures for 2005 will be immaterial, unless it acquires business operations. In such case, capital expenditures may be materially increased.
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
In accordance with the Asset Purchase Agreement, we agreed to indemnify FTI for a number of matters including the breach of any of our representations, warranties and covenants contained in the Asset Purchase Agreement. These representations, warranties and covenants related to organization, corporate, financial statement, business, operational, tax, legal, insurance, intellectual property, title to assets, employee, labor, leases, environmental, record keeping, contracts, permits, licenses, authorizations, solvency, cooperation and other matters. A breach or inaccuracy of any of these representations, warranties and covenants could lead to an indemnification claim by FTI against us. Any such indemnification claims could require us to pay substantial sums and incur related costs and expenses and have a material adverse effect on our liquidity, financial condition, future prospects and ability to acquire a new operating business.
Our ability to utilize our net operating loss carryforwards may be limited or eliminated in its entirety.
As of June 30, 2005, we had approximately $52.0 million of net operating loss carryforwards that begin to expire in 2022, for which a 100% valuation allowance has been recorded. The utilization of the net operating loss carryforwards in the future is dependent upon our having U.S. federal taxable income. Currently, we have no business operations and are unable to generate U.S. federal taxable income to utilize the net operating loss carryforwards. We will need to acquire an operating business in order to generate such taxable income. Even if we are able to acquire an operating business, there can be no assurance that we will be able to generate taxable income in the future. Furthermore, the likelihood of an annual limitation on our ability to utilize the net operating loss carryforwards to offset future U.S. federal taxable income is increased by (1) the issuance of common stock, certain convertible preferred stock, options, warrants, or other securities exercisable for common stock, (2) changes in the equity ownership occurring in the last three years and (3) potential future changes in the equity ownership. The amount of an annual limitation can vary significantly based on factors existing at the date of an ownership change. A substantial portion of the net operating loss was used to offset our federal tax liability, other than alternative minimum tax, generated by the Asset Sale. If the net operating loss carryforwards were determined to be subject to annual limitations prior to its utilization to offset the taxable gain from the Asset Sale, our federal tax liability and the net operating loss carryforwards could be materially different and our financial position could be adversely affected. Such limitations could have a material adverse impact on our financial condition, results of operations and cash flows.
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
Krest, LLC owns 8,810,000 shares of Class A Common Stock, 3,844,200 shares of Class B Common Stock, and 47,234 shares of our Series A Preferred Stock, which combined represents approximately 71.8% of the voting power of our outstanding common and preferred stock. The Class A Common Stock entitles its holders to one vote per share, and the Class B Common Stock entitles its holders to ten votes per share, on all matters submitted to a vote of our stockholders, including the election of the members of the Board of Directors. Holders of Series A Preferred Stock are entitled to 145 votes per share, which equals the number of whole shares of Class A Common Stock into which one share of Series A Preferred Stock is convertible. Accordingly, Krest, LLC will be able to determine the disposition of all matters submitted to a vote of our stockholders, including mergers, transactions involving a change in control and other corporate transactions and the terms thereof. In addition, Krest, LLC will be able to elect all of our directors. This control by Krest, LLC could materially adversely affect the market price of the Class A Common Stock or delay or prevent a change in control of our company.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are not currently exposed to changes in interest rates because we do not have any borrowings that have variable rates.
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

PART II – OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
On May 19, 2005, an annual meeting of the stockholders of Nextera was held in Boston, Massachusetts. At the meeting, each director that was a member of the Board of Directors immediately prior to the Annual Meeting was re-elected. Michael P. Muldowney was newly elected to the Board of Directors. The matters voted upon and the votes cast at the annual meeting were as follows:

Election of Directors	Votes For	Votes Withheld
Ralph Finerman	69,483,506	1,560,752
Steven B. Fink	69,700,481	1,343,777
Keith D. Grinstein	69,600,973	1,443,285
Alan B. Levine	69,601,463	1,442,795
Stanley E. Maron	69,491,283	1,552,975
Michael P. Muldowney	69,705,073	1,339,185
Richard V. Sandler	69,492,083	1,552,175

				Broker
Other Matters Voted Upon	For	Votes Against	Abstentions	Non-Votes

Ratification of the selection of Ernst & Young LLP as the independent auditors for the fiscal year ending December 31, 2005.	70,601,290	301,178	141,790	—
Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
31	Rule 13a-14(a)/15(d)-14(a) Certification

32	Section 1350 Certification
(b) Reports on Form 8-K
1.	A Current Report on Form 8-K filed on April 26, 2005 regarding a press release issued with financial information for the first quarter ended March 31, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTERA ENTERPRISES, INC. (Registrant)
Date: August 10, 2005	By: /s/ Michael P. Muldowney
Michael P. Muldowney
President and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Date: August 10, 2005	By: /s/ Michael J. Dolan
Michael J. Dolan
Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)