Form 10-Q
period 2005-09-30
NEXTERA ENTERPRISES INC
filed 2005-11-03
CIK 1070534

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
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
Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
     As of October 31, 2005 there were 30,025,441 shares of $0.001 par value Class A Common Stock outstanding and 3,844,200 shares of $0.001 par value Class B Common Stock outstanding.

NEXTERA ENTERPRISES, INC.
Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Nextera Enterprises, Inc.
Condensed Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data; unaudited)

	September 30,	December 31,
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$15,312	$16,713
Prepaid expenses and other current assets	231	474

Total current assets	15,543	17,187

Property and equipment, net	26	39
Other assets	47	—

Total assets	$15,616	$17,226

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$736	$843
Current portion of long-term debt	337	258

Total current liabilities	1,073	1,101

Long-term debt	391	470
Other long-term liabilities	400	400
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 600,000 authorized shares designated Series A, 48,072 and 45,619 Series A issued and outstanding at September 30, 2005 and December 31, 2004, respectively	4,807	4,562

Class A Common Stock, $0.001 par value, 95,000,000 shares authorized, 30,025,441 shares issued and outstanding at September 30, 2005 and December 31, 2004	30	30

Class B Common Stock, $0.001 par value, 4,300,000 shares authorized, 3,844,200 shares issued and outstanding at September 30, 2005 and December 31, 2004	4	4

Additional paid-in capital	161,212	161,453

Accumulated deficit	(152,301)	(150,794)

Total stockholders’ equity	13,752	15,255

Total liabilities and stockholders’ equity	$15,616	$17,226

See Notes to Condensed Consolidated Financial Statements

Nextera Enterprises, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share amounts; unaudited)

	Three Months Ended
	September 30
	2005	2004

Net revenues	$—	$—
Cost of revenues	—	—

Gross profit	—	—

Selling, general and administrative expenses	491	662

Operating loss	(491)	(662)

Interest income, net	64	44
Other expense	(142)	—

Loss from continuing operations before income taxes	(569)	(618)

Provision for income taxes	6	—

Loss from continuing operations	(575)	(618)

Income from discontinued operations	19	—

Net loss	(556)	(618)

Preferred stock dividends	(84)	(78)

Net loss applicable to common stockholders	$(640)	$(696)

Net loss per common share, basic and diluted
Continuing operations	$(0.02)	$(0.02)
Discontinued operations	—	—

Net loss per common share, basic and diluted	$(0.02)	$(0.02)

Weighted average common shares outstanding, basic and diluted	33,870	33,870

See Notes to Condensed Consolidated Financial Statements

Nextera Enterprises, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share amounts; unaudited)

	Nine Months Ended
	September 30
	2005	2004

Net revenues	$—	$—
Cost of revenues	—	—

Gross profit	—	—
Selling, general and administrative expenses	1,623	2,113

Operating loss	(1,623)	(2,113)

Interest income, net	182	127
Other expense	(179)	—

Loss from continuing operations before income taxes	(1,620)	(1,986)

Provision for income taxes	18	—

Loss from continuing operations	(1,638)	(1,986)

Income from discontinued operations	131	—

Net loss	(1,507)	(1,986)

Preferred stock dividends	(245)	(229)

Net loss applicable to common stockholders	$(1,752)	$(2,215)

Net loss per common share, basic and diluted
Continuing operations	$(0.06)	$(0.07)
Discontinued operations	0.00	—

Net loss per common share, basic and diluted	$(0.05)	$(0.07)

Weighted average common shares outstanding, basic and diluted	33,870	33,870

See Notes to Condensed Consolidated Financial Statements

Nextera Enterprises, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands; unaudited)

	Nine Months Ended September 30
	2005	2004

Operating activities
Net loss	$(1,507)	$(1,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13	11
Reversal of allowance	(131)	—
Non-cash other	4	4
Change in operating assets and liabilities:
Accounts receivable	—	528
Prepaid expenses and other assets	90	607
Accounts payable and accrued expenses	(107)	(2,370)
Restructuring costs	—	(173)

Net cash used in operating activities	(1,638)	(3,379)

Investing activities
Purchase of property and equipment	—	(40)
Proceeds from sale of business	237	828

Net cash provided by investing activities	237	788

Net decrease in cash and cash equivalents	(1,401)	(2,591)

Cash and cash equivalents at beginning of period	16,713	20,124

Cash and cash equivalents at end of period	$15,312	$17,553

See Notes to Condensed Consolidated Financial Statements

NEXTERA ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Nextera Enterprises, Inc. (Nextera or the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
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
On November 28, 2003, Nextera Enterprises, Inc. sold substantially all of the assets Lexecon and its subsidiaries used in their economic consulting business (Asset Sale) to FTI Consulting, Inc. and LI Acquisition Company, LLC, a wholly owned subsidiary of FTI (collectively, FTI). As of September 30, 2005 and December 31, 2004, Nextera had no business operations.
Krest, LLC (successor to Knowledge Universe, LLC and Knowledge Universe, Inc.) controls a majority of the voting power of our equity securities through its ownership of our Class A Common Stock, Class B Common Stock and Series A Cumulative Preferred Stock.
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
If the Company had adopted the optional recognition provisions of SFAS 123, as amended by SFAS 148, for its stock option plans, net loss and net loss per common share would have been changed to the pro forma amounts indicated below:

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
	(Amounts in thousands, except per share data)
Net loss as reported	$(556)	$(618)	$(1,507)	$(1,986)
Compensation expense under SFAS 123	(43)	(278)	(136)	(850)

Pro forma net loss	$(599)	$(896)	$(1,643)	$(2,836)

Net loss per common share, basic and diluted:
As reported	$(0.02)	$(0.02)	$(0.05)	$(0.07)

Pro forma	$(0.02)	$(0.03)	$(0.06)	$(0.09)

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
On April 14, 2005 the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of SFAS 123R for calendar year companies until the beginning of 2006. The Company is in the process of analyzing FAS 123R and expects to implement this new statement in the first quarter of 2006.
Note 3. Basic and Diluted Net Income (Loss) per Common Share
Basic net income (loss) per share (“basic EPS”) is computed by dividing income (loss) from continuing operations applicable to common stockholders and net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (“diluted EPS”) is the same as the basic loss per share for the three and nine-month periods ended September 30, 2005 and 2004 as the computation of diluted income (loss) per share would have an anti-dilutive effect on loss per share.
Basic and diluted loss per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollar amounts in thousands, except per share data)
Loss from continuing operations	$(575)	$(618)	$(1,638)	$(1,986)
Preferred stock dividends	(84)	(78)	(245)	(229)

Loss from continuing operations applicable to common stockholders	(659)	(696)	(1,883)	(2,215)

Income from discontinued operations	19	—	131	—

Net loss applicable to common stockholders	$(640)	$(696)	$(1,752)	$(2,215)

Weighted average common shares outstanding—basic and diluted	33,870	33,870	33,870	33,870

NEXTERA ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Basic and diluted net loss per common share
Loss from continuing operations	$(0.02)	$(0.02)	$(0.06)	$(0.07)
Income from discontinued operations	0.00	—	0.00	—

Net loss per common share, basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.07)

Due to rounding differences, the aggregate net loss per common share for the nine months ended September 30, 2005 and the net loss per common share from continuing operations for the nine months ended September 30, 2005 do not equal.
Note 4. Special Charges
Accrued restructuring charges and their utilization for the period presented are summarized as follows (in thousands):

		Utilized
				Balance at
	Balance at			September 30,
	December 31, 2003	Non-Cash	Cash	2004

Severance	$77	$—	$77	$—

Facilities	45	—	45	—

Operating lease obligations	51	—	51	—

	$173	$—	$173	$—

Note 5. Income Taxes
No federal tax benefit was recorded for the three and nine-month periods ended September 30, 2005 and 2004 due to the Company’s uncertainty associated with utilizing its net operating losses. The Company did record de minimis state tax expense for the nine month period ended September 30, 2005.
Note 6. Comprehensive Income (loss)
Comprehensive income (loss) combines net income (loss) and “other comprehensive items” which represent certain amounts that are reported as components of stockholder’s equity in the accompanying balance sheet. For the three and nine-month periods ended September 30, 2005, the Company did not have any “other comprehensive items”; thus, comprehensive loss equaled net loss. During the three and nine-month periods ended September 30, 2004, comprehensive loss was $0.6 million and $1.8 million, respectively.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2005 AND THREE MONTHS ENDED SEPTEMBER 30, 2004
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 25.8%, or $0.2 million, to $0.5 million for the three months ended September 30, 2005 from $0.7 million for the three months ended September 30, 2004. The decrease in selling, general and administrative expenses from the third quarter of 2004 was primarily attributed to a decrease in insurance expense, due to a softening of the insurance markets along with reductions in coverage coupled with insurance refunds, and a decrease in legal and audit expenses due to decreases in outsourced professional services. The Company anticipates that selling, general, and administrative expenses will approximate $0.5 million per quarter under the Company’s current structure. If the Company acquires a business during 2005, it is expected that the selling, general, and administrative expenses will materially exceed the $0.5 million per quarter.
     Interest Income, Net. Interest income, net increased 45.5% to $0.06 million for the three months ended September 30, 2005 from $0.04 million for the three months ended September 30, 2004. The increase was due in part to the elimination of minor interest expense charges in 2005 that existed in 2004.
     Other Expense. Other expense was $0.14 million for the three months ended September 30, 2005. Such expenses were incurred for costs paid to third parties in connection with the evaluation of potential business acquisition opportunities.
     Income Taxes. No federal tax benefit was recorded for the three months ended September 30, 2005 and 2004 due to the Company’s uncertainty associated with utilizing its net operating losses. The Company did record de minimis state tax expense for the three month period ended September 30, 2005.
COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2005 AND NINE MONTHS ENDED SEPTEMBER 30, 2004
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 23.2%, or $0.5 million, to $1.6 million for the nine months ended September 30, 2005 from $2.1 million for the nine months ended September 30, 2004. The decrease in selling, general and administrative expenses from the first nine months of 2004 was primarily attributed to a decrease of $0.3 million in insurance expenses due to a softening of the insurance markets, reductions in coverage, coupled with an insurance refund and a $0.2 million decrease in compensation expense and professional fees which were attributed to decreases in the number of employees, directors, and outsourced professional services. The Company anticipates that selling, general, and administrative expenses will approximate $0.5 million per quarter under the Company’s current structure. If the Company acquires a business during 2005, it is expected that the selling, general, and administrative expenses will materially exceed the $0.5 million per quarter.
     Interest Income, Net. Interest income, net increased from $0.13 million for the nine months ended September 30, 2004 to $0.18 million for the nine months ended September 30, 2005. The increase was due in part to the elimination of minor interest expense charges in 2005 that existed in 2004.
     Other Expense. Other expense was $0.18 million for the nine months ended September 30, 2005. Such expenses were incurred for costs paid to third parties in connection with the evaluation of potential business acquisition opportunities.
     Income Taxes. No federal tax benefit was recorded for the nine months ended September 30, 2005 and 2004 due to the Company’s uncertainty associated with utilizing its net operating losses. The Company did record de minimis state tax expense for the nine month period ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES
Consolidated working capital was $14.5 million on September 30, 2005, compared with working capital of $16.1 million on December 31, 2004. Included in working capital were cash and cash equivalents of $15.3 million and $16.7 million on September 30, 2005 and December 31, 2004, respectively.
Net cash used in operating activities was $1.6 million for the nine months ended September 30, 2005. The primary component of net cash used in operating activities was the net loss of $1.5 million, a decrease in accounts payable of $0.1 million, a $0.1 million increase in prepaid expenses and $0.1 million from the reversal of an allowance for funds that were held in escrow.
Net cash provided by investing activities was $0.2 million for the nine months ended September 30, 2005 relating to the partial collection of the Asset Sale proceeds that were held in escrow. The Company anticipates that its capital expenditures for 2005 will be immaterial, unless it acquires business operations. In such case, capital expenditures may be materially increased.
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
As of September 30, 2005, we had approximately $53.0 million of net operating loss carryforwards that begin to expire in 2021, for which a 100% valuation allowance has been recorded. The utilization of the net operating loss carryforwards in the future is dependent upon our having U.S. federal taxable income. Currently, we have no business operations and are unable to generate U.S. federal taxable income to utilize the net operating loss carryforwards. We will need to acquire an operating business in order to generate such taxable income. Even if we are able to acquire an operating business, there can be no assurance that we will be able to generate taxable income in the future. Furthermore, the likelihood of an annual limitation on our ability to utilize the net operating loss carryforwards to offset future U.S. federal taxable income is increased by (1) the issuance of common stock, certain convertible preferred stock, options, warrants, or other securities exercisable for common stock, (2) changes in the equity ownership occurring in the last three years and (3) potential future changes in the equity ownership. The amount of an annual limitation can vary significantly based on factors existing at the date of an ownership change. A substantial portion of the net operating loss was used to offset our federal tax liability, other than alternative minimum tax, generated by the Asset Sale. If the net operating loss carryforwards were determined to be subject to annual limitations prior to its utilization to offset the taxable gain from the Asset Sale, our federal tax liability and the net operating loss carryforwards could be materially different and our financial position could be adversely affected. Such limitations could have a material adverse impact on our financial condition, results of operations and cash flows.
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

Krest, LLC (successor to Knowledge Universe, LLC and Knowledge Universe, Inc.) controls 71.9% of the voting power of our stock and can control all matters submitted to our stockholders and its interests may be different from yours.
Krest, LLC owns 8,810,000 shares of Class A Common Stock, 3,844,200 shares of Class B Common Stock, and 48,072 shares of our Series A Preferred Stock, which combined represents approximately 71.9% of the voting power of our outstanding common and preferred stock. The Class A Common Stock entitles its holders to one vote per share, and the Class B Common Stock entitles its holders to ten votes per share, on all matters submitted to a vote of our stockholders, including the election of the members of the Board of Directors. Holders of Series A Preferred Stock are entitled to 145 votes per share, which equals the number of whole shares of Class A Common Stock into which one share of Series A Preferred Stock is convertible. Accordingly, Krest, LLC will be able to determine the disposition of all matters submitted to a vote of our stockholders, including mergers, transactions involving a change in control and other corporate transactions and the terms thereof. In addition, Krest, LLC will be able to elect all of our directors. This control by Krest, LLC could materially adversely affect the market price of the Class A Common Stock or delay or prevent a change in control of our company.
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

PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
31	Rule 13a-14(a)/15(d)-14(a) Certification

32	Section 1350 Certification
(b) Reports on Form 8-K
1.	A Current Report on Form 8-K filed on July 21, 2005 regarding a press release issued with financial information for the second quarter ended June 30, 2005.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTERA ENTERPRISES, INC.
(Registrant)

Date: November 3, 2005	By: /s/ Michael P. Muldowney

Michael P. Muldowney
President and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Date: November 3, 2005	By: /s/ Michael J. Dolan

Michael J. Dolan
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)