Form 10-K
period 2005-12-31
NEXTERA ENTERPRISES INC
filed 2006-03-31
CIK 1070534

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Class A Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  YES ☐     NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Exchange Act Rule 12b-2.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

As of June 30, 2005, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant was approximately $7,374,654, based on the closing price of the registrant’s Class A Common Stock as quoted by the Pink Sheets LLC on June 30, 2005 of $0.35 per share.

As of March 27, 2006, 38,492,851 shares of registrant’s Class A Common Stock, $0.001 par value, were outstanding and 3,844,200 shares of registrant’s Class B Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated into this report by reference:

1. Part III. Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

Forward-Looking Statements

The following discussion contains “forward-looking statements.” Forward-looking statements give our current expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use words such as “may,” “could,” “will,” “continue,” “should,” “would,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these forward-looking statements include statements relating to future actions or the outcome of financial results. From time to time, we also may provide oral or written forward-looking statements in other materials released to the public. Any or all of the forward-looking statements in this annual report and in any other public statements may turn out to be incorrect. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Our actual results may differ materially from those stated or implied by such forward-looking statements.

Factors that could cause our actual results to differ materially include, but are not limited to:

•	retention of our key personnel, particularly Mr. Millin, and our ability to attract and retain other personnel critical to our business;

•	our ability to develop and introduce new products in a highly competitive marketplace and successfully execute market expansion plans;

•	the impact of competition within our markets, and our ability to compete against companies that are larger and more well-established than we are, with significantly greater resources than us;

•	our reliance on third parties for all of our product manufacturing requirements;

•	the loss of any of our significant customers, as our sales are concentrated among a relatively small number of customers;

•	claims against us for infringement of intellectual property;

•	our ability to repay the indebtedness and comply with the covenants under our senior secured credit facilities; and

•	other factors detailed in “Item 1A. Risk Factors” below.

New factors emerge from time to time, and it is not possible for us to predict all these factors nor can we assess the impact of these factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Given these risks and uncertainties, you should not place undue reliance on forward-looking statements as a prediction of actual results.

PART I

As used in this report, the terms “we,” “our,” “ours,” and “us” refer to Nextera Enterprises, Inc., a Delaware corporation, or Nextera, and its wholly owned subsidiaries. In addition, the term “Woodridge” refers to Woodridge Labs, Inc. for all periods prior to March 9, 2006, and to W Lab Acquisition Corp., or WLab, a wholly owned subsidiary of Nextera, from and after March 9, 2006, unless the context indicates otherwise.

ITEM 1.	BUSINESS

Overview

Nextera was formed in 1997 and had historically focused on building a portfolio of consulting companies through multiple acquisitions. Nextera formerly offered services in three practice areas: technology consulting, human capital consulting, and economic consulting. Nextera exited the technology consulting business during the latter half of 2001 and sold the human capital consulting business in January 2002. In November 2003, Nextera and its direct and indirect subsidiaries sold substantially all of the assets used in their economic consulting business and, as a result of such sale, we ceased to have business operations. Accordingly, all results from our former consulting operations have been classified as discontinued operations.

As part of our strategy to increase stockholder value through the acquisition of one or more ongoing businesses or operations, on March 9, 2006, Nextera’s wholly owned subsidiary WLab completed the purchase of substantially all of the assets of Woodridge Labs, Inc., which transaction is referred to in this report as the Transaction. The Woodridge business currently comprises our sole operating business.

In connection with the acquisition of the Woodridge business on March 9, 2006, we entered into a Credit Agreement, comprising a $10 million fully-drawn term loan and a four-year $5 million revolving credit facility, of which $3 million was drawn at the time of acquisition of the Woodridge business.

Overview of Woodridge

Woodridge is an independent developer and marketer of branded consumer products that offer simple, effective solutions to niche personal care needs. Since its formation in 1996, Woodridge has built its reputation and market position by identifying and exploiting underdeveloped opportunities within the personal care market, and by commercializing distinctive, branded products that are intended to directly address the specific demands of niche applications. In addition to its flagship Vita-K Solution product line, Woodridge has created a portfolio of other existing and development-stage consumer products, covering a wide range of uses and applications.

Woodridge’s products are marketed at retail under the following core brands: Vita-K Solution®, DermaFreeze 365tm, Bath Loungetm, Psssssst®, Stoppers-4®, Vita-C2tm, Firminol-10® and TurboShave®. With its portfolio of products, Woodridge offers consumers affordable alternatives to expensive dermatologist treatments, while also offering retailers profitable and in-demand products. Woodridge products can currently be found in over 21,000 retail locations across the U.S. and Canada. For the fiscal year ended December 31, 2005, Woodridge’s top customers included Walgreens, CVS, Rite-Aid and Albertson’s (including Savon pharmacy).

Woodridge was founded in 1996 by Joseph Millin and Scott Weiss in Van Nuys, California. Mr. Millin has over 20 years of sales and product development experience in the personal care industry, having previously served in various senior management and operational positions with CCA Industries, Inc., Freeman Cosmetic Corp., and Cosmania, Inc. Mr. Weiss has over 20 years of experience as an operating executive and practicing certified public accountant.

All of Woodridge’s manufacturing, production and onsite assembly is presently outsourced to third parties, allowing Woodridge to focus on its core strength of discovering, developing and marketing niche personal care products. Most of Woodridge’s material warehousing and distribution functions are handled in-house and supervised by Woodridge management.

Products

Woodridge has developed a diverse portfolio of products, sold under a variety of brands. Each product seeks to provide a symptom-specific solution to a common skin or other personal care condition. Woodridge management believes that the success of its products can be attributed to (i) their effectiveness in delivering the desired benefits, (ii) the value proposition offered to consumers based on the products’ quality and price point, and (iii) the attractiveness of their packaging.

Woodridge’s major brands are described below:

Vita-K Solution

Vita-K Solution is marketed as a line of symptom-specific products that utilize vitamin K to provide cosmetic remedies. Since its retail launch in 1998, the Vita-K Solution brand continues to be Woodridge’s top-selling product line with the greatest number of individual products. For the 52-week period ending December 25, 2005, Vita-K Solution was the top brand in the Fade/Bleach segment within the drugstore retail channel (as measured by Information Resources, Inc., or IRI), ranked by dollar sales. Gross sales for the Vita-K Solution product line comprised 80%, 82% and 45% of total Woodridge gross sales for 2003, 2004 and 2005, respectively.

Woodridge introduced its Vita-K Solution for Spider Veins in 1998. Woodridge has established Vita-K Solution as an important skincare brand for retailers, and has further penetrated the market by launching additional Vita-K Solution products that target other common skin ailments. Currently, Woodridge markets multiple products under the Vita-K Solution brand, including: Vita-K Solution for Spider Veins; Vita-K Solution for Scars & Bruises; Vita-K Solution for Blotchy Skin; Vita-K Solution for Dark Circles; Vita-K Solution for Stretch Marks; Vita-K Solution for Sun Spots; Vita-K Solution At Home Microdermabrasion Kit; Vita-K Solution At Home Chemical Peel Kit; and Vita-K Solution for Deep Facial Lines. Woodridge also has several Vita-K Solution brand extensions currently in the initial phases of distribution.

DermaFreeze365

DermaFreeze365 Instant Line Relaxing Formula is marketed as an anti-line and wrinkle cream based on GABA-BIOX technology that was launched by Woodridge during the first quarter of 2005. The product offers consumers the benefits of two anti-aging compounds: Gamma-Amino Butyric Acid, a new ingredient in modern skincare technology, and BioxiLift which is believed to produce a cumulative reduction in the appearance of fine lines and wrinkles. Woodridge also has several DermaFreeze365 brand extensions currently in the initial phases of distribution. The DermaFreeze365 product line represented 33% of the 2005 gross sales of Woodridge.

In March 2005, a third party filed a lawsuit against Woodridge Labs, Inc. in the U.S. District Court for the Southern District of New York for trademark infringement, trademark dilution and false advertising in relation to the DermaFreeze365 product line, which action is pending. In the complaint, the complainant alleges that Woodridge Labs, Inc. intentionally copied the trademark, package design and advertising of a competing product line. We are not party to this litigation and Woodridge Labs, Inc. has agreed to indemnify us for any liabilities arising in relation to this litigation or any related action. See “Item 3. Legal Proceedings” below.

Bath Lounge

Released in the third quarter of 2004, the Bath Lounge product line consists of six “bath cocktails,” each with a “flavor” based upon popular, colorful and fragrant beverages. Each “cocktail” is marketed as a scented 3-in-1 body wash, shampoo and conditioner. Bath Lounge products are formulated to be used individually, or blended together. Each flavor is available in various sizes, and can also be purchased as part of a “cocktail kit” set containing several flavors.

Psssssst

In December 2002, Woodridge acquired the Psssssst trademark and formulation from Procter & Gamble, or P&G, as part of Woodridge’s strategy to revive and reintroduce niche-oriented orphan brands through Woodridge’s sales and marketing network. Psssssst is marketed as a dry shampoo product delivered in an aerosol spray formulation. The product was originally marketed by P&G in the 1970s as a shampoo alternative, but was slowly phased out in the mid-1980s. After certain of Woodridge’s top retail customers identified a significant continuing, yet unmet, demand for the Psssssst product line, Woodridge acquired the technology from P&G and began distributing three Psssssst products to retailers during the first quarter of 2003.

Stoppers-4

Stoppers-4, which was launched in 1998, is marketed as an oral moisturizer in a spray formulation. This product, when used as directed, can be a source of relief from the persistent problem of dry mouth. The multiple enzyme formulation assists users in maintaining optimum oral moisture levels.

Vita-C2

In 2004, Woodridge began to market products under its Vita-C2 brand. The Vita-C2 product line was developed as a sister line to the popular Vita-K Solution product line, and consists of the Vita-C2 Clear Professional Acne Treatment Kit and a line of skin products called Vita-C2 Lift, which product line contains four formulas specifically designed to help and treat key problem areas.

Sales, Marketing and Distribution

Woodridge markets its products to major drug, food and mass-merchandise retail chains through a dedicated team of internal sales managers, as well as a sales force of independent sales representatives. We have four primary objectives, which underlie our sales and marketing strategy: (i) service and protect existing customer accounts; (ii) expand product distribution by winning new customer accounts; (iii) promote increased awareness of Woodridge’s brands and product attributes; and (iv) maintain and strengthen Woodridge’s market position.

Woodridge has an established national sales and distribution network that covers substantially all of its existing drug, grocery and mass retail customers. At present, Woodridge maintains relationships with over 13 sales representative agencies located in key markets across the U.S. This sales representative agency network provides Woodridge with a sales force of over 50 specialized sales professionals. Woodridge management believes that Woodridge’s combined internal and external sales and marketing network is well-positioned to expand Woodridge’s penetration of existing accounts, and to penetrate new accounts and distribution channels.

Woodridge regularly participates in various co-operative marketing programs with retailers to further enhance consumer awareness of its products and brands. At times, Woodridge works directly with retailers to design the plan-o-grams, or drawings illustrating product placement, for its brands, as well as to develop in-store displays, special events, promotional activities and marketing campaigns for its products. These programs are designed to obtain or enhance distribution at the retail level and to provide incentives to consumers at the point-of-purchase. Woodridge also utilizes consumer promotions, such as direct mail programs and on-package offers, to encourage consumer demand for its products.

Sales to customers are generally made pursuant to purchase orders, and consequently Woodridge does not have a material order backlog. Consistent with customary practice in the packaged goods industry, Woodridge accepts authorized returns of un-merchandisable, defective or discontinued products.

Customers

Woodridge’s principal customers include chain drugstores, or the drugstore channel, mass volume retailers, national mass merchandisers and grocery chains. In the year ended December 31, 2005, Woodridge’s five largest customers represented approximately 73% of Woodridge’s gross sales, and had all been customers of Woodridge for at least five years.

Woodridge’s products are predominately sold in the drugstore channel, and Woodridge has developed a strategic working relationship with its drugstore channel customers. Woodridge’s customer relationships provide Woodridge with a number of important benefits, including facilitating new product introductions and access to adequate shelf space.

Woodridge’s principal customer relationships include Walgreens, Rite Aid, and CVS, who account for 26%, 17%, and 16% of gross sales in the year ended December 31, 2005, respectively. No other customer accounted for more than 10% of gross sales in the year ended December 31, 2005. As is customary in the personal care industry, Woodridge does not enter into long-term or exclusive contracts with its customers. Sales to customers are generally made pursuant to purchase orders, and consequently none of Woodridge’s customers are under an obligation to continue purchasing products from Woodridge in the future. We expect that Walgreens, Rite Aid, and CVS and a small number of other customers will continue to account for a large portion of Woodridge’s net sales.

New Product Development

Woodridge strives to maintain the value of its existing products, and to achieve increased market penetration, through aggressive product line and brand extensions. Furthermore, Woodridge’s growth strategy includes an increased emphasis on new product development, both through extending Woodridge core brands and through expanding the Woodridge presence into new product categories. To achieve these objectives, Woodridge relies on internal market research as well as outside product developers to identify new product formulations and line extensions that management believes will address consumer needs and demands. Historically, Woodridge has used three internal personnel for product development along with one contracted outside consultant. All new product concepts are researched before launch, and, to the extent necessary or required, undergo independent clinical testing.

Manufacturing and Production

Woodridge uses third-party resources for all of its manufacturing and production requirements. Woodridge believes that contract manufacturing helps maximize Woodridge’s flexibility and responsiveness to industry and consumer trends, while helping to minimize the need for significant capital expenditures. Woodridge selects contract manufacturers based on its evaluation of several factors, including manufacturing capacity, access to raw materials, quality control disciplines, research and development capabilities, regulatory compliance, timely delivery, management, financial strength and competitive pricing.

Woodridge’s primary contract manufacturers provide comprehensive services from product development through manufacturing and filling of compounds, and are responsible for such matters as ongoing quality testing and procurement of certain raw materials. Typically, final boxing and packaging of Woodridge’s products are performed at Woodridge’s distribution facility in Van Nuys, California. All of Woodridge’s products are manufactured on a purchase order basis and Woodridge does not have any long-term obligations or commitments.

Woodridge continually evaluates its existing supply relationships to ensure that Woodridge utilizes the most cost-effective, flexible and strategically appropriate arrangements available. Woodridge also continually evaluates opportunities to improve efficiencies and reduce costs by either outsourcing or insourcing certain areas of the product production cycle. Furthermore, Woodridge actively works to develop alternative supply and distribution relationships, and Woodridge management believes that future changes in supplier relationships would not have a material adverse affect on Woodridge’s operations.

Competition

The personal care industry is highly competitive, characterized by a fragmented universe of industry players (both large and smaller scale). Many other companies, large and small, manufacture and sell products that are similar to our personal care products, including major retail customers that sell “private label” or “house” brands. Sources of competitive advantage include product quality and effectiveness, brand identity, advertising and promotion, product innovation, distribution capability and price.

Many of Woodridge’s principal competitors are well-established firms that are more diversified and have substantially greater financial and marketing resources than Woodridge. Major competitors principally include large consumer products companies, such as Procter & Gamble, Unilever, KAO Corporation, and L’Oreal, and over-the-counter pharmaceutical companies, such as Pfizer and Johnson & Johnson, as well as a large number of companies with revenues of less than $100 million. Many of our competitors are able to make significantly greater expenditures for product development, advertising, promotion and marketing in order to achieve and maintain both consumer and trade acceptance of their personal care products. In addition, the personal care industry is subject to rapidly changing consumer preferences and industry trends.

Part of Woodridge’s strategy to offset the level of competition is to develop products and brands that focus on niche markets or sub-segments of larger markets. By focusing on narrow market segments, Woodridge believes it is able to limit the degree of competition it faces, as larger competitors may focus less on these smaller niche markets and market sub-segments.

Growth Strategy

Woodridge is continually exploring new opportunities to increase its market presence and enhance its financial performance. To this end, management has identified several specific growth opportunities, including, but not limited to: (i) developing additional product lines and brands and increasing the range of products sold under Woodridge’s current top-selling brands; (ii) expanding distribution by seeking to increase shelf space with existing retail customers, and to gain shelf space at new retailers, particularly mass volume retailers and grocery chains; (iii) identifying, acquiring and reinvigorating orphan trademarks and brands that hold untapped growth potential; (iv) initiating more comprehensive advertising and promotional campaigns in support of Woodridge brands; and (v) opportunistically expanding into international markets.

Intellectual Property

Woodridge has registered, or has pending applications for the registration of, its Vita-K Solution®, DermaFreeze365tm, Bath Loungetm, Firminol-10®, TurboShave®, Stoppers-4®, GABA-BIOXtm, GABA-BIOX Lifting Complextm, Pre-Kinitm, Psssssst®, The Skin Firming Miracle in a Bottletm, Under Eyebrytentm, Virtual Lasertm, Wrinkl-eeztm and other trademarks and brand names in the U.S., as well as in certain foreign countries. Woodridge has an exclusive license from the University of Medicine and Dentistry of New Jersey with respect to U.S. Patent #6,187,822 regarding topical vitamin K delivery systems, which patent was filed on June 11, 1999 and expires 20 years from that date. Woodridge also has a patent pending in the U.S. for Gamma-Amino Butyric Acid Composition, U.S. Patent Application #11/072184.

Woodridge believes its position in the marketplace depends to a significant extent upon the goodwill engendered by its trademarks, trade dress and brand names, and, therefore, considers trademark protection to be important to its business. Accordingly, Woodridge actively monitors the market for its products to ensure that its trademarks and other intellectual property are not infringed upon.

In March 2005, a third party filed a lawsuit against Woodridge Labs, Inc. in the U.S. District Court for the Southern District of New York for trademark infringement, trademark dilution and false advertising in relation to the DermaFreeze365 product line, which action is pending. In the complaint, the complainant alleges that Woodridge Labs, Inc. intentionally copied the trademark, package design and advertising of a competing product line. We are not party to this litigation and Woodridge Labs, Inc. has agreed to indemnify us for any liabilities arising in relation to this litigation or any related action. See “Item 3. Legal Proceedings” below.

Government Regulation

Currently, none of Woodridge’s products requires pre-market approval from any regulatory body. However, all of the current and future products that Woodridge markets are potentially subject to regulation by government agencies, such as U.S. Food and Drug Administration, the Federal Trade Commission, and various federal, state and/or local regulatory bodies. In the event that any future regulations were to require approval for any of Woodridge’s products, or should require approval for any planned products, Woodridge intends to take all necessary and appropriate steps to obtain such approvals.

Employees

As of December 31, 2005, Nextera had four full-time employees and one part-time employee. As of March 9, 2006, immediately following the closing of the Transaction, Nextera and WLab had 15 full-time employees and one part-time employee. None of our employees are represented by a union or subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Segments and Geographical Information

Woodridge operates in a single market segment. As of and for the years ended December 31, 2005 and 2004, substantially all of Woodridge’s and Nextera’s revenues and long-lived assets related to operations in the United States.

Seasonality

Seasonality has not generally had a significant impact on Woodridge’s gross sales.

Inflation

We believe that inflation has not had a material effect on Woodridge’s results of operations.

Availability of Public Reports

As soon as is reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports, are available free of charge on our internet website at http://www.nextera.com. Information contained on our website is not part of this report. They are also available free of charge on the SEC’s website at http://www.sec.gov. In addition, any materials filed with the SEC may be read by the public at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A.	RISK FACTORS

You should carefully consider, among other potential risks, the following risk factors as well as all other information set forth or referred to in this report before purchasing shares of our common stock. Investing in our common stock involves a high degree of risk. If any of the following events or outcomes actually occurs, our business operating results and financial condition would likely suffer. As a result, the trading price of our common stock could decline, and you may lose all or part of the money you paid to purchase our common stock.

The loss of key personnel and the difficulty of attracting and retaining qualified personnel could harm our business and results of operations.

Our success depends heavily upon the continued contributions of our senior management and employees, particularly Mr. Millin (Nextera’s president and the president and chief executive officer of WLab), many of whom would be difficult to replace. Mr. Millin has been the principal managing officer of Woodridge for the past nine years, and the future success of the Woodridge business will depend on his continued service and attention to the business. In addition, we have hired all of the former employees of Woodridge as part of the Transaction, and will continue to rely on their knowledge of the business. If key employees terminate their employment with us, our business may be significantly and adversely affected.

We depend on a limited number of customers for a large portion of our net sales and the loss of one or more of these customers could reduce our net sales.

We rely on major drugstore chains and mass merchandisers for the sales of our products. During the year ended December 31, 2005, Woodridge’s five largest customers represented approximately 73% of its gross sales. We expect that for 2006 and future periods a small number of customers will, in the aggregate, continue to account for a large portion of our net sales. As is customary in the consumer products industry, none of our customers is under an obligation to continue purchasing products from us in the future. The loss of one or more of our customers that accounts for a significant portion of our net sales, or any significant decrease in sales to these customers or any significant decrease in our retail display space in any of these customers’ stores, could reduce our net sales and therefore could have a material adverse effect on our business, financial condition and results of operations.

We face significant competition within our industry, and we are not as financially strong or large as many of our competitors.

We are not financially as strong or as large as some of the major companies against whom we compete. Our competitors vary depending upon product categories. Many of our principal competitors are large, well-established firms that are more diversified and have substantially greater financial and marketing resources than us. Major competitors principally include large consumer products companies, such as Procter & Gamble, Unilever, KAO Corporation, L’Oreal and over-the-counter pharmaceutical companies, such as Pfizer and Johnson & Johnson, as well as a large number of companies with revenues of less than $100 million. Many of these companies have greater resources than we do to devote to marketing, sales, research and development and acquisitions. As a result, they have a greater ability to undertake more extensive research and development, marketing and product promotion and more aggressive pricing policies, and may be more successful than we are in gaining and increasing shelf space at retail outlets. We cannot predict with accuracy the timing or impact of the introduction of competitive products or their possible effect on our sales. It is possible that our competitors may develop new or improved products to treat the same conditions as our products or make technological advances reducing their cost of production so that they may engage in price competition through aggressive pricing policies to secure a greater market share to our detriment. These competitors also may develop products that make our current or future products obsolete. Any of these events could significantly harm our business, financial condition and results of operations, including reducing our market share, gross margins and cash flows.

Many of our major competitors have global reach and international production, distribution, marketing and sales capabilities. As a result, they have a much greater ability than we do to expand product sales and distribution in international markets and to capture and increase market share in international markets. We may be unsuccessful in expanding into international markets, and this could significantly harm our business, financial condition and results of operations.

We may be unsuccessful in developing and introducing new products or in expanding our existing product lines.

Our industry is highly competitive. Our future success and ability to effectively compete in the marketplace and to maintain our revenue and gross margins requires us to continue to identify, develop and introduce new products and product lines in a timely and cost-efficient manner. We may not be successful in identifying, developing and introducing new products, or in leveraging the success of or expanding existing product lines, and this may have a material adverse effect on the business and prospects of our future. Many of our principal competitors are large, well-established firms that are more diversified and have substantially greater resources than we do to devote to new product development and promotion.

We rely on others to manufacture our products, and disruptions to our manufacturing supply chain could affect our sales and financial condition.

Currently, we outsource our entire product manufacturing and production needs. We rely on outside manufacturers to provide us with an adequate and reliable supply of our products on a timely basis. Loss of a supplier or any difficulties that arise in the supply chain, including a recall of products, could significantly affect our inventories and supply of products available for sale. We do not have alternative sources of supply for all of our products. If a primary supplier of any of our core products is unable to fulfill our requirements for any reason, it could reduce our sales, margins and market share, as well as harm our overall business and financial results. If we are unable to supply sufficient amounts of our products on a timely basis, our revenues and market share could decrease and, correspondingly, our profitability could decrease.

We may be subject to claims of infringement regarding products or technologies that are protected by trademarks, patents and other intellectual property rights.

Woodridge has historically created individual brand names to identify each of its personal care product lines. Woodridge’s products may also be formulated using novel chemical compounds, processes or technologies. In the crowded personal care products industry, third parties often own similar brand names, or may own patents on chemical formulas or manufacturing processes or other technologies. Our success depends on our ability to operate without infringing upon the proprietary rights of others and prevent others from infringing our trademarks, trade dress, patent rights and other intellectual property rights. If third parties believe we have infringed upon their proprietary rights, they may assert infringement claims against us from time to time based on our general business operations or specific product lines. Woodridge or retailers who sell Woodridge products may also engage in advertising which compares Woodridge’s products to products of third parties. As a result, third parties may assert infringement claims against us from time to time based on specific advertisements or marketing claims.

If we are subject to an adverse judgment regarding infringement of the proprietary rights of others, we may be forced to discontinue selling affected products under their existing brands, or may need to remove such product from stores and rebrand such products, all of which may have a material adverse effect on our results of operations.

In March 2005, a third party filed a lawsuit against Woodridge Labs, Inc. in the U.S. District Court for the Southern District of New York for trademark infringement, trademark dilution and false advertising in relation to the DermaFreeze365 product line, which action is pending. In the complaint, the complainant alleges that Woodridge Labs, Inc. intentionally copied the trademark, package design and advertising of a competing product line. We are not party to this litigation and Woodridge Labs, Inc. has agreed to indemnify us for any liabilities arising in relation to this litigation or any related action. Since we intend to continue to market this product line, the plaintiff in the suit may name us as an additional defendant in the suit or a related action. If an action is brought against Nextera or WLab, we intend to vigorously contest such action, but cannot assure you that we will be successful in any resulting litigation or other action. If litigation or other action is brought against us, this may affect our ability to offer the DermaFreeze365 product line using this brand.

Our products are subject to federal and state regulations that could adversely affect our financial results.

Our products are subject to regulation by the FDA and the FTC, as well as various other federal, state, and local regulatory authorities. The FDA regulates both our cosmetic and over-the-counter drug products with respect to labeling, manufacturing, and quality control, while the FTC is primarily concerned with the manner in which the products are advertised. Such regulation is intended to ensure that the products are safe, properly labeled, and marketed in a manner that is neither false nor deceptive. FDA and FTC regulation have a significant impact upon the claims that we make for our products, the ingredients that we select for them, and our product packaging. To the extent that regulatory changes occur in the future, they could require us to reformulate or discontinue certain of our products, to revise our product packaging and/or labeling, and/or to modify our approach to marketing the products. These outcomes, if they were to occur, could result in, among other things, increased costs, delays in product launches, and the possibility of product recalls.

To service our indebtedness and fund our working capital requirements, we will require significant amounts of cash.

Our ability to make payments on our indebtedness will depend upon our future operating performance and on our ability to generate cash flow in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings, including borrowings under our revolving credit facility, will be available to us in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. If the cash flow from our operating activities is insufficient, we may take actions, such as delaying or reducing capital expenditures, attempting to restructure or refinance our indebtedness prior to maturity, and seeking additional equity capital. Any or all of these actions may be insufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on commercially reasonable terms, or at all.

We have a high level of indebtedness which could adversely affect our cash flows and business.

As of March 27, 2006, we had indebtedness of approximately $13.0 million. Under our current senior secured credit facilities, we are allowed to borrow an additional $2.0 million dependent upon our debt covenants and the cash flows of the business. Our high level of indebtedness could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to expend a significant portion of our future cash flows to service the indebtedness, thus reducing funds available to fund working capital, capital expenditures, acquisitions, and other general corporate purposes;

•	place us in a disadvantage compared to competitors who have less debt;

•	limit our ability to apply proceeds from an offering or asset sales to purposes other than the repayment of debt; and

•	impair our ability to obtain additional financing.

Covenants in the credit agreement governing our senior secured credit facilities may limit our ability to operate our business.

The credit agreement that governs our senior secured credit facilities, or the Credit Agreement, contains covenants that restrict our ability to:

•	incur additional indebtedness;

•	create liens or other encumbrances;

•	declare or make distributions, including from WLab and its subsidiaries to Nextera;

•	make investments or acquisitions, prepay subordinated indebtedness or make other restricted payments;

•	issue or sell capital stock of subsidiaries;

•	issue guarantees;

•	sell or otherwise dispose of assets;

•	enter into transactions with affiliates; and

•	make acquisitions or merge or consolidate with another entity.

We must also comply, among other things, with certain specified financial ratios, including a fixed charge coverage ratio and a leverage ratio, and certain other financial covenants such as minimum consolidated EBITDA, maximum capital expenditures and maximum corporate overhead expense. If we default under the Credit Agreement because of a covenant breach or otherwise, all outstanding amounts could become immediately due and payable.

The Credit Agreement also provides that a reduction below certain levels in the ownership or economic interests of our existing significant stockholders will constitute an event of default. An event of default would also occur if Mr. Millin were to cease being a member of our board of directors or WLab’s chief executive officer at any time prior to March 9, 2010, except for certain specified reasons.

We cannot assure you that we would have sufficient funds to repay all the outstanding amounts under our secured credit facilities, and any acceleration of amounts due would have a material adverse effect on our liquidity and financial condition.

Rises in interest rates could adversely affect our financial condition.

An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate of debt, which rise and fall upon changes in interest rates. All of our indebtedness under our Credit Agreement is variable rate debt, which makes us more vulnerable in the event of adverse economic conditions, increases in prevailing rates or a downturn in our business. The term loans and revolving credit facility under our Credit Agreement bear interest, at WLab’s option, at either the Eurodollar Rate (as defined in the Credit Agreement), which is based on LIBOR, or the Base Rate (as defined in the Credit Agreement), which is based on the greater of the Bloomberg Prime Rate and the U.S. federal funds rate plus 0.5%. If any of LIBOR, the prime rate or the U.S. federal funds rate increases, our debt service costs will increase to the extent that WLab has elected such rates for its outstanding loans. If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and may affect our ability to service our debt.

We may be unable to refinance our indebtedness.

We may need to refinance all or a portion of our indebtedness before maturity. We cannot assure you that we will be able to refinance our indebtedness on commercially reasonable terms or at all. There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms, or at all.

Nextera is a holding company with no business operations of its own and is dependent on subsidiaries to pay certain expenses and dividends.

Nextera is a holding company with no business operations of its own. Nextera’s only material assets are the outstanding shares of capital stock of WLab, Nextera’s wholly owned subsidiary, through which Nextera conducts its business operations, and its current cash balances. After 2006, Nextera will be dependent on the earnings and cash flows of, and dividends and distributions from, WLab to pay Nextera’s expenses incidental to being a public holding company. WLab may not generate sufficient cash flows to pay dividends or distribute funds to Nextera because, for example, WLab may not generate sufficient cash or net income; because state laws may restrict or prohibit WLab from issuing dividends or making distributions unless it has sufficient surplus or net profits, which WLab may not have; or because contractual restrictions, including negative covenants in the Credit Agreement which restrict the ability of WLab to make and declare dividends and distributions to Nextera, may prohibit or limit such dividends or distributions.

The Credit Agreement generally restricts WLab from paying dividends or distributions, except that WLab is permitted to pay dividends and make distributions to Nextera to enable Nextera to make certain payments and pay expenses incidental to being a public holding company up to a specified amount, provided that certain financial covenants have been met. We cannot assure you that we will be able to meet the conditions in the Credit Agreement necessary to allow WLab to pay dividends and make distributions to Nextera.

All of the shares of WLab stock are pledged to secure obligations under the Credit Agreement.

All of the shares of the capital stock of WLab held by Nextera are pledged to secure Nextera’s guarantee of WLab’s obligations under the Credit Agreement. A foreclosure upon the shares of WLab’s common stock would result in Nextera no longer holding this material asset, and would have a material adverse effect on the holders of Nextera’s common stock.

Our ability to utilize our net operating loss carryforwards may be limited or eliminated in its entirety.

As of December 31, 2005, we had approximately $53.0 million of net operating loss carryforwards that begin to expire in 2021, for which a 100% valuation allowance has been recorded. The utilization of the net operating loss carryforwards in the future is dependent upon our having U.S. federal taxable income. Prior to the Transaction, we had no business operations and were unable to generate U.S. federal taxable income to utilize the net operating loss carryforwards. Even following the Transaction, there can be no assurance that we will be able to generate taxable income in the future. Furthermore, the likelihood of an annual limitation on our ability to utilize the net operating loss carryforwards to offset future U.S. federal taxable income is increased by (1) the issuance of common stock, certain convertible preferred stock, options, warrants, or other securities exercisable for common stock, (2) changes in the equity ownership occurring in the last three years and (3) potential future changes in the equity ownership. The amount of an annual limitation can vary significantly based on factors existing at the date of an ownership change. A substantial portion of our net operating loss was used to offset our federal tax liability, other than alternative minimum tax, generated by the sale of our economic consulting business in 2003. If the net operating loss carryforwards were determined to be subject to annual limitations prior to its utilization to offset the taxable gain from the sale of our economic consulting business, our federal tax liability and the net operating loss carryforwards could be materially different and our financial position could be adversely affected. Such limitations could have a material adverse impact on our financial condition, results of operations and cash flows.

Our common stock does not trade on an established trading market, which makes our common stock more difficult to trade and more susceptible to price volatility.

The delisting of our Class A Common Stock from the Nasdaq SmallCap Market may make our Class A Common Stock more difficult to trade, harm our business reputation and adversely affect our ability to raise funds in the future.

Our Class A Common Stock was delisted from the Nasdaq SmallCap Market on November 28, 2003 due to our failure to have an operating business after the sale of our economic consulting business. As a result of the delisting, our common stock may be more difficult to trade and we may suffer harm to our general business reputation and have greater difficulty in the future raising funds in the capital markets. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition. We currently do not meet Nasdaq’s initial listing requirements to be re-listed on the Nasdaq SmallCap Market (now known as Nasdaq Capital Market) because, among other things, we do not satisfy the minimum bid price requirement.

Mounte LLC (successor to Krest, LLC, Knowledge Universe LLC and Knowledge Universe, Inc.) controls 64.7% of the voting power of our stock and can control all matters submitted to our stockholders and its interests may be different from yours.

Mounte LLC owns 8,810,000 shares of Class A Common Stock, 3,844,200 shares of Class B Common Stock, and 48,906 shares of our Series A Preferred Stock, which combined represents (as of the closing of the Transaction) approximately 64.7% of the voting power of our outstanding common and preferred stock. The Class A Common Stock entitles its holders to one vote per share, and the Class B Common Stock entitles its holders to ten votes per share, on all matters submitted to a vote of our stockholders, including the election of the members of the Board of Directors. Holders of Series A Preferred Stock are entitled to 145 votes per share, which equals the number of whole shares of Class A Common Stock into which one share of Series A Preferred Stock is convertible. Accordingly, Mounte LLC will be able to determine the disposition of all matters submitted to a vote of our stockholders, including mergers, transactions involving a change in control and other corporate transactions and the terms thereof. In addition, Mounte LLC will be able to elect all of our directors. This control by Mounte LLC could materially adversely affect the market price of the Class A Common Stock or delay or prevent a change in control of our company.

We have a history of losses and there is no assurance that we can achieve or sustain profitability in the future.

Since our inception in February 1997, we have incurred, on an historical basis, net losses of $3.0 million and $17.2 million for the years ended December 31, 1997 and 1998, respectively, and net losses of $24.0 million, $117.5 million, $2.3 million and $1.9 million for the years ended December 31, 2000, 2001, 2004 and 2005, respectively. Immediately prior to the Transaction, we had no business operations and were not profitable. Even following the Transaction, there is no assurance that we will be profitable in the future.

Our stock price may be volatile and you could lose all or part of your investment.

We expect that the market price of our common stock will be volatile. Stock prices have risen and fallen in response to a variety of factors, including:

•	quarter-to-quarter variations in operating results;

•	market conditions in the economy as a whole;

•	acquisitions of, or strategic alliances among, companies in our industry; and

•	new innovations in existing products or new products introduced by us or our companies.

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

Our corporate headquarters are located in Boston, Massachusetts in a 3,000 square foot leased facility. We also have office space in Toronto, Canada, which we are subletting to third parties.

In connection with the Transaction, WLab acquired leases for a 15,000 square foot office and warehouse facility and for a 7,000 square foot warehouse facility, both in Van Nuys, California, which leases expire in November 2006. These sites comprise WLab’s headquarters, principal executive offices and distribution center. We believe that our existing facilities are adequate to meet our current requirements and that suitable space will be available as needed on terms acceptable to us.

ITEM 3.	LEGAL PROCEEDINGS

In March 2005, a third party filed a lawsuit against Woodridge Labs, Inc. in the U.S. District Court for the Southern District of New York for trademark infringement, trademark dilution and false advertising in relation to the DermaFreeze 365 product line, which action is pending. In the complaint, the complainant alleges that Woodridge intentionally copied the trademark, package design and advertising of a competing product line. We are not party to this litigation and Woodridge Labs, Inc. has agreed to indemnify us for any liabilities arising in relation to this litigation or any related action. Since we intend to continue to market this product line, the plaintiff in the suit may name us as an additional defendant in the suit or related action. If an action is brought against Nextera or WLab, we intend to vigorously contest such action, but cannot assure you that we will be successful in any resulting litigation or other action. If litigation is brought against us, this may affect our ability to offer the DermaFreeze 365 product line using this brand.

From time to time we are involved in other legal proceedings, claims and litigation arising in the ordinary course of business, the outcome of which, in the opinion of management, would not have a material adverse effect on us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Class A Common Stock, $0.001 par value per share, trades on the over-the-counter market pink sheets under the symbol “NXRA.PK”. The following table sets forth the high bid quotation and the low bid quotation, as quoted by Pink Sheets LLC, in each of the four quarters of fiscal 2005 and 2004. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low

Calendar year — 2005
First Quarter	$0.45	$0.33
Second Quarter	$0.42	$0.33
Third Quarter	$0.40	$0.32
Fourth Quarter	$0.36	$0.29

	High	Low

Calendar year — 2004
First Quarter	$0.63	$0.36
Second Quarter	$0.66	$0.47
Third Quarter	$0.51	$0.36
Fourth Quarter	$0.48	$0.34

As of March 27, 2006 there were 38,492,851 shares of Class A Common Stock outstanding held by approximately 215 holders of record (excluding stockholders for whom shares are held in a “nominee” or “street” name ) and 3,844,200 shares of Class B Common Stock outstanding held by one holder of record.

We have never paid or declared any cash dividends on our Common Stock and do not intend to pay dividends on our Common Stock in the foreseeable future. The terms of our Credit Agreement restrict our ability to declare or pay dividends. We intend to retain any earnings for use in any potential acquisition and operation of a business.

Recent Sales of Unregistered Securities

On March 9, 2006, Nextera issued 8,467,410 shares of its Class A Common Stock to Woodridge Labs, Inc. in partial payment of the purchase price for the acquisition by WLab of substantially all of the assets of Woodridge Labs, Inc. These shares were issued to Woodridge Labs, Inc. in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act, and Rule 506 of Regulation D.

The issuance of these shares to Woodridge Labs, Inc. was exempt because it was a private sale made without general solicitation or advertising exclusively to one “accredited investor” as defined in Rule 501 of Regulation D. Further, the certificate issued to Woodridge Labs, Inc. bears a legend providing, in substance, that the securities represented by the certificate have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of counsel that registration is not required under the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables contain selected consolidated financial data as of December 31 for each of the years 2001 through 2005 and for each of the years in the five-year period ended December 31, 2005. The selected consolidated financial data have been derived from our audited consolidated financial statements with the years 2001 through 2002 adjusted to reflect the presentation of the consulting business as discontinued operations.

When you read this summary, it is important that you read along with it the financial statements and related notes in our annual and quarterly reports filed with the Securities and Exchange Commission, as well as the section of our annual and quarterly reports titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31,	December 31,	December 31,	December 31,	December 31,
	2005	2004(1)(5)	2003(2)	2002(3)	2001(4)
	(Amounts in thousands, except per share data)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues	$—	$—	$—	$—	$—
Gross profit	—	—	—	—	—
Loss from continuing operations	(1,979)	(2,874)	(6,715)	(4,478)	(17,260)
Income (loss) from discontinued operations	78	525	11,202	10,146	(100,263)
Net income (loss)	(1,901)	(2,349)	4,487	5,668	(117,523)
Net loss per common share from continuing operations, basic and diluted	$(0.07)	$(0.09)	$(0.21)	$(0.16)	$(0.55)
Net income (loss) per common share from discontinued operations, basic and diluted	0.00	0.02	0.33	0.28	(2.86)
Net income (loss) per common share, basic and diluted	$(0.07)	$(0.08)	$0.12	$0.12	$(3.41)
Weighted average common shares outstanding, basic and diluted	33,870	33,870	33,912	35,730	35,034

(1)	The 2004 net loss and loss from continuing operations includes a $0.5 million charge for expenses paid to third parties incurred in connection with the evaluation of a potential business acquisition which was not pursued.

(2)	The 2003 results of continuing operations include an expense of approximately $1.9 million related to salary continuance costs and a non-cash compensation charge due to the acceleration of options, both related to our former Chief Executive Officer’s termination of employment.

(3)	The 2002 results of continuing operations include income of $0.7 million related to the reversal of restructuring reserves due to the favorable settlement of real estate obligations.

(4)	The 2001 results of continuing operations include an expense of approximately $4.5 million related to special charges primarily related to expected costs of exiting or reducing certain leased premises.

(5)	Due to rounding differences, net income (loss) per share does not equal the sum of net income (loss) per common share from continuing operations and net income (loss) per common share from discontinued operations.

	December 31,	December 31,	December 31,	December 31,	December 31,
	2005	2004	2003	2002	2001
	(Dollar amounts in thousands)

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$15,043	$16,713	$20,124	$1,606	$4,465
Total assets	15,235	17,226	23,066	107,218	121,182
Total short-term debt	337	258	185	4,973	17,118
Total long-term debt	391	470	543	70,829	48,245
Total stockholders’ equity	13,359	15,255	17,383	11,907	25,499

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Nextera was formed in 1997 and has historically focused on building a portfolio of consulting companies through multiple acquisitions. Nextera formerly offered services in three practice areas: technology consulting, human capital consulting, and economic consulting. Nextera exited the technology consulting business during the latter half of 2001 and sold the human capital consulting business in January 2002. In November 2003, Nextera and its direct and indirect subsidiaries sold substantially all of the assets used in their economic consulting business and, as a result of such sale, we ceased to have business operations. Accordingly, all results from our former consulting operations have been classified as discontinued operations.

Acquisition of Woodridge Business

As part of our strategy to increase stockholder value through the acquisition of one or more ongoing businesses or operations, on March 9, 2006, Nextera’s wholly owned subsidiary WLab completed the purchase of substantially all of the assets of Woodridge Labs, Inc. The Woodridge business currently comprises our sole operating business.

The purchase price for the Woodridge business comprised:

•	$22.5 million in cash (subject to purchase price adjustments);

•	8,467,410 unregistered restricted shares of Nextera’s Class A Common Stock constituting approximately 20% of the total outstanding common stock of Nextera immediately after such issuance, which shares were issued to Woodridge Labs, Inc.;

•	the assumption by WLab of a promissory note of Woodridge Labs Inc. in the principal amount of $1.0 million, which assumed debt was paid in full by WLab on the closing date of the Transaction; and

•	an earn-out of up to $2.5 million which is payable if the audited earnings before interest, taxes, depreciation and amortization, or EBITDA, of WLab for the period from the closing date of the Transaction through December 31, 2006 exceeds $4.2 million, and is fully earned at approximately $6.5 million of audited EBITDA of WLab. This earn-out amount, if any, is payable in the second quarter of 2007.

$2 million of the cash purchase price together with the total earn-out amount, if any, are to be held in escrow until September 2007 to secure the payment of any indemnification obligations of Woodridge Labs Inc. The payment of any indemnification obligations of Woodridge Labs Inc. is also secured by a pledge of the unregistered restricted shares.

Sale of Economic Consulting Business

Effective November 28, 2003, we sold substantially all of the assets and certain liabilities of our economic consulting business to FTI for a total of $129.2 million in cash. All consultants and substantially all support staff of the economic consulting business became employees of FTI.

The economic consulting business had revenues of $64.7 million (through the sale date) in 2003. Income from operations of the economic consulting business was $12.5 million (through the sale date) in 2003.

Series A Cumulative Convertible Preferred Stock

On December 14, 2000, Nextera entered into a Note Conversion Agreement with Mounte LLC (Note Conversion Agreement) to convert debentures into shares of $0.001 par value Series A Cumulative Convertible Preferred Stock (Series A Preferred Stock). Subsequently, a portion of the Series A Preferred Stock was exchanged into a debenture. The Series A Preferred Stock currently bears dividends at a 7% rate. Such dividends are payable quarterly in arrears in cash or, at our option, in additional nonassessable shares of Series A Preferred Stock. To date, all Series A Preferred Stock dividends have been accrued in the form of additional nonassessable shares. The principal amount of the outstanding Series A Preferred Stock is $4.9 million as of December 31, 2005.

Results of Operations

The following table sets forth our results of operations (excluding discontinued operations) for the year ended December 31.

	2005	2004	2003
	(Dollar amounts in thousands)

Net revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—
Selling, general and administrative expenses	2,054	2,542	4,198
Special charges	—	—	1,921

Operating loss	(2,054)	(2,542)	(6,119)
Interest income, net	287	179	—
Other expense	(188)	(511)	(364)

Loss from continuing operations before income taxes	(1,955)	(2,874)	(6,483)
Provision for income taxes	24	—	232

Loss from continuing operations	$(1,979)	$(2,874)	$(6,715)

Comparison of the Year Ended December 31, 2005 and the Year Ended December 31, 2004

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $0.5 million, or 19.2%, to $2.1 million for the year ended December 31, 2005 from $2.5 million for the year ended December 31, 2004. The decrease in selling, general and administrative expenses was primarily attributed to a decrease of $0.3 million in insurance expenses due to a softening of the insurance markets and reductions in coverage, coupled with an insurance refund and a $0.2 million decrease in compensation expense and professional fees which were attributed to decreases in the number of employees, directors, and outsourced professional services. We anticipate that selling, general and administrative expenses will significantly increase in 2006 due to the acquisition of the Woodridge business.

Interest Income, net.  During 2005, we generated interest income of $0.3 million from cash invested in interest bearing accounts at its financial institution which was an increase of $0.1 million from 2004. The increase was due to higher interest rates being earned in 2005 and the elimination of minor interest expense charges in 2005 that existed in 2004.

Other Expense.  During 2005, $0.2 million of costs was incurred and paid to third parties, primarily investment banking fees, in connection with the evaluation of potential business acquisition opportunities which were not pursued. During 2004, we incurred a $0.5 million charge for expenses paid to third parties incurred in connection with the evaluation of a potential business acquisition which was not pursued. The expenses primarily consisted of legal, consulting, investment banking and accounting expenses.

Income taxes.  No federal tax benefit was recorded for 2005 and 2004 due to our uncertainty associated with utilizing our net operating losses. We did record de minimis state tax expense in 2005.

Comparison of the Year Ended December 31, 2004 and the Year Ended December 31, 2003

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $1.7 million, or 39.4%, to $2.5 million for the year ended December 31, 2004 from $4.2 million for the year ended December 31, 2003. The decrease is primarily attributable to the following components: a decrease of $0.4 million of promotional expenses due to the termination of our investor relations firm and public relations firm along with cost savings associated with the production of our Annual Report; a $0.4 million decrease in compensation due to lower bonuses in 2004, lower fringe benefits costs in 2004, and the resignation of our former Chief Executive Officer in February 2003; a $0.5 million decrease in insurance expense due to our lack of tangible business operations in 2004 and a softening of pricing in the insurance market; a $0.2 million decrease in legal and audit expenses from 2003, primarily due to a lack of tangible business operations; and a $0.2 million decrease in depreciation expense and other expenses.

Special Charges.  No special charges were recorded by us during 2004. The restructuring accruals and their utilization during 2004 are summarized as follows (in thousands):

	Balance at			Balance at
	December 31,	Utilized		December 31,
	2003	Non-Cash	Cash	2004

Severance/employment termination	$77	$—	$77	$—
Facilities	45	—	45	—
Operating lease obligations	51	—	51	—

	$173	$—	$173	$—

During the year ended December 31, 2003, we recorded a special charge of $1.9 million in connection with the resignation of our former Chief Executive Officer in the first quarter of 2003. Approximately $0.8 million of the charge related to salary continuance until February 2004 and approximately $1.1 million related to a non-cash charge for fully vested options, with an exercise price of $2.00 per share, which was previously being expensed over the anticipated service period. In accordance with the original employment agreement, our former Chief Executive Officer will be granted a bonus, if and only if the above mentioned options vested and became exercisable, equal to the exercise price of the options at the time of the exercise of the options. The portion of the option exercise price bonus not expensed at the time of the resignation of our former Chief Executive Officer was required to be expensed immediately and recorded in equity due to the accelerated vesting of the options which occurred as a result of the resignation.

Interest Income, net.  During 2004, we generated interest income of $0.2 million from cash invested in interest bearing accounts at our financial institution. Interest expense for 2003 was allocated to discontinued operations as the debt related to the interest expense was required to be repaid as part of the sale of the economic consulting business.

Other Expense.  During 2004, we incurred a $0.5 million charge for expenses paid to third parties incurred in connection with the evaluation of a potential business acquisition which was not pursued. The expenses primarily consisted of legal, consulting and accounting expenses which were predominately incurred in the fourth quarter of 2004. During 2003, we recorded a valuation allowance for the full amount of a note receivable. The total value of the loan and related allowance was $0.3 million each.

Income taxes.  We did not record an income tax expense or benefit for the year ended December 31, 2004. For the year ended December 31, 2003, we recorded income tax expense of $0.2 million. The 2003 expense relates to state and local taxes coupled with an adjustment to the prior year tax receivable. Valuation allowances have been established at December 31, 2004 and 2003 relating to all deferred tax assets that must be realized through the generation of taxable income in future periods.

Liquidity and Capital Resources

Consolidated working capital was $14.1 million at December 31, 2005, compared with working capital of $16.1 million on December 31, 2004. Included in working capital were cash and cash equivalents of $15.0 million and $16.7 million at December 31, 2005 and 2004, respectively.

Net cash used in operating activities was $1.9 million for 2005. The primary component of net cash used in operating activities was the net loss of $1.9 million, with a decrease in prepaid expenses of $0.2 million, primarily due to collection of tax refunds, being offset by a reduction of $0.1 million in accounts payable and a $0.1 million gain on the collection of our fully reserved escrow receivable.

Net cash provided by investing activities was $0.2 million in 2005 relating to the partial collection of proceeds relating to the sale of the economic consulting business that were held in escrow. We anticipate that our capital expenditures will modestly increase in 2006.

Our primary source of liquidity is our cash and cash equivalents, our cash generated from the operations, and availability under our revolving credit facility entered into on March 9, 2006. We believe that our current cash on hand and sources of cash are sufficient to meet all expenditures over the next twelve months. The cash generated by the operations of WLab and borrowed by WLab under the revolving credit facility is subject to restrictions as to the amount of funds that may be paid through a dividend to Nextera to pay corporate expenses. We believe that additional liquidity sources, if necessary, could be obtained by borrowing funds from a third party or raising equity through a public or private transaction, although these are subject to restrictions under our Credit Agreement.

Secured Credit Facility

Long-term debt as of March 27, 2006 consisted of a senior secured credit agreement, referred to in this report as the Credit Agreement, which included $10 million of fully-drawn term loans and a four-year $5 million revolving credit facility, of which $3 million was drawn as of March 27, 2006. Under the Credit Agreement, the term loan and the revolving credit facility bear interest at the London Interbank Offered Rate (LIBOR) plus 3.75 percent or bank base rate plus 2.5 percent, as selected by WLab, with the rate subject to adjustment after delivery of our financial statements for the year ended December 31, 2006, based on our consolidated adjusted leverage ratio. Outstanding borrowings under the term loan must be repaid in 19 quarterly payments, commencing September 30, 2006. The repayments in 2006 and 2007 are each in the amount of $250,000, in 2008 $312,500, in 2009 $437,500, in 2010 $812,500, with a final payment on March 31, 2011, the maturity date of the term loan, of $2,250,000. The maturity date for the revolving credit facility is March 31, 2010. The commitment fee on the revolving credit facility is payable quarterly at a rate of 0.50% of the unused amount of the revolving credit facility per annum.

The new credit facilities are guaranteed, under a guaranty agreement, by Nextera, WLab and all of the direct and indirect domestic subsidiaries of WLab and Nextera from time to time (other than Nextera Business Performance Solutions Group, Inc., Nextera Canada Co. and Nextera Economics, Inc.), referred to in this report as the Subsidiary Guarantors. In addition, the registrant, WLab and the Subsidiary Guarantors are party to a security agreement and a pledge agreement, which create security and pledge interests with respect to substantially all present and future property of the registrant, WLab and the Subsidiary Guarantors.

Under the Credit Agreement, Nextera and WLab are subject to certain limitations, including limitations on their ability: to incur additional debt or sell assets, with restrictions on the use of proceeds; to make certain investments and acquisitions; to grant liens; and to pay dividends and make certain other restricted payments. In addition, WLab will be required to prepay principal amounts outstanding under certain circumstances if it issues debt or equity, sells assets or property, receives certain extraordinary receipts or generates excess cash flow. The Credit Agreement also contains certain restrictive financial covenants, including minimum consolidated EBITDA, maximum consolidated leverage ratio, minimum fixed charge coverage ratio, maximum consolidated capital expenditures and maximum corporate overhead.

Upon the occurrence of certain events of default, WLab’s obligations under the Credit Agreement may be accelerated and the lending commitments terminated. Such events of default include, but are not limited to: (i) the failure of WLab to pay principal or interest when due, (ii) WLab’s breach or failure to perform any of the covenants or obligations set forth in the Credit Agreement, which for certain covenants and obligations is subject to a 30-day cure period, (iii) the acceleration of certain other indebtedness of WLab, (iv) a filing of a petition in bankruptcy by WLab, (v) the entry of a judgment or a court order against WLab in excess of certain specified dollar thresholds, (vi) a reduction below certain levels in the ownership or economic interests of our existing significant stockholders in the aggregate or (vii) Mr. Millin ceasing to be a member of Nextera’s board of directors or the chief executive officer of WLab prior to March 9, 2010, except for certain specified reasons.

Certain Contractual Obligations, Commitments and Contingencies

The following summarizes our significant contractual obligations and commitments at December 31, 2005 that impact its liquidity. This table excludes the senior secured credit facilities entered into on March 9, 2006, see “Liquidity and Capital Resources — Secured Credit Facility” above. This table also excludes the obligation of WLab to pay up to $2.5 million to Woodridge Labs, Inc. in connection with the Transaction if WLab’s EBITDA for the period from March 9, 2006 through December 31, 2006 exceeds $4.2 million.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)

Long-term debt(1)	$728	$337	$178	$213	$—
Operating leases	27	26	1	—	—

Total contractual obligations	$755	$363	$179	$213	$—

(1)	Represents an unsecured note issued by a predecessor of a subsidiary of Nextera Enterprises, Inc., which has ceased operations. Nextera Enterprises, Inc. has advised the noteholder of its position that it is not obligated to any liabilities under the note.

We have no other material commitments.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Standards

Please refer to Note 2 of the Notes to Consolidated Financial Statements for a discussion of new accounting pronouncements and the potential impact to our consolidated results of operations and consolidated financial position.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the realizability of outstanding accounts receivable and deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates under different assumptions or conditions.

We have identified the following critical accounting policy based on significant judgments and estimates used in determining the amounts reported in our consolidated financial statements and have discussed the development and selection of such critical accounting policies with the Audit Committee of the Board of Directors.

Deferred tax assets.  As of December 31, 2005, we had net operating losses of approximately $53.0 million that begin to expire in 2021, for which a 100% valuation allowance has been recorded. The realization of these assets is based upon estimates of future taxable income. A full valuation allowance against the net operating loss carryforwards, along with all other deferred tax assets, has been established to reflect the uncertainty of the recoverability of this asset. The valuation allowance will be reviewed periodically to determine its appropriateness. The utilization of this asset in the future is dependent upon our having U.S. federal taxable income. Prior to the

Transaction, we had no operations and did not generate any U.S. taxable income to utilize the net operating loss carryforwards. Even after the Transaction, there can be no assurance that we will be able to generate taxable income. Furthermore, the likelihood of an annual limitation on our ability to utilize the net operating loss carryforwards to offset future U.S. federal taxable income is increased by (1) the issuance of certain convertible preferred stock, options, warrants, or other securities exercisable for common stock, (2) changes in the equity ownership occurring in the last three years and (3) potential future changes in the equity ownership. The amount of an annual limitation can vary significantly based on factors existing at the date of an ownership change. A substantial portion of the net operating loss has been used to offset our U.S. federal tax liability, other than alternative minimum tax, generated by the sale of the economic consulting business.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Prior to March 9, 2006, we were not exposed to changes in interest rates as we had no borrowings. As of March 9, 2006, we had $13.0 million in floating rate debt under our Credit Agreement. Changes in interest rates would not significantly affect the fair value of our outstanding indebtedness. As of March 27, 2006, the interest rate for $5.0 million of our term loans was six month LIBOR, for an additional $5 million of our term loans was three month LIBOR, and for our current revolving credit borrowings of $3.0 million was one month LIBOR. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.13 million.

Foreign Currency Risk

We are not currently exposed to foreign currency risk because we do not currently have material business operations in foreign countries and related sales and expenses.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Nextera Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Nextera Enterprises, Inc. (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nextera Enterprises, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/  ERNST & YOUNG LLP

Boston, Massachusetts
January 11, 2006, except for the second paragraph
of Note 1 and Note 16 as to which the date
is March 9, 2006

Nextera Enterprises, Inc.

Consolidated Balance Sheets
(Dollar amounts in thousands, except share data)

	December 31,
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$15,043	$16,713
Prepaid expenses and other current assets	128	474

Total current assets	15,171	17,187
Property and equipment, net	22	39
Other assets	42	—

Total assets	$15,235	$17,226

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$748	$843
Current portion of long-term debt	337	258

Total current liabilities	1,085	1,101
Long-term debt	391	470
Other long-term liabilities	400	400
Commitments and contingencies (Notes 9 and 15)	—	—
Stockholders’ equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 600,000 authorized shares designated Series A, 48,906 and 45,619 Series A shares issued and outstanding at December 31, 2005 and 2004, respectively	4,890	4,562
Class A Common Stock, $0.001 par value, 95,000,000 shares authorized, 30,025,441 shares issued and outstanding	30	30
Class B Common Stock, $0.001 par value, 4,300,000 shares authorized, 3,844,200 shares issued and outstanding	4	4
Additional paid-in capital	161,130	161,453
Retained deficit	(152,695)	(150,794)
Accumulated other comprehensive loss	—	—

Total stockholders’ equity	13,359	15,255

Total liabilities and stockholders’ equity	$15,235	$17,226

The accompanying notes are an integral part of these financial statements.

Nextera Enterprises, Inc.

Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003

Net revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—

Selling, general and administrative expenses	2,054	2,542	4,198
Special charges	—	—	1,921

Operating loss	(2,054)	(2,542)	(6,119)

Interest income, net	287	179	—
Other expense	(188)	(511)	(364)

Loss from continuing operations before income taxes	(1,955)	(2,874)	(6,483)
Provision for income taxes	24	—	232

Loss from continuing operations	(1,979)	(2,874)	(6,715)
Income from discontinued operations, net of tax	78	525	11,202

Net income (loss)	(1,901)	(2,349)	4,487
Preferred stock dividends	(328)	(307)	(292)

Net income (loss) applicable to common stockholders	$(2,229)	$(2,656)	$4,195

Net income (loss) per common share, basic and diluted
Continuing operations	$(0.07)	$(0.09)	$(0.21)
Discontinued operations	0.00	0.02	0.33

Net income (loss) per common share, basic and diluted	$(0.07)	$(0.08)	$0.12

Weighted average common shares outstanding, basic and diluted	33,870	33,870	33,912

The accompanying notes are an integral part of these financial statements.

NEXTERA ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Series A
			Cumulative			Accumulated	Total
			Convertible	Additional		Other	Stock-	Total
	Class A	Class B	Preferred	Paid-in	Retained	Comprehensive	Holders’	Comprehensive
	Common Stock	Common Stock	Stock	Capital	Deficit	Income (Loss)	Equity	Loss
(Dollar amounts in thousands)

Balance at January 1, 2003	$32	$4	$3,963	$161,055	$(152,932)	$(215)	$11,907

Net income	—	—	—	—	4,487	—	4,487	$4,487
Foreign currency translation adjustment	—	—	—	—	—	(3)	(3)	(3)
Unrealized holding gain on certain investments (net of reclassification adjustments)	—	—	—	—	—	2	2	2

Total comprehensive income								$4,486

Option and warrant activity	—	—	—	1,782	—	—	1,782
Surrender of 1,885,825 shares of Class A Common Stock	(2)	—	—	(790)	—	—	(792)
Cumulative dividend of 2,924 shares on Series A Preferred Stock	—	—	292	(292)	—	—	—

Balance at December 31, 2003	30	4	4,255	161,755	(148,445)	(216)	17,383

Net loss	—	—	—	—	(2,349)	—	(2,349)	$(2,349)
Foreign currency translation adjustment	—	—	—	—	—	213	213	213
Unrealized holding gain on certain investments (net of reclassification adjustments)	—	—	—	—	—	3	3	3

Total comprehensive loss								$(2,133)

Cumulative dividend of 3,065 shares on Series A Preferred Stock	—	—	307	(307)	—	—	—
Other	—	—	—	5	—	—	5

Balance at December 31, 2004	30	4	4,562	161,453	(150,794)	—	15,255
Net loss	—	—	—	—	(1,901)	—	(1,901)	$(1,901)

Total comprehensive loss								$(1,901)

Cumulative dividend of 3,287 shares on Series A Preferred Stock	—	—	328	(328)	—	—	—
Other	—	—	—	5	—	—	5

Balance at December 31, 2005	$30	$4	$4,890	$161,130	$(152,695)	$—	$13,359

The accompanying notes are an integral part of these financial statements.

Nextera Enterprises, Inc.

Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Year Ended December 31
	2005	2004	2003

Operating activities
Net income (loss)	$(1,901)	$(2,349)	$4,487
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17	15	9,134
Write-off of investments	—	—	364
Write-off of fixed assets	—	—	48
Gain on sale of business unit	(131)	—	(14,212)
Provision for doubtful accounts	—	—	1,251
Non-cash interest paid in kind	—	—	4,495
Non-cash compensation charges	—	—	1,134
Non-cash, other	5	5	(78)
Change in operating assets and liabilities:
Accounts receivable	—	748	(3,411)
Prepaid expenses and other current assets	198	530	(1,646)
Accounts payable and accrued expenses	(95)	(3,333)	2,444
Restructuring costs	—	(173)	(967)
Other	—	—	(2,568)

Net cash provided by (used in) operating activities	(1,907)	(4,557)	475
Investing activities
Purchase of property and equipment	—	(47)	(1,070)
Proceeds from sale of business	237	1,193	127,700
Payments for non-compete agreements	—	—	(31,480)
Changes in restricted cash	—	—	2,650

Net cash provided by investing activities	237	1,146	97,800
Financing activities
Net repayments under senior credit facility	—	—	(27,200)
Repayments of debentures due to affiliates	—	—	(52,243)
Repayments of long-term debt and capital lease obligations	—	—	(314)

Net cash used in financing activities	—	—	(79,757)

Net increase (decrease) in cash and cash equivalents	(1,670)	(3,411)	18,518

Cash and cash equivalents at beginning of year	16,713	20,124	1,606

Cash and cash equivalents at end of year	$15,043	$16,713	$20,124

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$—	$—	$1,947

Cash paid during the year for taxes	$—	$1,340	$75

Gain on sale held in escrow	$—	$—	$1,500

The accompanying notes are an integral part of these financial statements.

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

1.	Nature of Business

On November 28, 2003, Nextera Enterprises, Inc. (Nextera or the Company), and its direct and indirect subsidiaries, Lexecon Inc., CE Acquisition Corp. and ERG Acquisition Corp., sold substantially all of the assets Lexecon and its subsidiaries used in their economic consulting business to FTI Consulting, Inc. and LI Acquisition Company, LLC, a wholly owned subsidiary of FTI. As of December 31, 2005 and 2004, Nextera had no business operations. The results of operations for the year ended December 31, 2003 have been presented to reflect the results of operations of Nextera’s consulting businesses as discontinued operations.

On March 9, 2006, Nextera, through its wholly owned subsidiary W Lab Acquisition Corp., or WLab, completed the purchase of substantially all of the assets of Woodridge Labs, Inc. (Woodridge). Subsequent to March 9, 2006, the Woodridge business comprises Nextera’s sole operating business. Woodridge is an independent developer and marketer of branded consumer products that offer simple, effective solutions to niche personal care needs. Further discussion of the Woodridge transaction is included in Note 16.

Mounte LLC (successor to Krest, LLC, Knowledge Universe LLC and Knowledge Universe, Inc.) controls a majority of the voting power of the Company’s equity securities through its ownership of the Company’s Class A Common Stock, Class B Common Stock and Series A Cumulative Preferred Stock.

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

Revenue Recognition

Prior to the sale of Nextera’s economic consulting business, the Company derived its revenues from consulting services primarily under time and materials billing arrangements, and to a much lesser extent, under capped-fee and fixed-price billing arrangements. Under time and materials arrangements, revenues were recognized as the services were provided. Revenues on fixed-price and capped-fee contracts were recognized using the percentage of completion method of accounting and were adjusted for the cumulative impact of any revision in estimates. Net revenues also included reimbursable expenses charged to clients.

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

Basic and Diluted Earnings Per Common Share

The Company presents two earnings per share amounts, basic earnings per common share and diluted earnings per common share. Basic earnings per common share includes only the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. The dilutive effects of options, warrants and convertible securities are added to the weighted average shares outstanding in computing diluted earnings per common share. For the years ended December 31, 2005, 2004 and 2003, basic and diluted earnings per common share are the same due to the antidilutive effect of potential common shares outstanding.

Income Taxes

Deferred income taxes are provided for temporary differences between the financial reporting and the tax bases of assets and liabilities and are measured using enacted income taxes and laws that will be in effect when temporary differences are expected to reverse.

Stock-Based Compensation and Other Equity Instruments

The Company has adopted the disclosure standards of Statement of Financial Accounting Standards No. 148, “Stock-Based Compensation — Transition and Disclosure- an amendment of FASB Statement No 123” (SFAS 148). SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If the Company had adopted the optional recognition provisions of SFAS 123, as amended by SFAS 148, for its stock option plans, net income (loss) and net income (loss) per common share would have been changed to the pro forma amounts indicated below:

	Year Ended December 31,
	2005	2004	2003
	(Dollar amounts in thousands, except per share data)

Net income (loss):
As reported	$(1,901)	$(2,349)	$4,487
Pro forma	$(2,080)	$(2,606)	$6,174
Net income (loss) per diluted common share:
As reported	$(0.07)	$(0.08)	$0.12
Pro forma	$(0.07)	$(0.09)	$0.18

As recommended by SFAS No. 123, the fair values of options were estimated using the Black-Scholes option pricing model assuming the following assumptions:

	Year Ended December 31,
	2005	2004	2003

Risk-free interest rates	3.50%	3.25%	4.70%
Expected lives (years)	4	3	3
Expected volatility	80%	83%	122%
Dividend rate	0%	0%	0%

Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 153 (SFAS 153), “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”. SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary asset exchanges beginning in the second quarter of fiscal 2006. The Company does not believe adoption of SFAS 153 will have a material effect on its financial position, results of operations or cash flows.

On June 7, 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effect or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of SFAS 154 will have a material effect on its financial position, result of operations or cash flows.

In December of 2004, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (SFAS 123R) which revises SFAS 123 and supersedes APB 25. SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair value. SFAS 123R will become effective for the Company on January 1, 2006 and the Company plans to use the modified-prospective transition method. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognition. The cost will be recognized in the financial statements over the period during which the employee is required to provide the service. The Company anticipates, that the adoption of SFAS No. 123R will result in an increase in compensation expense of approximately $0.2 million for the year ending December 31, 2006. To the extent that share-based payments by the Company increase from current levels, the impact on the statement of operations or earnings per share could be materially affected.

3.	Discontinued Operations

During 2005 and 2004, the Company recognized income from discontinued operations of $0.1 million and $0.5 million, respectively. The 2005 income related to adjustments to established reserves less miscellaneous expenses relating to unassumed liabilities and the 2004 income related to income taxes refunded and adjustments to established reserves less miscellaneous expenses relating to unassumed liabilities.

On November 28, 2003, Nextera and its direct and indirect subsidiaries, Lexecon Inc., CE Acquisition Corp. and ERG Acquisition Corp., sold substantially all of the assets Lexecon and its subsidiaries used in their economic consulting business to FTI. Accordingly, all consulting operations of the Company have been recorded as discontinued operations in the accompanying financial statements.

FTI paid cash in the amount of $129.2 million, plus additional consideration, including the assumption of certain operating liabilities, in exchange for the Lexecon assets. A gain of $14.2 million, net of $1.6 million of taxes, was recognized on the sale. Included within the gain is $1.5 million of sale proceeds which was placed in escrow pending a final review of the adequacy of the allowance for doubtful accounts receivable acquired by FTI. As of December 31, 2005, all of the escrow except $0.1 million has been collected.

Revenues and pre-tax income from discontinued operations for the year ended December 31, 2003 were $64.7 million and $12.8 million, respectively. Included within discontinued operations is interest expense of $7.5 million for the year ended December 31, 2003. Interest expense has been allocated to discontinued operations as the debt related to the interest expense was required to be repaid as part of the sale of the economic consulting business.

4.	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2005	2004
	(In thousands)

Equipment	$37	$37
Software	7	7
Furniture and fixtures	8	8

	52	52
Less: accumulated depreciation	30	13

Property and equipment, net	$22	$39

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2005	2004
	(In thousands)

Trade accounts payable	$196	$304
Accrued payroll and compensation	85	—
Accrued legal, audit and annual report costs	179	207
Lease settlement liability	—	113
Accrued interest	206	206
Other	82	13

	$748	$843

6.	Financing Arrangements

At December 31, long-term debt consists of the following:

	December 31,
	2005	2004
	(In thousands)

Unsecured note issued by a predecessor of a subsidiary of Nextera Enterprises, Inc. The face of the note provides for annual payments of $120,000 through May 2010, subject to the terms and conditions therein. Interest imputed annually at 8.7%(1)	$728	$728

	728	728
Less: current portion	337	258

Long-term debt	$391	$470

(1)	The unsecured note was issued by a predecessor subsidiary of Nextera Enterprises, Inc., which has ceased operations. It is the Company’s position, of which it has advised the noteholder, that it is not obligated to any liabilities under the note.

Annual maturities of long-term debt for the years ending after December 31, 2005 are as follows (in thousands):

2006	$337
2007	86
2008	92
2009	102
2010	111

$728

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Income Taxes

The provision for income taxes consists of the following (excluding a $0.1 million tax benefit relating to discontinued operations in 2004 and $1.6 million of federal and state tax expense allocated to discontinued operations in 2003):

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Current:
Federal	$—	$—	$—
State	24	—	232
Foreign	—	—	—

Total current tax provision	24	—	232
Deferred:
Federal	—	—	—
State	—	—	—

Total deferred tax provision	—	—	—

Total tax provision	$24	$—	$232

The reconciliation of the consolidated effective tax rate of the Company is as follows:

	Year Ended December 31,
	2005	2004	2003

Tax (benefit) at statutory rate	(34)%	(34)%	(34)%
State taxes (benefit), net of federal benefit	(6)	(6)	4
Other	1	—	—
Valuation allowance adjustments, primarily net operating losses utilized in 2003, not benefited in 2005 and 2004	40	40	34

Income tax provision	1%	—%	4%

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2005	2004
	(In thousands)

Deferred tax assets:
Reserves	$28	$88
Other accrued liabilities	528	520
Depreciation and other	508	415
AMT credit	1,060	1,060
Loss carryforwards	21,373	20,684

Deferred tax assets	23,497	22,767
Valuation allowance	(23,497)	(22,767)

	$—	$—

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation allowances relate to uncertainties surrounding the realization of tax loss carryforwards and the tax benefit attributable to certain tax assets of the Company. The valuation allowance represents a reserve against all deferred tax assets that must be realized through the generation of taxable income in future periods.

At December 31, 2005, the Company had tax net operating loss carryforwards of approximately $53.0 million that begin to expire in 2021. The Company believes that the loss carryforwards are not subject to annual limitations under IRC section 382. If such limitations were deemed to exist, the Company’s ability to utilize the carryforwards to their fullest extent would be limited and may adversely affect future net income and cash flows.

8.	Related Party Transactions

The law firm of Maron & Sandler has served as Nextera’s general counsel since its inception. Richard V. Sandler, who currently serves as Chairman of the Board of Directors of the Company and who previously served as Vice-Chairman of the Board of Directors from February 2003 to December 2003, and Stanley E. Maron, a director and secretary of the Company, are partners of Maron & Sandler. In 2005, 2004, and 2003, Maron & Sandler billed Nextera approximately $0.03 million, $0.1 million, and $0.2 million, respectively, for legal services rendered to the Company. Since Mr. Sandler became Vice-Chairman and subsequently Chairman of Nextera, Maron & Sandler has not charged the Company for the time that Mr. Sandler spends on Nextera matters.

9.	Leases

The Company leases its corporate office under an operating lease that expires in 2006. Rent expense for continuing operations was $0.1 million in 2005, 2004 and 2003. The Company has an operating lease in Toronto, Canada which it subleases through the October 2008 lease expiration. Total aggregate obligations relating to the space in Canada approximate $0.9 million.

10.	Stockholders’ Equity

Class A and Class B Common Stock

At December 31, 2005, the Company had 30,025,441 shares of Class A Common Stock and 3,844,200 shares of Class B Common Stock outstanding. The Class B Common Stock has the same economic characteristics as the Class A Common Stock, except that each share of Class B Common entitles the holder to ten votes per share of Class B Common Stock. Each share of Class B Common Stock can be converted by the holder into one share of Class A Common Stock.

Series A Cumulative Convertible Preferred Stock

On December 14, 2000, the Company entered into a Note Conversion Agreement with Mounte LLC whereas Mounte LLC converted certain debentures into shares of $0.001 par value Series A Cumulative Convertible Preferred Stock (Series A Preferred Stock). The Series A Preferred Stock currently bears dividends at a 7% rate. Such dividends are payable quarterly in arrears in cash or, at the option of the Company, in additional nonassessable shares of Series A Preferred Stock.

The Series A Preferred Stock carries a liquidation preference equal to $100 per share and is convertible into Class A Common Stock at the option of the holder. The Series A Preferred Stock is convertible at a price equal to $0.6875 per share. Each holder of Series A Preferred Stock is entitled to vote on matters presented to stockholders on an as converted basis. Holders of our Series A Preferred Stock are entitled to 145 votes per share (which equals the number of whole shares of Class A Common Stock into which one share of Series A Preferred Stock is convertible) on all matters to be voted upon for each share of Series A Preferred Stock held.

Beginning on December 14, 2004, in the event that the average closing price of the Company’s Class A Common Stock for the 30 days prior to the redemption is at least $1.0313, the Series A Preferred Stock may be

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

redeemed at the option of the Company at a price equal to $106 per share plus accrued unpaid dividends through December 14, 2005. Each year thereafter, the redemption price will decrease $1 per share until December 14, 2010, at which point the redemption price will be fixed at $100 per share plus accrued unpaid dividends.

Employee Equity Participation Plans

The Company has granted options principally under two stock option plans adopted in 1998 and 1999. Options granted under these plans have up to a 10-year life and vest principally over three- to five-year periods, with certain options subject to acceleration upon certain conditions. The exercise price of options granted is generally equal to the fair market value of the Company’s Class A common stock on the date of grant. As of December 31, 2005, the Company had reserved 43.5 million shares of common stock for future issuance under the stock option plans, of which 32.7 million were available for future grants.

	2005		2004		2003
		Weighted-Average		Weighted-Average		Weighted-Average
Stock Options	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	5,252,267	$1.88	18,720,661	$3.28	20,748,198	$3.52
Granted	150,000	0.43	525,000	0.42	1,100,000	0.45
Exercised	—	—	—	—	—	—
Forfeited	—	—	(13,993,394)	3.70	(3,127,537)	3.88

Outstanding at end of year	5,402,267	$1.84	5,252,267	$1.88	18,720,661	$3.28

Options exercisable at end of year	4,609,475	$2.08	4,108,288	$2.28	12,911,994	$3.75

Weighted average fair value of options granted during the year	$0.26		$0.21		$0.33

A summary of information about stock options outstanding as of December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-Average
	Number	Remaining		Number
	Outstanding at	Contractual	Weighted-Average	Exercisable at	Weighted-Average
Range of Exercise Prices	December 31, 2005	Life (Years)	Exercise Price	December 31, 2005	Exercise Price

$0.38 - $ 1.00	2,140,000	7.4	$0.47	1,347,208	$0.48
$1.01 - $ 3.00	2,947,267	4.8	1.97	2,947,267	1.97
$3.01 - $11.00	315,000	3.9	9.94	315,000	9.94

	5,402,267		$1.84	4,609,475	$2.08

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Basic and Diluted Earnings Per Common Share

The following table sets forth the reconciliation of the numerator and denominator of the net income (loss) per common share computation:

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands, except
	per share data)

Numerator:
Loss from continuing operations	$(1,979)	$(2,874)	$(6,715)
Preferred dividends	(328)	(307)	(292)

Loss from continuing operations applicable to common stockholders	(2,307)	(3,181)	(7,007)
Income from discontinued operations	78	525	11,202

Net income (loss) applicable to common stockholders	$(2,229)	$(2,656)	$4,195

Denominator:
Weighted average common shares outstanding, basic and diluted	33,870	33,870	33,912

Net income (loss) per common share, basic and diluted
Loss from continuing operations	$(0.07)	$(0.09)	$(0.21)
Income from discontinued operations	0.00	0.02	0.33

Net income (loss) per common share, basic and diluted	$(0.07)	$(0.08)	$0.12

In 2005, 2004 and 2003, the Company had 6,842,000, 6,774,000 and 7,210,000 of common stock equivalents, consisting of stock options, warrants and convertible preferred stock, which were not included in the computation of earnings per share because they were antidilutive.

Due to rounding differences, the 2004 net income (loss) per share does not equal the sum of net income (loss) per common share from continuing operations and net income (loss) per common share from discontinued operations.

12.	Retirement Savings Plans

The Company and certain of its subsidiaries sponsor retirement savings plans under the Internal Revenue Code for the benefit of all of their employees meeting certain minimum service requirements. Eligible employees may elect to contribute to the retirement plans subject to limitations established by the Internal Revenue Code. The trustees of the plans select investment opportunities from which participants may choose to contribute. Employer contributions are made at the discretion of the Company. Total employer contribution expense under the plans was $0.02 million, $0.02 million, and $0.7 million in 2005, 2004, and 2003, respectively.

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Special Charges

2004

The restructuring accruals and their utilization during 2004 are summarized as follows (in thousands):

	Balance at		Utilized		Balance at
	December 31, 2003	2003 charge	Non-Cash	Cash	December 31, 2004

Severance/employment termination	$77	$—	$—	$77	$—
Facilities	45	—	—	45	—
Operating lease obligations	51	—	—	51	—

	$173	$—	$—	$173	$—

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

14.	Other Expense

During 2005, $0.2 million of costs was incurred and paid to third parties, primarily investment banking fees, in connection with the evaluation of potential business acquisition opportunities which were not pursued. During 2004, the Company incurred a $0.5 million charge for expenses paid to third parties incurred in connection with the evaluation of a potential business acquisition which was not pursued. The expenses primarily consisted of legal, consulting, investment banking, and accounting expenses.

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

16.	Subsequent Events

On March 9, 2006, the Nextera and its wholly owned subsidiary W Lab Acquisition Corp., or WLab, entered into an asset purchase agreement with Woodridge Labs, Inc. (Seller) and certain other parties thereto, under which WLab agreed to purchase substantially all of the assets of Seller, which transaction is referred to as the Transaction. The execution of the asset purchase agreement and the closing of the Transaction occurred simultaneously.

The purchase price comprised:

• $22.5 million in cash (subject to purchase price adjustments);

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	8,467,410 unregistered restricted shares of Nextera’s Class A Common Stock constituting approximately 20% of the total outstanding common stock of Nextera immediately after such issuance, which shares were issued to Seller;

•	the assumption by WLab of a promissory note of Seller in the principal amount of $1.0 million, which assumed debt was paid in full by WLab on the closing date of the Transaction; and

•	an earn-out of up to $2.5 million which is payable if the audited EBITDA of WLab for the period from the closing date of the Transaction through December 31, 2006 exceeds $4.2 million, and is fully earned at approximately $6.5 million of audited EBITDA of WLab. This earn-out amount, if any, is payable in the second quarter of 2007.

$2 million of the cash purchase price together with the total earn-out amount, if any, are to be held in escrow until September 2007 to secure the payment of any indemnification obligations of Seller. The payment of any indemnification obligations of Seller is also secured by a pledge of the unregistered restricted shares

The acquisition will be accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141). Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and intangible identifiable assets and liabilities based on their estimated relative fair values. Management is in the process of determining the allocation of the purchase price and currently no valuation on the intangible assets has been performed nor has the opening balance sheet been subject to audit procedures. Management has made a preliminary allocation to the net tangible and intangible assets acquired and liabilities assumed based on preliminary estimates. The final purchase price allocation may differ significantly from the following preliminary allocation:

Current assets	$5,618
Long-term assets	400
Goodwill	16,183
Non-compete agreements	3,000
Trademarks & brand names	4,000

Total assets acquired	$29,201
Less liabilities assumed	(1,717)

$27,484

In March 2005, a third party filed a lawsuit against Woodridge Labs, Inc. in the U.S. District Court for the Southern District of New York for trademark infringement, trademark dilution and false advertising in relation to the DermaFreeze365 product line, which action is pending. In the complaint, the complainant alleges that Woodridge intentionally copied the trademark, package design and advertising of a competing product line. Neither Nextera nor WLab are party to this litigation and Woodridge Labs, Inc. has agreed to indemnify Nextera and WLab for any liabilities arising in relation to this litigation or any related action. Since the Company intends to continue to market this product line, the plaintiff in the suit may name the Company as an additional defendant in the suit or related action. If an action is brought against Nextera or WLab, the Company intends to vigorously contest such action, but cannot assure that contesting such action will be successful in any resulting litigation or other action. If litigation is brought against Nextera and WLab, this may affect the Company’s ability to offer the DermaFreeze 365 product line using this brand.

In connection with the acquisition of substantially all of the assets of Seller, Nextera and WLab (as borrower) entered into a Credit Agreement on March 9, 2006 for a $15.0 million senior secured credit facility, which comprises a $10 million fully-drawn term loan and a four-year $5 million revolving credit facility, of which $3 million was drawn at the closing of the Transaction. Under the Credit Agreement, the term loan and the revolving credit facility bear interest at the London Interbank Offered Rate (LIBOR) plus 3.75 percent or bank base rate plus

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.5 percent, as selected by WLab, with the rate subject to adjustment after delivery of the Company’s financial statements for the year ended December 31, 2006, based on the Company’s consolidated adjusted leverage ratio. Outstanding borrowings under the term loan must be repaid in 19 quarterly payments, commencing September 30, 2006. The repayments in 2006 and 2007 are each in the amount of $250,000, in 2008 $312,500, in 2009 $437,500, in 2010 $812,500, with a final payment on March 31, 2011, the maturity date of the term loan, of $2,250,000. The maturity date for the revolving credit facility is March 31, 2010. The commitment fee on the revolving credit facility is payable quarterly at a rate of 0.50% of the unused amount of the revolving credit facility per annum.

The new credit facilities are guaranteed, under a guaranty agreement by Nextera, WLab and all of the direct and indirect domestic subsidiaries of WLab and Nextera from time to time (other than Nextera Business Performance Solutions Group, Inc., Nextera Canada Co. and Nextera Economics, Inc.), referred to as the Subsidiary Guarantors. In addition, the registrant, WLab and the Subsidiary Guarantors are party to a security agreement and a pledge agreement, which create security and pledge interests with respect to substantially all present and future property of the registrant, WLab and the Subsidiary Guarantors.

Under the Credit Agreement, the Company is subject to certain limitations, including limitations on the ability: to incur additional debt or sell assets, with restrictions on the use of proceeds; to make certain investments and acquisitions; to grant liens; and to pay dividends and make certain other restricted payments. In addition, the Company will be required to prepay principal amounts outstanding under certain circumstances if it issues debt or equity, sells assets or property, receives certain extraordinary receipts or generates excess cash flow. The Credit Agreement also contains certain restrictive financial covenants, including minimum consolidated EBITDA, maximum consolidated leverage ratio, minimum fixed charge coverage ratio, maximum consolidated capital expenditures and maximum corporate overhead.

Upon the occurrence of certain events of default, the obligations under the Credit Agreement may be accelerated and the lending commitments terminated. Such events of default include, but are not limited to: (i) the failure to pay principal or interest when due, (ii) breach or failure to perform any of the covenants or obligations set forth in the Credit Agreement, which for certain covenants and obligations is subject to a 30-day cure period, (iii) the acceleration of certain other indebtedness, (iv) a filing of a petition in bankruptcy by the borrower, (v) the entry of a judgment or a court order against the borrower in excess of certain specified dollar thresholds, (vi) a reduction below certain levels in the ownership or economic interests of the Company’s existing significant stockholders in the aggregate or (vii) Mr. Millin ceasing to be a member of the Company’s board of directors or the chief executive officer of WLab prior to March 9, 2010, except for certain specified reasons.

17.	Quarterly Information (unaudited)

	March 31	June 30	September 30	December 31

2005
Net revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Loss from continuing operations	(512)	(551)	(575)	(341)
Income from discontinued operations, net of income tax	21	91	19	(53)
Net loss	(491)	(460)	(556)	(394)
Net loss per common share, basic and diluted:
Continuing operations	$(0.02)	$(0.02)	$(0.02)	$(0.01)
Discontinued operations	—	—	—	—

Net loss per common share, basic and diluted	$(0.02)	$(0.02)	$(0.02)	$(0.01)

NEXTERA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31	June 30	September 30	December 31

2004
Net revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Loss from continuing operations	(720)	(648)	(618)	(888)
Income from discontinued operations, net of income tax	—	—	—	525
Net loss	(720)	(648)	(618)	(363)
Net income (loss) per common share, basic and diluted:
Continuing operations	$(0.02)	$(0.02)	$(0.02)	$(0.03)
Discontinued operations	—	—	—	0.02

Net loss per common share, basic and diluted	$(0.02)	$(0.02)	$(0.02)	$(0.01)

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and that such information is accumulated and communicated to the Company’s management, including its President, Chief Operating Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President, Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is set forth in the section headed “Proposal 1 — Election of Directors” in our definitive Proxy Statement for the Annual Meeting of Stockholders of the Company, or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2005, and is incorporated in this report by reference.

We have adopted a written code of business conduct and ethics that applies to all of our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer, controller and any person performing similar functions) and employees. We have also made our code of business conduct and ethics publicly available on our website at http://www.nextera.com, and we will provide a copy of such code of business conduct and ethics without charge upon request. If we make any amendments to grant any waiver, including any implicit waiver, from a provision of the code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller (or any person performing similar functions), we intend to disclose the nature of the amendment or waiver on our website. We may also elect to disclose the amendment or waiver in a Current Report on Form 8-K filed with the SEC.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report as Exhibits:

1. The following consolidated financial statements and report of independent registered public accounting firm are included in Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at December 31, 2005 and 2004

•	Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

•	Notes to Consolidated Financial Statements

2. All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits:

Exhibit No.		Description

3	.1(1)	Third Amended and Restated Certificate of Incorporation

3	.2(2)	Second Amended and Restated Bylaws

4	.1(3)	Form of Class A Common Stock Certificate

4	.2(4)	Certificate of Designations, Preferences and Relative Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Cumulative Convertible Preferred Stock of Nextera.

4	.3(4)	Note Conversion Agreement by and between Knowledge Universe, Inc. dated as of December 14, 2000.

4	.4(5)	Letter Agreement between Knowledge Universe, Inc. and Nextera Enterprises, Inc. dated June 29, 2001.

4	.5(6)	Letter Agreement between Knowledge Universe, Inc. and Nextera Enterprises, Inc. dated March 29, 2002.

4	.6(6)	Letter Agreement between Knowledge Universe, Inc. and Nextera Enterprises, Inc. dated June 14, 2002.

10	.1(7)*	Amended and Restated 1998 Equity Participation Plan.

10	.2(8)*	Nextera/Lexecon Limited Purpose Stock Option Plan.

Exhibit No.		Description

10	.3(8)*	Employment Agreement dated October 24, 2000 between Nextera and Michael P. Muldowney.

10	.4(9)*	Employment Agreement dated October 25, 2000 between Nextera and David Schneider.

10	.5(10)*	Letter dated January 9, 2003 between David Schneider and Nextera Enterprises, Inc.

10	.6.1(11)*	Letter dated as of February 1, 2003 between Richard V. Sandler and Nextera Enterprises, Inc.

10	.6.2(12)*	Letter dated as of January 25, 2006 between Richard V. Sandler and Nextera Enterprises, Inc.

10	.7(13)	Asset Purchase Agreement, dated September 25, 2003, by and among Nextera Enterprises, Inc., Lexecon Inc., CE Acquisition Corp., ERG Acquisition Corp., FTI Consulting, Inc. and LI Acquisition Company, LLC.

10	.8(14)	Employment Agreement dated March 3, 2004 between Nextera and Michael J. Dolan.

10	.9(15)*	Form of Non-Qualified Stock Option Agreement for use with the Amended and Restated 1998 Equity Participation Plan.

10	.10(16)	Credit Agreement dated as of March 9, 2006 by and among Nextera Enterprises, Inc., W Lab Acquisition Corp. and NewStar Financial, Inc. (as administrative agent).

10	.11(16)	Guaranty Agreement dated as of March 9, 2006 by and among Nextera Enterprises, Inc., W Lab Acquisition Corp. and NewStar Financial, Inc. (as administrative agent).

10	.12(16)	Security Agreement dated as of March 9, 2006 by and among Nextera Enterprises, Inc., W Lab Acquisition Corp. and NewStar Financial, Inc. (as administrative agent).

10	.13(16)	Pledge Agreement dated as of March 9, 2006 by and among Nextera Enterprises, Inc., W Lab Acquisition Corp. and NewStar Financial, Inc. (as administrative agent).

10	.14(1)	Asset Purchase Agreement dated as of March 9, 2006 by and among Nextera Enterprises, Inc., W Lab Acquisition Corp., Woodridge Labs, Inc., Joseph J. Millin and Valerie Millin, Trustees of the Millin Family Living Trust Dated November 18, 2002, Scott J. Weiss and Debra Weiss, as Trustees of the Scott and Debra Weiss Living Trust, Joseph J. Millin, and Scott J. Weiss.

10	.15(1)	Stock Pledge and Security Agreement dated as of March 9, 2006 by and among Nextera Enterprises, Inc., W Lab Acquisition Corp. and Woodridge Labs, Inc.

10	.16(1)*	Employment Agreement dated as of March 9, 2006 by and among Nextera Enterprises, Inc., W Lab Acquisition Corp. and Joseph J. Millin.

10	.17(1)*	Employment Agreement dated as of March 9, 2006 by and among Nextera Enterprises, Inc., W Lab Acquisition Corp. and Scott J. Weiss.

14	.1(14)	Nextera Enterprises, Inc. Code of Business Conduct and Ethics.

21	.1(1)	List of Subsidiaries.

23	.1(17)	Consent of Independent Registered Public Accounting Firm

31	.1(17)	Rule 13a-14(a)/15(d)-14(a) Certification

31	.2(17)	Rule 13a-14(a)/15(d)-14(a) Certification

32	.1(17)	Section 1350 Certification

32	.2(17)	Section 1350 Certification

(1)	Filed as an exhibit to Nextera’s Current Report on Form 8-K filed on March 15, 2006, and incorporated herein by reference.

(2)	Filed as an exhibit to Nextera’s Current Report on Form 8-K filed on March 3, 2006, and incorporated herein by reference.

(3)	Filed as an exhibit to Nextera’s Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-63789) dated May 17, 1999, and incorporated herein by reference.

(4)	Filed as an exhibit to Nextera’s Current Report on Form 8-K filed on December 15, 2000, and incorporated herein by reference.

(5)	Filed as an exhibit to Nextera’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

(6)	Filed as an exhibit to Nextera’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(7)	Filed as an appendix to Nextera’s definitive proxy statement for its annual meeting of stockholders held on July 12, 2001, filed on June 20, 2001, and incorporated herein by reference.

(8)	Filed as an exhibit to Nextera’s Amendment No. 6 to Registration Statement on Form S-1 (File No. 333-63789) dated May 6, 1999, and incorporated herein by reference.

(9)	Filed as an exhibit to Nextera’s Quarterly Report on Form 10-Q/ A for the quarter ended September 30, 2000 and incorporated herein by reference.

(10)	Filed as an exhibit to Nextera’s Current Report on Form 8-K filed on February 6, 2003 and incorporated herein by reference.

(11)	Filed as an exhibit to Nextera’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(12)	Filed as an exhibit to Nextera’s Current Report on Form 8-K filed on January 26, 2006, and incorporated herein by reference.

(13)	Filed as an exhibit to Nextera’s Current Report on Form 8-K filed on September 26, 2003 and incorporated herein by reference

(14)	Filed as an exhibit to Nextera’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

(15)	Filed as an exhibit to Nextera’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(16)	Filed as an exhibit to Nextera’s Current Report on Form 8-K filed on March 10, 2006, and incorporated herein by reference.

(17)	Filed herewith.

*	Indicates a management plan or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nextera Enterprises, Inc.

By:	/s/ Joseph J. Millin
Joseph J. Millin
President

March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph J. Millin Joseph J. Millin	President and Director (Principal Executive Officer)	March 31, 2006

/s/ Michael P. Muldowney Michael P. Muldowney	Chief Operating Officer, Chief Financial Officer, and Director (Principal Financial Officer)	March 31, 2006

/s/ Michael J. Dolan Michael J. Dolan	Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 31, 2006

/s/ Richard V. Sandler Richard V. Sandler	Chairman of the Board of Directors	March 31, 2006

/s/ Ralph Finerman Ralph Finerman	Director	March 31, 2006

/s/ Steven B. Fink Steven B. Fink	Director	March 31, 2006

/s/ Keith D. Grinstein Keith D. Grinstein	Director	March 31, 2006

/s/ Alan B. Levine Alan B. Levine	Director	March 31, 2006

/s/ Stanley E. Maron Stanley E. Maron	Director	March 31, 2006

/s/ Scott J. Weiss Scott J. Weiss	Director	March 31, 2006