Form 10-Q
period 2006-03-31
NEXTERA ENTERPRISES INC
filed 2006-05-15
CIK 1070534

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-25995
NEXTERA ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4700410 (I.R.S. Employer Identification Number)
10 High Street,
Boston, Massachusetts 02110
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
     As of May 10, 2006, 38,492,851 shares of registrant’s Class A Common Stock, $0.001 par value, were outstanding and 3,844,200 shares of registrant’s Class B Common Stock, $0.001 par value, were outstanding

NEXTERA ENTERPRISES, INC.
Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Nextera Enterprises, Inc.
Condensed Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data; unaudited)

	March 31,	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$3,642	$15,043
Accounts receivable	854	—
Inventory	3,484	—
Due from supplier	270	—
Prepaid expenses and other current assets	460	128

Total current assets	8,710	15,171

Property and equipment, net	122	22
Goodwill	17,096	—
Intangible assets, net	6,069	—
Other assets	782	42

Total assets	$32,779	$15,235

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,477	$542
Revolving credit facility	2,000	—
Current portion of long-term debt	750	—

Total current liabilities	4,227	542

Long-term debt	10,250	—
Other long-term liabilities	1,334	1,334
Commitments and contingencies (Note 11)	—	—
Stockholders’ equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 600,000 authorized shares designated Series A, 49,745 and 48,906 Series A issued and outstanding at March 31, 2006 and December 31, 2005, respectively	4,974	4,890
Class A Common Stock, $0.001 par value, 95,000,000 shares authorized, 38,492,851 and 30,025,441 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	38	30
Class B Common Stock, $0.001 par value, 4,300,000 shares authorized, 3,844,200 shares issued and outstanding at March 31, 2006 and December 31, 2005	4	4
Additional paid-in capital	165,312	161,130
Accumulated deficit	(153,360)	(152,695)

Total stockholders’ equity	16,968	13,359

Total liabilities and stockholders’ equity	$32,779	$15,235

See Notes to Condensed Consolidated Financial Statements

Nextera Enterprises, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share amounts; unaudited)

	Three Months Ended
	March 31,
	2006	2005

Net sales	$1,096	$—
Cost of sales	540	—

Gross profit	556	—

Selling, general and administrative expenses	1,212	565
Amortization of intangibles	31	—

Operating loss	(687)	(565)

Interest income	125	59
Interest expense	(74)	—

Loss from continuing operations before income taxes	(636)	(506)

Provision for income taxes	29	6

Loss from continuing operations	(665)	(512)

Income from discontinued operations	—	21

Net loss	(665)	(491)

Preferred stock dividends	(84)	(78)

Net loss applicable to common stockholders	$(749)	$(569)

Net loss per common share, basic and diluted
Continuing operations	$(0.02)	$(0.02)
Discontinued operations	—	—

Net loss per common share, basic and diluted	$(0.02)	$(0.02)

Weighted average common shares outstanding, basic and diluted	35,940	33,870

See Notes to Condensed Consolidated Financial Statements

Nextera Enterprises, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands; unaudited)

	Three Months Ended
	March 31,
	2006	2005

Operating activities
Net loss	$(665)	$(491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12	5
Amortization of Intangible assets	31	—
Stock based compensation	40	1
Change in operating assets and liabilities:
Accounts receivable	238	—
Inventory	341	—
Prepaid expenses and other assets	(205)	(33)
Accounts payable and accrued expenses	238	9

Net cash provided by (used in) operating activities	30	$(509)

Investing activities
Acquisition of business, net of cash acquired	(22,951)	—
Proceeds from sale of business	—	87

Net cash (used in) provided by investing activities	(22,951)	87

Financing activities
Borrowings under revolving credit facility	3,000	—
Borrowings under term note	10,000	—
Payment of note acquired in acquisition	(1,000)	—
Payment of debt issuance costs	(480)	—

Net cash provided by financing activities	11,520	—

Net decrease in cash and cash equivalents	(11,401)	(422)

Cash and cash equivalents at beginning of period	15,043	16,713

Cash and cash equivalents at end of period	$3,642	$16,291

See Notes to Condensed Consolidated Financial Statements

NEXTERA ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Nextera Enterprises, Inc. (Nextera or the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
The balance sheet as of December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
These financial statements should be read in conjunction with the financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 2006.
On March 9, 2006, Nextera, through a wholly owned subsidiary, acquired substantially all of the assets of Jocott Enterprises, Inc. (Jocott), formerly Woodridge Labs, Inc. Subsequently, the wholly owned subsidiary was renamed Woodridge Labs, Inc. As used herein, the term “Woodridge” refers to Jocott for all periods prior to March 9, 2006 and to Nextera’s wholly owned subsidiary Woodridge Labs, Inc., from and after March 9, 2006. Prior to the acquisition of the Woodridge assets, Nextera had no business operations for the period from November 29, 2003 through March 8, 2006. Woodridge’s financial results have only been included for the period from March 9, 2006 to March 31, 2006.
Mounte LLC (successor to Krest, LLC, Knowledge Universe LLC and Knowledge Universe, Inc.) controls a majority of the voting power of the Company’s equity securities through its ownership of the Company’s Class A Common Stock, Class B Common Stock and Series A Cumulative Preferred Stock.
Note 2. Nature of Business
Nextera’s sole business operations consist of the Woodridge business. Woodridge is an independent developer and marketer of branded consumer products that offer simple, effective solutions to niche personal care needs. Since its formation in 1996, Woodridge has built its reputation and market position by identifying and exploiting underdeveloped opportunities within the personal care market, and by commercializing distinctive, branded products that are intended to directly address the specific demands of niche applications. In addition to its flagship Vita-K Solution product line, Woodridge has created a portfolio of other existing and development-stage consumer products, covering a wide range of uses and applications.
Woodridge’s products are marketed at retail under the following core brands: Vita-K Solution®, DermaFreeze365™, Bath Lounge™, Psssssst®, Stoppers-4®, Vita-C2™, Firminol-10® and TurboShave®. With its portfolio of products, Woodridge offers consumers affordable alternatives to expensive dermatologist treatments, while also offering retailers profitable and in-demand products.

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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and demand deposit accounts. The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.
Accounts Receivable
The Company extends non-interest bearing trade credit to its customers in the ordinary course of business. Accounts receivable consist of trade receivables less reserves for sales returns, allowances, discounts, and promotional credits. Trade receivables are periodically evaluated for collectibility based on customers’ past credit history and their current financial condition. The Company generally does not require collateral.
Inventory
Inventory is valued at the lower of cost or market on a first-in, first-out basis. The Company provides an allowance for slow moving and obsolete inventory.
Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is provided on the straight line method based on the estimated lives of the assets. The principal estimated useful lives used in computing depreciation and amortization, are as follows:

Tools and Dies	3 years
Machinery and Equipment	3 - 5 years
Furniture and Fixtures	3 - 5 years
Software	3 years
Goodwill
The excess of the purchase price over the fair value of assets acquired and liabilities assumed in acquisitions is classified as goodwill. In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill, but performs an impairment test of the carrying value at least annually.

NEXTERA ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Intangible Assets
Intangible assets with finite lives, such as trademarks, brand names and non-compete agreements, are amortized over their useful lives, ranging from 9 to 15 years.
Deferred Financing Costs
The Company has incurred costs in connection with its credit agreement. These costs are capitalized as deferred financing costs and are amortized over the weighted average life of the long-term credit facility.
Financial Instruments
The carrying value of financial instruments such as cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value based on the short-term maturities of these instruments. The carrying value of long-term debt approximates its fair value based on references to similar instruments.
Income Taxes
Deferred income taxes are provided for temporary differences between the financial reporting and the tax bases of assets and liabilities and are measured using enacted income taxes and laws that will be in effect when temporary differences are expected to reverse.
Revenue Recognition
Sales are recognized when title and risk of loss transfers to the customer, the sales price is fixed or determinable and collectibility of the resulting receivable is probable.. Net sales comprise gross revenues less expected returns, trade discounts, slotting fees, customer allowances and various sales incentives such as scan downs and temporary price reductions. Although no legal right of return exists between the customer and the Company, it is an industry-wide practice to accept returns from customers under certain circumstances. The Company, therefore, records a reserve for returns based on its historical percentage of returns.
Advertising
The Company expenses advertising costs as they are incurred.
Stock-Based Compensation and Other Equity Instruments
On January 1, 2006, Nextera adopted the provisions of SFAS No. 123R (revised 2004), “Share-Based Payment,” which requires that the fair value of share-based awards be recorded in the results of operations. Under the revised standard, awards issued prior to 2006 are charged to expense under the prior rules, and awards issued after 2005 are charged to expense under the revised rules. Total non-cash compensation expense charged to operations in the first quarter of 2006 for share-based plans totaled approximately $0.04 million. Through December 31, 2005, the Company measured compensation cost using the intrinsic value-based method of accounting for stock options granted to employees. Nextera used the modified prospective method in its adoption of SFAS 123R. Under this method, prior years’ financial results do not include the impact of recording stock options using fair value. Had compensation cost been determined using the fair value-based accounting method in 2005, pro forma net income and earnings per share (EPS) amounts would have been as follows:

NEXTERA ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Three months Ended
March 31, 2005
(Amounts in thousands, except
per share data)

Net loss, as reported	$(491)
Compensation expense under fair value-based accounting method	(50)

Pro forma net loss	$(541)

Net loss per common share, basic and diluted:
As reported	$(0.02)

Pro forma	$(0.02)

The Company has not issued any options in 2006. The weighted average fair value of options granted during 2005 was $0.26 at the date of the grant. The fair values of options were estimated using the Black-Scholes option pricing model utilizing the following assumptions:

2005
Risk-free interest rates	3.50%
Expected lives (years)	4
Expected volatility	80%
Dividend rate	0%
Reclassifications
Certain reclassifications were made to the 2005 financial statements in order that they may be consistent with the 2006 presentation.
Recently Issued Accounting Pronouncements
In November 2004, the FASB issued SFAS No. 151 (SFAS 151), “Inventory Costs”, which requires certain inventory related costs to be expensed as incurred. SFAS 151 was effective January 1, 2006 and had no impact on the Consolidated Financial Statements.
Note 4. Acquisition of Woodridge Labs, Inc.
On March 9, 2006, Nextera, through a wholly owned subsidiary, acquired substantially all of the assets of Jocott, which transaction is referred to as the Transaction. The financial results of Woodridge from March 9, 2006 to March 31, 2006 have been included within financial results for the quarter ended March 31, 2006.
The purchase price comprised:
•	$23.2 million in cash including $0.7 million of acquisition expenses paid to third parties;

•	8,467,410 unregistered restricted shares of Nextera’s Class A Common Stock constituting approximately 20% of the total outstanding common stock of Nextera immediately after such issuance, which shares were issued to Jocott. Such shares had a value of $4.2 million on the date of the transaction;

NEXTERA ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
•	the assumption of a promissory note of Jocott in the principal amount of $1.0 million, which assumed debt was paid in full by the Company on the closing date of the Transaction; and

•	an earn-out of up to $2.5 million which is payable if the audited earnings before interest, income taxes, depreciation and amortization (EBITDA) of Woodridge for the period from the closing date of the Transaction through December 31, 2006 exceeds $4.2 million, and is fully earned at approximately $6.5 million of audited EBITDA of Woodridge. This earn-out amount, if any, is payable in the second quarter of 2007.
$2 million of the cash purchase price together with the total earn-out amount, if any, are to be held in escrow until September 2007 to secure the payment of any indemnification obligations of Jocott. The payment of any indemnification obligations of Jocott is also secured by a pledge of the unregistered restricted shares.
The acquisition was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141). Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and intangible identifiable assets and liabilities based on their estimated relative fair values. The Company has made a preliminary allocation to the net tangible and intangible assets acquired and liabilities assumed based on preliminary estimates and the final purchase price allocation may differ significantly from the following preliminary allocation:

Current assets	$5,548
Long-term assets	388
Goodwill	17,096
Intangible assets	6,100

Total assets acquired	$29,132

Less liabilities assumed	(1,697)

$27,435

The following table sets forth the unaudited pro forma results of the Company’s operations as if the acquisition of Woodridge had been completed on January 1, 2005. The unaudited pro forma results are not indicative of what the actual results would have been had the acquisition been completed on January 1, 2005 nor do they purport to indicate the results of future operations or the future operations of Nextera.

	Three Months Ended
	March 31,
	2006	2005

	(In thousands except per share
	data)
Net sales	$3,275	$3,880

Income (loss) from continuing operations before income taxes	(386)	115

Net income (loss)	(415)	86
Preferred stock dividends	(84)	(78)

Net income (loss) applicable to common stockholders	$(499)	$8

NEXTERA ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Weighted average common shares outstanding—basic and diluted	42,337	42,337
Basic and diluted loss per share	$(0.01)	$0.00

The amortization of the inventory step-up, which represents an increase to the inventory to reflect its fair value less selling profit and results in an increase in costs of sales upon the sale of the inventory, has been excluded from the pro forma amounts as the costs are non-recurring.
Note 5. Inventories
Inventories consist of the following:

March 31, 2006
(in thousands)
Raw materials	$978
Finished goods	2,506

$3,484

The finished goods inventory at March 31, 2006 reflects a $1.2 million step-up to fair value, as required by SFAS 141.
Note 6. Property and Equipment
Property and equipment are stated at cost and is summarized by major classification as follows:

	March 31,	December 31,
	2006	2005

	(In thousands)
Equipment	$71	$37
Tools and dies	65	—
Software	17	7
Furniture and fixtures	10	8

	163	52
Less: accumulated depreciation	41	30

Property and equipment, net	$122	$22

Note 7. Intangible Assets
Intangible assets consist of the following:

March 31, 2006
(In thousands)
Goodwill	$17,096

Trademarks and brands	$2,800
Covenant not to compete	1,900
Customer relationships	1,400

6,100
Less: accumulated amortization	31

Intangible assets, net	$6,069

NEXTERA ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Trademarks, brands and customer relationships are amortized over their estimated useful lives which range from 10-15 years. The covenant not to compete agreement is amortized over its contractual life of 9 years.
Note 8. Financing Arrangements
In connection with the acquisition of substantially all of the assets of Jocott, Nextera and Woodridge (as borrower) entered into a Credit Agreement on March 9, 2006 for a $15.0 million senior secured credit facility, which comprises a $10.0 million fully-drawn term loan and a four-year $5.0 million revolving credit facility, of which $3.0 million was drawn at the closing of the Transaction. Under the Credit Agreement, the term loan and the revolving credit facility bear interest at the London Interbank Offered Rate (LIBOR) plus 3.75 percent, or bank base rate plus 2.5 percent, as selected by borrower, with the rate subject to adjustment after delivery of the Company’s financial statements for the year ended December 31, 2006, based on the Company’s consolidated adjusted leverage ratio. Outstanding borrowings under the term loan must be repaid in 19 quarterly payments, commencing September 30, 2006. The repayments in 2006 and 2007 are each in the amount of $250,000, in 2008 $312,500, in 2009 $437,500, in 2010 $812,500, with a final payment on March 31, 2011, the maturity date of the term loan, of $2,250,000. The maturity date for the revolving credit facility is March 31, 2010. The commitment fee on the revolving credit facility is payable quarterly at a rate of 0.50% of the unused amount of the revolving credit facility per annum.
The credit facility is guaranteed under a guaranty agreement by Nextera, Woodridge and all of the direct and indirect domestic subsidiaries of Woodridge and Nextera from time to time (other than certain dormant legacy subsidiaries), referred to as the Subsidiary Guarantors. In addition, Nextera, Woodridge and the Subsidiary Guarantors are party to a security agreement and a pledge agreement, which create security and pledge interests with respect to substantially all present and future property of Nextera, Woodridge and the Subsidiary Guarantors.
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
Upon the occurrence of certain events of default, the obligations under the Credit Agreement may be accelerated and the lending commitments terminated. Such events of default include, but are not limited to: (i) the failure to pay principal or interest when due, (ii) breach or failure to perform any of the covenants or obligations set forth in the Credit Agreement, which for certain covenants and obligations is subject to a 30-day cure period, (iii) the acceleration of certain other indebtedness, (iv) a filing of a petition in bankruptcy by the borrower, (v) the entry of a judgment or a court order against the borrower in excess of certain specified dollar thresholds, (vi) a reduction below certain levels in the ownership or economic interests of the Company’s existing significant stockholders in the aggregate or (vii) Joseph Millin, the

NEXTERA ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
current President of Nextera, ceasing to be a member of Nextera’s board of directors or the Chief Executive Officer of Woodridge prior to March 9, 2010, except for certain specified reasons.
Long-term debt consists of the following (in thousands):

March 31, 2006
Term loan	$10,000
Revolving credit facility	3,000

$13,000
Current portion of long-term debt (including $2.0 million of the revolving credit facility which is expected to be repaid during the next twelve months)	2,750

$10,250

Future principal payments required in accordance with the terms of the Credit Agreement are as follows:

(In thousands)
Twelve months ending December 31, 2006	$500
2007	1,000
2008	1,250
2009	1,750
2010	6,250
thereafter	2,250

$13,000

Note 9. Basic and Diluted Net Income (Loss) per Common Share
Basic net income (loss) per share (“basic EPS”) is computed by dividing income (loss) from continuing operations applicable to common stockholders and net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (“diluted EPS”) is the same as the basic loss per share for the three-month period ended March 31, 2006 and 2005 as the computation of diluted income (loss) per share would have an anti-dilutive effect on loss per share.
Basic and diluted loss per share were calculated as follows:

	Three Months Ended March 31,
	2006	2005

	(dollar amounts in thousands,
	except per share data)
Loss from continuing operations	$(665)	$(512)
Preferred stock dividends	(84)	(78)

Loss from continuing operations applicable to common stockholders	(749)	(590)

Income from discontinued operations	—	21

Net loss applicable to common stockholders	$(749)	$(569)

Weighted average common shares outstanding—basic and diluted	35,940	33,870

NEXTERA ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Basic and diluted net loss per common share
Loss from continuing operations	$(0.02)	$(0.02)
Income from discontinued operations	—	—

Net loss per common share, basic and diluted	$(0.02)	$(0.02)

Note 10. Income Taxes
No federal tax benefit was recorded for the three month period ended March 31, 2006 and 2005 due to the Company’s uncertainty associated with utilizing its net operating losses. The Company did record state tax expense for the three month periods ended March 31, 2006 and 2005.
Note 11. Commitments and Contingencies
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
In March 2005, a third party filed a lawsuit against Jocott in the U.S. District Court for the Southern District of New York for trademark infringement, trademark dilution and false advertising in relation to the DermaFreeze365 product line, which action is pending. In the complaint, the complainant alleges that Jocott intentionally copied the trademark, package design and advertising of a competing product line. Neither Nextera nor Woodridge are party to this litigation and Jocott has agreed to indemnify Nextera and Woodridge for any liabilities arising in relation to this litigation or any related action. Since the Company intends to continue to market this product line, the plaintiff in the suit may name the Company as an additional defendant in the suit or related action. If an action is brought against Nextera or Woodridge, the Company intends to vigorously contest such action, but cannot assure that contesting such action will be successful in any resulting litigation or other action. If litigation is brought against Nextera and Woodridge, this may affect the Company’s ability to offer the DermaFreeze365 product line using this brand.

NEXTERA ENTERPRISES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used in this report, the terms “we,” “our,” “ours”, and “us” refer to Nextera Enterprises, Inc, a Delaware Corporation, or Nextera, and its wholly owned subsidiaries. In addition, the term “Woodridge” refers to Jocott Enterprises, Inc., or Jocott (the prior owner of the Woodridge business), for all periods prior to March 9, 2006, and to Woodridge Labs, Inc., a wholly owned subsidiary of Nextera, from and after March 9, 2006, unless the context indicates otherwise
The disclosure and analysis in this quarterly report contain “forward-looking statements.” Forward-looking statements give our current expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use words such as “may,” “could,” should,” “would,” “will,” “continue,” ““anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these forward-looking statements include statements relating to future actions or the outcome of financial results. From time to time, we also may provide oral or written forward-looking statements in other materials released to the public. Any or all of the forward-looking statements in this quarterly report and in any other public statements may turn out to be incorrect. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Our actual results may differ materially from those stated or implied by such forward-looking statements.
Forward-looking statements are based on many factors that may be outside our control, causing actual results to differ materially from those suggested. These factors include, but are not limited to, those disclosed in Nextera’s Annual Report on Form 10-K for the year ended December 31, 2005 under the heading “Item 1A. Risk Factors.” New factors emerge from time to time, and it is not possible for us to predict all these factors nor can we assess the impact of these factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on forward-looking statements as a prediction of actual results.
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
Acquisition of Woodridge Business
On March 9, 2006, Nextera, through a wholly owned subsidiary, acquired substantially all of the assets of Jocott (formerly Woodridge Labs, Inc.), which transaction is referred to as the Transaction. The financial results of Woodridge from March 9, 2006 to March 31, 2006 have been included within our financial results for the quarter ended March 31, 2006. The Woodridge business currently comprises our sole operating business.
The purchase price comprised:
•	$23.2 million in cash including $0.7 million of acquisition expenses paid to third parties;

•	8,467,410 unregistered restricted shares of Nextera’s Class A Common Stock constituting approximately 20% of the total outstanding common stock of Nextera immediately after such issuance, which shares were issued to Jocott. Such shares had a value of $4.2 million on the date of the transaction;

•	the assumption of a promissory note of Jocott in the principal amount of $1.0 million, which assumed debt was paid in full by us on the closing date of the Transaction; and

•	an earn-out of up to $2.5 million which is payable if the audited earnings before interest, income taxes, depreciation and amortization (EBITDA) of Woodridge for the period from the closing date of the Transaction through December 31, 2006 exceeds $4.2 million, and is fully earned at approximately $6.5 million of audited EBITDA of Woodridge. This earn-out amount, if any, is payable in the second quarter of 2007.
Our tax provision has historically varied from the federal statutory rate of 34% predominately due to deferred tax valuation allowance adjustments, the utilization of net operating losses, and state and local taxes.
Comparison of the Three Months Ended March 31, 2006 and the Three Months Ended March 31, 2005
Net Sales. Net sales for the three months ended March 31, 2006 was $1.1 million and solely consists of the Woodridge business. Net sales only included sales for the period from March 9, 2006 to March 31, 2006 in which Nextera owned Woodridge. During the three months ended March 31, 2005, Nextera had no business operations.
Gross Profit. Gross profit for the three months ended March 31, 2006 was $0.6 million and solely relates to the Woodridge business. Gross profit only includes activity for the period from March 9, 2006 to March 31, 2006 in which Nextera owned Woodridge. The gross margin for the 2006 first quarter was 50.7%. Included within gross profit for the period ended March 31, 2006 is a $0.3 million charge associated with the amortization of the step up to fair value in the inventory acquired from Woodridge, as required by SFAS 142. Excluding the inventory step-up charge, the gross margin for the 2006 first quarter would have been 74.4%. The inventory step up charge is expected to be $1.0 million and $0.1 million in the second and third quarters of 2006, respectively. During the three months ended March 31, 2005, Nextera had no business operations.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 114.5%, or $0.6 million, to $1.2 million for the three months ended March 31, 2006 from $0.6 million for the three months ended March 31, 2005. The increase in selling, general and administrative expenses from the first quarter of 2005 was primarily attributed the expenses of the Woodridge business which were approximately $0.5 million. The remaining $0.1 million increase was substantially due to incentive compensation related to the successful acquisition of Woodridge and the expensing of stock based compensation which was required effective January 1, 2006.
Interest Income. Interest income increased 111.9% to $0.13 million for the three months ended March 31, 2006 from $0.06 million for the three months ended March 31, 2005. The increase was due in part to an increase in the interest rate earned on our investments. Such increase was partially offset by the use of $13.0 million of cash on March 9, 2006 to acquire Woodridge.
Interest Expense. Interest expense was $0.1 million for the three months ended March 31, 2006. The interest expense is attributable to our $13.0 million credit facility that it entered into on March 9, 2006. Our debt bears interest at LIBOR plus 3.75 percent. During the three months ended March 31, 2005, Nextera had no interest expense.
Income Taxes. No federal tax benefit was recorded for the three months ended March 31, 2006 and 2005 due to our uncertainty associated with utilizing its net operating losses. We did record state tax expense for each three month period.
Liquidity and Capital Resources
Consolidated working capital was $4.5 million on March 31, 2006, compared with working capital of $14.6 million on December 31, 2005. Included in working capital were cash and cash equivalents of $3.6 million and $15.0 million on March 31, 2006 and December 31, 2005, respectively.
Net cash provided by operating activities was $0.03 million for the three months ended March 31, 2006. The primary component of net cash provided by operating activities was $0.2 million of collections in accounts receivable, a reduction of $0.3 million in inventory due to the amortization of the inventory step-up, and an increase of $0.2 million in accounts payable. Offsetting the cash provided by operating activities were the net loss of $0.7 million and an increase in prepaid and other assets of $0.2 million, due to prepaid insurance payments.
Net cash used in investing activities was $23.0 million for the three months ended March 31, 2006 relating to the acquisition of Woodridge.
Net cash provided by financing activities was $11.5 million for the three months ended March 31, 2006. $13.0 million was obtained under our senior secured credit agreement, or Credit Agreement, which included a $10.0 million fully drawn term loan and $3.0 million of borrowing under a revolving credit facility. Partially offsetting the net cash provided by financing activities was the payment $0.5 million in debt issuance costs and the repayment of a $1.0 million note assumed from Jocott in connection with the acquisition of the Woodridge business.
Our primary source of liquidity is our cash and cash equivalents, our cash generated from the operations, and availability under our revolving credit facility. We believe that our current cash on hand and sources of cash are sufficient to meet all expenditures over the next twelve months. The cash generated by the operations of Woodridge and borrowed by Woodridge under the revolving credit facility is subject to restrictions as to the amount of funds that may be paid through a dividend to Nextera to pay corporate expenses. We believe that additional liquidity sources, if necessary, could be obtained by borrowing funds from a third party or raising equity through a public or private transaction, although these are subject to restrictions under our Credit Agreement.
Under the Credit Agreement, the term loan and the revolving credit facility bear interest at LIBOR plus 3.75 percent or bank base rate plus 2.5 percent, as selected by us, with the rate subject to adjustment after delivery of the our financial statements for the year ended December 31, 2006, based on the our consolidated adjusted leverage ratio. Outstanding borrowings under the term loan must be repaid in 19 quarterly payments, commencing September 30, 2006. The repayments in 2006 and 2007 are each in the amount of $250,000, in 2008 $312,500, in 2009 $437,500, in 2010 $812,500, with a final payment on March 31, 2011, the maturity date of the term loan, of $2,250,000. The maturity date for the revolving credit facility is March 31, 2010. The commitment fee on the revolving credit facility is payable quarterly at a rate of 0.50% of the unused amount of the revolving credit facility per annum.
The new credit facility is guaranteed, under a guaranty agreement by Nextera, Woodridge and all of the direct and indirect domestic subsidiaries of Woodridge and Nextera from time to time (other than certain dormant legacy subsidiaries), referred to as the Subsidiary Guarantors. In addition, Nextera, Woodridge and the Subsidiary Guarantors are party to a security agreement and a pledge agreement, which create security and pledge interests with respect to substantially all present and future property of Nextera, Woodridge and the Subsidiary Guarantors.
Under the Credit Agreement, we are subject to certain limitations, including limitations on the ability: to incur additional debt or sell assets, with restrictions on the use of proceeds; to make certain investments and acquisitions; to grant liens; and to pay dividends and make certain other restricted payments. In addition, we will be required to prepay principal amounts outstanding under certain circumstances if we issue debt or equity, sell assets or property, receive certain extraordinary receipts or generate excess cash flow. The Credit Agreement also contains certain restrictive financial covenants, including minimum consolidated EBITDA, maximum consolidated leverage ratio, minimum fixed charge coverage ratio, maximum consolidated capital expenditures and maximum corporate overhead.
Upon the occurrence of certain events of default, the obligations under the Credit Agreement may be accelerated and the lending commitments terminated. Such events of default include, but are not limited to: (i) the failure to pay principal or interest when due, (ii) breach or failure to perform any of the covenants or obligations set forth in the Credit Agreement, which for certain covenants and obligations is subject to a 30-day cure period, (iii) the acceleration of certain other indebtedness, (iv) a filing of a petition in bankruptcy by the borrower, (v) the entry of a judgment or a court order against the borrower in excess of certain specified dollar thresholds, (vi) a reduction below certain levels in the ownership or economic interests of Nextera’s existing significant stockholders in the aggregate or (vii) Joseph Millin, the current President of Nextera, ceasing to be a member of Nextera’s board of directors or the Chief Executive Officer of Woodridge prior to March 9, 2010, except for certain specified reasons.

Certain Contractual Obligations, Commitments and Contingencies
The following summarizes our significant contractual obligations and commitments at March 31, 2006 that impact our liquidity. This table excludes the obligation of Woodridge to pay up to $2.5 million to Jocott in connection with the Transaction if Woodridge’s EBITDA for the period from March 9, 2006 through December 31, 2006 exceeds $4.2 million.

	Payments due by Period
Contractual Obligations		Less than 1
(in thousands)	Total	year	1-3 years	4-5 years	After 5 years

Long-term debt	$13,000	$750	$1,688	$10,562	$—
Operating leases	338	232	106	—	—

Total contractual obligations	$13,338	$982	$1,794	$10,562	$—

Off Balance Sheet Arrangements
We have not entered into any off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies
Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expense, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates under different assumptions or conditions. A summary of significant accounting polices and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 31, 2006, in the Notes to the Consolidated Financial Statements, Note 2 and the Critical Accounting Policies Section in addition to the policies noted below:
Revenue Recognition. Sales are recognized when title and risk of loss transfers to the customer, the sales price is fixed or determinable and collectibility of the resulting receivable is probable. Sales are recorded net of estimated returns and other allowances. The provision for sales returns represents management’s estimate of future returns based on historical experience and considering current external factors and market conditions.
Allowances for Sales Returns and Markdowns. Our sales return accrual is a subjective critical estimate that has a direct impact on reported net sales. As is customary in the industry, we grant certain of our customers, subject to our authorization and approval, the right to either return product or to receive a markdown allowance for certain promotional product. Upon sale, we record a provision for product returns and markdowns estimated based on our historical and projected experience, economic trends and changes in customer demand. There is considerable judgment used in evaluating the factors influencing the allowance for returns and markdowns, and additional allowances in any particular period may be needed. The types of known or anticipated events that we have considered, and will continue to consider, include, but are not limited to, the solvency of our customers, store closings by retailers, changes in the retail environment, including mergers and acquisitions, and our decision to continue or support new and existing products. Actual sales returns and markdowns may differ significantly, either favorably or unfavorably, from our estimates.

Provisions for Inventory Obsolescence. We record a provision for estimated obsolescence of inventory. Our estimates consider the cost of inventory, forecasted demand, the estimated market value, the shelf life of the inventory and our historical experience. If there are changes to these estimates, additional provisions for inventory obsolescence may be necessary.
Goodwill and Other Intangible Assets. Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets. Other intangible assets principally consist of purchased royalty rights and trademarks. Goodwill and other intangible assets that have an indefinite life are not amortized.
On an annual basis, or sooner if certain events or circumstances warrant, we test goodwill and other intangible assets for impairment. To determine the fair value of these intangible assets, there are many assumptions and estimates used that directly impact the results of the testing. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose. To mitigate undue influence, we use industry accepted valuation models and set criteria that are reviewed and approved by various levels of management.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of March 31, 2006, we have $13.0 million in floating rate debt under our Credit Agreement. Changes in interest rates would not significantly affect the fair value of our outstanding indebtedness. The interest rate for $5.0 million of our term loans is six month LIBOR plus 3.75 percent, for an additional $5 million of our term loans is three month LIBOR plus 3.75 percent, and for our current revolving credit borrowings of $3.0 million is one month LIBOR plus 3.75 percent. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.13 million.
Foreign Currency Risk
We are not currently exposed to foreign currency risk because we do not currently have material business operations in foreign countries and related sales and expenses.
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our President and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2006.
During the quarter ended March 31, 2006, we acquired the Woodridge business. Accordingly, we have implemented internal controls over the financial reporting of Woodridge financial information. There have been no other changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In March 2005, a third party filed a lawsuit against Jocott in the U.S. District Court for the Southern District of New York for trademark infringement, trademark dilution and false advertising in relation to the DermaFreeze365 product line, which action is pending. In the complaint, the complainant alleges that Jocott intentionally copied the trademark, package design and advertising of a competing product line. Neither Nextera nor Woodridge are party to this litigation and Jocott has agreed to indemnify Nextera and Woodridge for any liabilities arising in relation to this litigation or any related action. Since we intend to continue to market this product line, the plaintiff in the suit may name us as an additional defendant in the suit or related action. If an action is brought against Nextera or Woodridge, we intend to vigorously contest such action, but cannot assure that contesting such action will be successful in any resulting litigation or other action. If litigation is brought against Nextera and Woodridge, this may affect our ability to offer the DermaFreeze365 product line using this brand.
ITEM 6. EXHIBITS
(a)	Exhibits

10.3.1* #	Employment Agreement dated as of April 1, 2006 by and between Nextera Enterpirses, Inc. and Michael P. Muldowney.

10.6.2(1)#	Letter dated as of January 25, 2006 between Richard V. Sandler and Nextera Enterprises, Inc.

10.10(2)	Credit Agreement dated as of March 9, 2006 by and among Nextera Enterprises, Inc., W Lab Acquisition Corp. and NewStar Financial, Inc. (as administrative agent).

10.11(2)	Guaranty Agreement dated as of March 9, 2006 by and among Nextera Enterprises, Inc., W Lab Acquisition Corp. and NewStar Financial, Inc. (as administrative agent).

10.12(2)	Security Agreement dated as of March 9, 2006 by and among Nextera Enterprises, Inc., W Lab Acquisition Corp. and NewStar Financial, Inc. (as administrative agent).

10.13(2)	Pledge Agreement dated as of March 9, 2006 by and among Nextera Enterprises, Inc., W Lab Acquisition Corp. and NewStar Financial, Inc. (as administrative agent).

10.14(3)	Asset Purchase Agreement dated as of March 9, 2006 by and among Nextera Enterprises, Inc., W Lab Acquisition Corp., Woodridge Labs, Inc., Joseph J. Millin and Valerie Millin, Trustees of the Millin Family Living Trust Dated November 18, 2002, Scott J. Weiss and Debra Weiss, as Trustees of the Scott and Debra Weiss Living Trust, Joseph J. Millin, and Scott J. Weiss.

10.15(3)	Stock Pledge and Security Agreement dated as of March 9, 2006 by and among Nextera Enterprises, Inc., W Lab Acquisition Corp. and Woodridge Labs, Inc.

10.16(3)#	Employment Agreement dated as of March 9, 2006 by and among Nextera Enterprises, Inc., W Lab Acquisition Corp. and Joseph J. Millin.

10.17(3)#	Employment Agreement dated as of March 9, 2006 by and among Nextera Enterprises, Inc., W Lab Acquisition Corp. and Scott J. Weiss.

31.1	Rule 13a-14(a)/15(d)-14(a) Certification

31.2	Rule 13a-14(a)/15(d)-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

*	Filed herewith.

#	Indicates a management plan or compensatory plan or arrangement.

(1)	Filed as an exhibit to Nextera’s Current Report on Form 8-K filed on January 26, 2006, and incorporated herein by reference

(2)	Filed as an exhibit to Nextera’s Current Report on Form 8-K filed on March 10, 2006, and incorporated herein by reference.

(3)	Filed as an exhibit to Nextera’s Current Report on Form 8-K filed on March 15, 2006, and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTERA ENTERPRISES, INC.
(Registrant)

Date: May 15, 2006	By: /s/ Joseph J. Millin

Joseph J. Millin
President
(Principal Executive Officer)

Date: May 15, 2006	By: /s/ Michael P. Muldowney

Michael P. Muldowney
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)