Form 10-Q
period 2006-06-30
NEXTERA ENTERPRISES INC
filed 2006-08-11
CIK 1070534

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑    NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☑
          As of August 7, 2006, 38,492,851 shares of registrant’s Class A Common Stock, $0.001 par value, were outstanding and 3,844,200 shares of registrant’s Class B Common Stock, $0.001 par value, were outstanding

NEXTERA ENTERPRISES, INC.
Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2006

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Nextera Enterprises, Inc.
Condensed Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$2,187	$15,043
Accounts receivable	1,273	—
Inventory	2,843	—
Due from supplier	270	—
Prepaid expenses and other current assets	394	128

Total current assets	6,967	15,171

Property and equipment, net	124	22
Goodwill	17,499	—
Intangible assets, net	6,122	—
Other assets	708	42

Total assets	$31,420	$15,235

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,529	$542
Revolving credit facility	1,500	—
Current portion of long-term debt	1,000	—

Total current liabilities	4,029	542

Long-term debt	10,000	—
Other long-term liabilities	1,334	1,334
Commitments and contingencies (Note 10)	—	—
Stockholders’ equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 600,000 authorized shares designated Series A, 50,637 and 48,906 Series A issued and outstanding at June 30, 2006 and December 31, 2005, respectively	5,064	4,890

Class A Common Stock, $0.001 par value, 95,000,000 shares authorized, 38,492,851 and 30,025,441 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	38	30

Class B Common Stock, $0.001 par value, 4,300,000 shares authorized, 3,844,200 shares issued and outstanding at June 30, 2006 and December 31, 2006	4	4
Additional paid-in capital	165,282	161,130
Accumulated deficit	(154,331)	(152,695)

Total stockholders’ equity	16,057	13,359

Total liabilities and stockholders’ equity	$31,420	$15,235

See Notes to Condensed Consolidated Financial Statements

Nextera Enterprises, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share amounts; unaudited)

	Three Months Ended
	June 30,
	2006	2005

Net sales	$3,564	$—
Cost of sales	1,817	—

Gross profit	1,747	—

Selling, general and administrative expenses	2,318	567
Amortization of intangibles	152	—

Operating loss	(723)	(567)

Interest income	30	59
Interest expense	(313)	—
Other expense	—	(37)

Loss from continuing operations before income taxes	(1,006)	(545)

Provision for income taxes	—	6

Loss from continuing operations	(1,006)	(551)

Income from discontinued operations	35	91

Net loss	(971)	(460)

Preferred stock dividends	(90)	(83)

Net loss applicable to common stockholders	$(1,061)	$(543)

Net loss per common share, basic and diluted
Continuing operations	$(0.03)	$(0.02)
Discontinued operations	—	—

Net loss per common share, basic and diluted	$(0.03)	$(0.02)

Weighted average common shares outstanding, basic and diluted	42,337	33,870

See Notes to Condensed Consolidated Financial Statements

Nextera Enterprises, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share amounts; unaudited)

	Six Months Ended
	June 30,
	2006	2005

Net sales	$4,660	$—
Cost of sales	2,357	—

Gross profit	2,303	—

Selling, general and administrative expenses	3,530	1,132
Amortization of intangibles	183	—

Operating loss	(1,410)	(1,132)

Interest income	155	118
Interest expense	(387)	—
Other expense	—	(37)

Loss from continuing operations before income taxes	(1,642)	(1,051)

Provision for income taxes	29	12

Loss from continuing operations	(1,671)	(1,063)

Income from discontinued operations	35	112

Net loss	(1,636)	(951)

Preferred stock dividends	(174)	(161)

Net loss applicable to common stockholders	$(1,810)	$(1,112)

Net loss per common share, basic and diluted
Continuing operations	$(0.05)	$(0.04)
Discontinued operations	—	—

Net loss per common share, basic and diluted	$(0.05)	$(0.03)

Weighted average common shares outstanding, basic and diluted	39,139	33,870

See Notes to Condensed Consolidated Financial Statements

Nextera Enterprises, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands; unaudited)

	Six Months Ended
	June 30,
	2006	2005

Operating activities
Net loss	$(1,636)	$(951)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24	9
Reversal of allowance	—	(112)
Amortization of Intangible assets	183	—
Stock based compensation	98	3
Change in operating assets and liabilities:
Accounts receivable	(506)	—
Inventory	982	—
Prepaid expenses and other assets	(55)	(32)
Accounts payable and accrued expenses	290	(181)

Net cash used in operating activities	(620)	(1,264)

Investing activities
Purchase of property and equipment	(14)	—
Acquisition of businesses, net of cash acquired	(23,232)	—
Proceeds from sale of business	—	215

Net cash (used in) provided by investing activities	(23,246)	215

Financing activities
Net borrowings under revolving credit facility	2,500	—
Borrowings under term note	10,000	—
Payment of note acquired in acquisition	(1,000)	—
Payment of debt issuance costs	(490)	—

Net cash provided by financing activities	11,010	—

Net decrease in cash and cash equivalents	(12,856)	(1,049)

Cash and cash equivalents at beginning of period	15,043	16,713

Cash and cash equivalents at end of period	$2,187	$15,664

See Notes to Condensed Consolidated Financial Statements

NEXTERA ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Nextera Enterprises, Inc. (“Nextera” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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
On March 9, 2006, Nextera, through a wholly owned subsidiary, acquired substantially all of the assets of Jocott Enterprises, Inc. (“Jocott”), formerly Woodridge Labs, Inc. Subsequently, the wholly owned subsidiary was renamed Woodridge Labs, Inc. As used herein, the term “Woodridge” refers to Jocott for all periods prior to March 9, 2006 and to Nextera’s wholly owned subsidiary Woodridge Labs, Inc. from and after March 9, 2006. Prior to the acquisition of the Woodridge assets, Nextera had no business operations for the period from November 29, 2003 through March 8, 2006. Woodridge’s financial results have only been included for the period subsequent to March 9, 2006.
Mounte LLC (successor to Krest, LLC, Knowledge Universe LLC and Knowledge Universe, Inc.) controls a majority of the voting power of the Company’s equity securities through its ownership of the Company’s Class A Common Stock, Class B Common Stock and Series A Cumulative Preferred Stock.
Note 2. Accounting Policies
Stock-Based Compensation and Other Equity Instruments
On January 1, 2006, Nextera adopted the provisions of SFAS No. 123R (revised 2004), “Share-Based Payment,” (SFAS 123R) which requires that the fair value of share-based awards be recorded in the results of operations. Under the revised standard, awards issued prior to January 1, 2006 are charged to expense under the prior rules, and awards issued on or after January 1, 2006 are charged to expense under the revised rules. Total non-cash compensation expense charged to operations in the three and six month periods ended June 30, 2006 for share-based plans were approximately $58,000 and $98,000, respectively. The impact of adopting SFAS No. 123R in 2006 on diluted earnings per share is less than $0.01 per share for the three and six months ended June 30, 2006. Through December 31, 2005, the Company measured compensation cost using the intrinsic value-based method of accounting for stock options granted to employees. Nextera used the modified prospective method in its adoption of SFAS 123R. Under this method, prior years’ financial results do not include the impact of recording stock options using fair value. Had compensation cost been determined using the fair value-based accounting

NEXTERA ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
method in 2005, pro forma net loss and earnings (loss) per share (EPS) amounts would have been as follows:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

	(Amounts in thousands, except per share data)
Net loss, as reported	$(460)	$(951)
Compensation expense under fair value-based accounting method	(44)	(94)

Pro forma net loss	$(504)	$(1,045)

Net loss per common share, basic and diluted:
As reported	$(0.02)	$(0.03)

Pro forma	$(0.02)	$(0.04)

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
Note 3. Acquisitions
Woodridge Labs, Inc
On March 9, 2006, Nextera, through a wholly owned subsidiary, acquired substantially all of the assets of Jocott, which transaction is referred to as the Transaction. The financial results of Woodridge from March 9, 2006 to June 30, 2006 have been included within financial results for the three and six months ended June 30, 2006.
The purchase price comprised:
•	$23.3 million in cash including $0.8 million of acquisition expenses paid to third parties;

•	8,467,410 unregistered restricted shares of Nextera’s Class A Common Stock constituting approximately 20% of the total outstanding common stock of Nextera immediately after such issuance, which shares were issued to Jocott. Such shares had a value of $4.2 million on the date of the Transaction;

•	the assumption of a promissory note of Jocott in the principal amount of $1.0 million, which assumed debt was paid in full by the Company on the closing date of the Transaction; and

•	an earn-out of up to $2.5 million which is payable if the audited earnings before interest, income taxes, depreciation and amortization (EBITDA) of Woodridge for the period from the closing date of the Transaction through December 31, 2006 exceeds $4.2 million, and is fully earned at approximately $6.5 million of audited EBITDA of Woodridge. This earn-out amount, if any, is payable in the second quarter of 2007.

NEXTERA ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
$2 million of the cash purchase price together with the total earn-out amount, if any, are to be held in escrow until September 2007 to secure the payment of any indemnification obligations of Jocott. The payment of any indemnification obligations of Jocott is also secured by a pledge of the unregistered restricted shares.
The acquisition was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141). Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and intangible identifiable assets and liabilities based on their estimated relative fair values. The Company has made a preliminary allocation to the net tangible and intangible assets acquired and liabilities assumed based on preliminary estimates, and the final purchase price allocation may differ significantly from the following preliminary allocation (in thousands):

Current assets	$5,222
Long-term assets	389
Goodwill	17,499
Intangible assets	6,100

Total assets acquired	$29,210

Less liabilities assumed	(1,703)

$27,507

The following table sets forth the unaudited pro forma results of the Company’s operations for the six months ended June 30, 2006 and 2005 and for the three months ended June 30, 2005 as if the acquisition of Woodridge had been completed on January 1, 2005. The unaudited pro forma results are not indicative of what the actual results would have been had the acquisition been completed on January 1, 2005 nor do they purport to indicate the results of the future operations of Nextera.

			Three Months
	Six Months Ended		Ended
	June 30,		June 30,
	2006	2005	2005

	(Amounts in thousands, except per share data)
Net sales	$6,839	$8,851	$4,971

Income (loss) from continuing operations before income taxes	(428)	738	659

Net income (loss)	(393)	850	750
Preferred stock dividends	(174)	(161)	(83)

Net income (loss) applicable to common stockholders	$(567)	$689	$667

Weighted average common shares outstanding—basic and diluted	42,337	42,337	42,337

Basic and diluted loss per share	$(0.01)	$0.02	$0.02

The amortization of the inventory step-up, which represents an increase to the inventory to reflect its fair value (less selling profit) and results in an increase in cost of sales upon the sale of the inventory, has been excluded from the pro forma amounts as the costs are non-recurring.

NEXTERA ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
LaVar Licensing Agreement
On May 23, 2006, Nextera, through its wholly owned subsidiary, Woodridge Labs, Inc. entered into a purchase agreement with LaVar Holdings, Inc., whereby it acquired the exclusive worldwide license rights, along with certain assets and proprietary rights, to the Ellin LaVar Textures™ hair care product line and brand name. The Company paid $100,000 up front as consideration and may pay an additional amount of approximately $350,000 upon the achievement of certain operational metrics. In connection with the purchase agreement, the Company will pay a royalty to LaVar Holdings, Inc.
Note 4. Inventories
Inventories consist of the following:

June 30, 2006
(In thousands)
Raw materials	$1,093
Finished goods	1,750

$2,843

The finished goods inventory at June 30, 2006 reflects a $0.1 million step-up to fair value, as required by SFAS 141.
Note 5. Intangible Assets
Intangible assets consist of the following:

June 30, 2006
(In thousands)
Goodwill	$17,499

Trademarks and brands	$2,800
Covenant not to compete	1,900
Customer relationships	1,400
Licensing Agreement	172
Other	33

6,305
Less: accumulated amortization	183

Intangible assets, net	$6,122

The intangible assets, other than the covenant not to compete, are amortized over their estimated useful lives which range from 10-15 years. The covenant not to compete agreement is amortized over its contractual life of 9 years.
Note 6. Financing Arrangements
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

NEXTERA ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
Upon the occurrence of certain events of default, the obligations under the Credit Agreement may be accelerated and the lending commitments terminated. Such events of default include, but are not limited to: (i) the failure to pay principal or interest when due, (ii) breach or failure to perform any of the covenants or obligations set forth in the Credit Agreement, which for certain covenants and obligations is subject to a 30-day cure period, (iii) the acceleration of certain other indebtedness, (iv) a filing of a petition in bankruptcy by the borrower, (v) the entry of a judgment or a court order against the borrower in excess of certain specified dollar thresholds, (vi) a reduction below certain levels in the ownership or economic interests of the Company’s existing significant stockholders in the aggregate or (vii) Joseph Millin, the current President of Nextera, ceasing to be a member of Nextera’s board of directors or the Chief Executive Officer of Woodridge prior to March 9, 2010, except for certain specified reasons.
Long-term debt consists of the following (in thousands):

June 30, 2006
Term loan	$10,000
Revolving credit facility	2,500

$12,500
Current portion of long-term debt (including $1.5 million of the revolving credit facility which is expected to be repaid during the next twelve months)	2,500

$10,000

Future principal payments required in accordance with the terms of the Credit Agreement are as follows (in thousands):

NEXTERA ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Twelve months ending December 31,
2006	$500
2007	1,000
2008	1,250
2009	1,750
2010	5,750
thereafter	2,250

$12,500

Note 7. Basic and Diluted Net Income (Loss) per Common Share
Basic net income (loss) per share (“basic EPS”) is computed by dividing income (loss) from continuing operations applicable to common stockholders and net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (“diluted EPS”) is the same as the basic loss per share for the three and six month periods ended June 30, 2006 and 2005 as the computation of diluted income (loss) per share would have an anti-dilutive effect on loss per share.
Basic and diluted loss per share were calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Amounts in thousands, except per share data)
Loss from continuing operations	$(1,006)	$(551)	$(1,671)	$(1,063)
Preferred stock dividends	(90)	(83)	(174)	(161)

Loss from continuing operations applicable to common stockholders	(1,096)	(634)	(1,845)	(1,224)

Income from discontinued operations	35	91	35	112

Net loss applicable to common stockholders	$(1,061)	$(543)	$(1,810)	$(1,112)

Weighted average common shares outstanding—basic and diluted	42,337	33,870	39,139	33,870

Basic and diluted net loss per common share
Loss from continuing operations	$(0.03)	$(0.02)	$(0.05)	$(0.04)
Income from discontinued operations	0.00	0.00	0.00	0.00

Net loss per common share, basic and diluted	$(0.03)	$(0.02)	$(0.05)	$(0.03)

Due to rounding differences, the aggregate net loss per common share for the six month period ended June 30, 2005 and the net loss per common share from continuing operations for the six month period ended June 30, 2005 do not equal.

NEXTERA ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 8. Share-Based Payments
The Amended and Restated 1998 Equity Participation Plan (the Plan), a stockholder approved plan, provides for several types of equity-based incentive compensation awards including stock options, stock appreciation rights, restricted stock and performance awards. Employees, consultants and independent directors are eligible to receive awards under the Plan. Under the Plan, the maximum number of shares that may be awarded is 12,000,000 shares. As of June 30, 2006, all awards granted under the Plan consisted of stock options. Under the Plan, performance-based stock options and incentive stock options may not be priced at less than one hundred percent (100%) of the fair market value of a share of the Company’s Class A Common Stock on the date the option is granted, except that in the case of incentive stock options granted to an individual then owning more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or any subsidiary or parent thereof, such price may not be less than one hundred ten percent (110%) of the fair market value of a share of the Company’s Class A Common Stock on the date the option is granted. The stock option awards generally vest over a three to four year period and have contractual ten year terms.
The Company issued approximately 1.4 million options in the three month period ended June 30, 2006.
The weighted average fair value of options granted during 2006 and 2005 was $0.35 and $0.26, respectively, at the date of the grant. The fair values of options were estimated using the Black-Scholes option pricing model utilizing the following assumptions:

	2006	2005

Risk-free interest rates	5.25%	3.50%
Expected lives (years)	3-4	4
Expected volatility	73.5%	80%
Dividend rate	0%	0%
A summary of stock option activity as of June 30, 2006 and changes during the six month period, is as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value (1)

Outstanding at January 1, 2006	5,402,267	$1.84
Granted	1,437,000	0.60
Exercised	—	—
Forfeited	—	—

Outstanding at June 30, 2006	6,839,267	$1.58	6.1	$—

Options exercisable at June 30, 2006	5,053,975	$1.94	4.2	$—

(1)The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.
As of June 30, 2006, there was approximately $0.6 million of unrecognized compensation cost related to stock options outstanding which will be recognized over the next four years.

NEXTERA ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 9. Income Taxes
No federal tax benefit was recorded for the three month periods ended June 30, 2006 and 2005 due to the Company’s uncertainty associated with utilizing its net operating losses. The Company recorded a de minimis state tax expense for the six month periods ended June 30, 2006 and 2005.
Note 10. Commitments and Contingencies
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
In March 2005, a third party filed a lawsuit against Jocott in the U.S. District Court for the Southern District of New York for trademark infringement, trademark dilution and false advertising in relation to the DermaFreeze365 product line. In the complaint, the complainant alleged that Jocott intentionally copied the trademark, package design and advertising of a competing product line. Neither Nextera nor Woodridge were party to this litigation and Jocott had agreed to indemnify Nextera and Woodridge for any liabilities arising in relation to this litigation or any related action. Effective April 3, 2006, Jocott and the third party reached a settlement agreement and all claims asserted by the third party were dismissed with prejudice. In conjunction with the settlement agreement, the Company has a perpetual license to the DermaFreeze365 trademark.

NEXTERA ENTERPRISES, INC.
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used in this report, the terms “we,” “our,” “ours”, and “us” refer to Nextera Enterprises, Inc, a Delaware Corporation, or Nextera, and its wholly owned subsidiaries. In addition, the term “Woodridge” refers to Jocott Enterprises, Inc., or Jocott (the prior owner of the Woodridge business), for all periods prior to March 9, 2006, and to Woodridge Labs, Inc., a wholly owned subsidiary of Nextera, from and after March 9, 2006, unless the context indicates otherwise
The disclosure and analysis in this quarterly report contain “forward-looking statements.” Forward-looking statements give our current expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use words such as “may,” “could,” should,” “would,” “will,” “continue,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these forward-looking statements include statements relating to future actions or the outcome of financial results. From time to time, we also may provide oral or written forward-looking statements in other materials released to the public. Any or all of the forward-looking statements in this quarterly report and in any other public statements may turn out to be incorrect. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Our actual results may differ materially from those stated or implied by such forward-looking statements.
Forward-looking statements are based on many factors that may be outside our control, causing actual results to differ materially from those suggested. These factors include, but are not limited to, those disclosed in Nextera’s Annual Report on Form 10-K for the year ended December 31, 2005 in Part I under the heading “Item 1A. Risk Factors” and in Part II “Item 1A. Risk Factors” below. New factors emerge from time to time, and it is not possible for us to predict all these factors nor can we assess the impact of these factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on forward-looking statements as a prediction of actual results.
Overview
Nextera was formed in 1997 and had historically focused on building a portfolio of consulting companies through multiple acquisitions. Nextera formerly offered services in three practice areas: technology consulting, human capital consulting, and economic consulting. Nextera exited the technology consulting business during the latter half of 2001 and sold the human capital consulting business in January 2002. In November 2003, Nextera and its direct and indirect subsidiaries sold substantially all of the assets used in their economic consulting business and, as a result of such sale, we ceased to have business operations. Accordingly, all results from our former consulting operations have been classified as discontinued operations. In March 2006, we acquired a new personal care product business.
Acquisition of Woodridge Business
On March 9, 2006, Nextera, through a wholly owned subsidiary, acquired substantially all of the assets of Jocott (formerly Woodridge Labs, Inc.), which transaction is referred to as the Transaction. The financial results of Woodridge from March 9, 2006 to June 30, 2006 have been included within our financial results for the three and six months ended June 30, 2006. The Woodridge business currently comprises our sole operating business.
The purchase price comprised:
•	$23.3 million in cash including $0.8 million of acquisition expenses paid to third parties;

•	8,467,410 unregistered restricted shares of Nextera’s Class A Common Stock constituting approximately 20% of the total outstanding common stock of Nextera immediately after such issuance, which shares were issued to Jocott. Such shares had a value of $4.2 million on the date of the Transaction;

•	the assumption of a promissory note of Jocott in the principal amount of $1.0 million, which assumed debt was paid in full by us on the closing date of the Transaction; and

•	an earn-out of up to $2.5 million which is payable if the audited earnings before interest, income taxes, depreciation and amortization (EBITDA) of Woodridge for the period from the closing date of the Transaction through December 31, 2006 exceeds $4.2 million, and is fully earned at approximately $6.5 million of audited EBITDA of Woodridge. This earn-out amount, if any, is payable in the second quarter of 2007.
Our tax provision has historically varied from the federal statutory rate of 34% predominately due to deferred tax valuation allowance adjustments, the utilization of net operating losses, and state and local taxes.
Comparison of the Three Months Ended June 30, 2006 and the Three Months Ended June 30, 2005
Net Sales. Net sales for the three months ended June 30, 2006 were $3.6 million and solely consists of the Woodridge business. During the three months ended June 30, 2005, Nextera had no business operations and no sales.
Gross Profit. Gross profit for the three months ended June 30, 2006 was $1.7 million. The gross margin for the three months ended June 30, 2006 was 49.0%. Included within gross profit for the period ended June 30, 2006 is a $1.0 million charge associated with the amortization of the step-up to fair value in the inventory acquired from Woodridge, as required by SFAS 141. Excluding the inventory step-up charge, the gross margin for the 2006 second quarter would have been 77.4% which we anticipate will approximate our gross margin in future quarters. The inventory step-up charge is expected to be $0.1 million in the third quarter of 2006 at which time it will be fully amortized. During the three months ended June 30, 2005, Nextera had no business operations and no gross profit.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.7 million, to $2.3 million for the three months ended June 30, 2006 from $0.6 million for the three months ended June 30, 2005. The increase in selling, general and administrative expenses from the second quarter of 2005 was entirely attributed to the expenses of the Woodridge business which were approximately $1.8 million. As a percentage of net sales, selling, general and administrative expenses represented 65% for the three month period ended June 30, 2006.
Interest Income. Interest income decreased to $0.03 million for the three months ended June 30, 2006 from $0.06 million for the three months ended June 30, 2005. The decrease was due to the use of $13.0 million of cash on March 9, 2006 to acquire the Woodridge business, partially offset by an increase in the interest rate achieved on cash balances.
Interest Expense. Interest expense was $0.3 million for the three months ended June 30, 2006. The interest expense was attributable to the $13.0 million of debt that we incurred under our credit facility that we entered into on March 9, 2006. Our debt bears interest at LIBOR plus 3.75 percent. During the three months ended June 30, 2006, the average debt outstanding was $12.6 million at an effective rate of 9.93%, of which 0.86% relates to the amortization of financing costs. During the three months ended June 30, 2005, Nextera had no interest expense.
Income Taxes. No federal tax benefit was recorded for the three months ended June 30, 2006 and 2005 due to our uncertainty associated with utilizing our net operating losses. We recorded a de minimis state tax expense for each three month period.
Comparison of the Six Months Ended June 30, 2006 and the Six Months Ended June 30, 2005
Net Sales. Net sales for the six months ended June 30, 2006 were $4.7 million and solely consisted of the Woodridge business. Net sales only included sales for the period from March 9, 2006 to June 30, 2006 in which Nextera owned the Woodridge business. During the six months ended June 30, 2005, Nextera had no business operations and no sales.

Gross Profit. Gross profit for the six months ended June 30, 2006 was $2.3 million and solely related to the Woodridge business. Gross profit only includes activity for the period from March 9, 2006 to June 30, 2006 in which Nextera owned the Woodridge business. The gross margin for the six months ended June 30, 2006 was 49.4%. Included within gross profit for the period ended June 30, 2006 is a $1.3 million charge associated with the amortization of the step-up to fair value in the inventory acquired from Woodridge, as required by SFAS 141. Excluding the inventory step-up charge, the gross margin for period ending June 30, 2006 would have been 76.8%. The inventory step-up charge is expected to be $0.1 million in the third quarter of 2006, at which time it will be fully amortized. During the six months ended June 30, 2005, Nextera had no business operations and no gross profit.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.4 million, to $3.5 million for the six months ended June 30, 2006 from $1.1 million for the six months ended June 30, 2005. The increase in selling, general and administrative expenses from the first six months of 2005 was primarily attributed to the expenses of the Woodridge business which were approximately $2.3 million. The remaining $0.1 million increase was due to the expensing of stock-based compensation which was required under SFAS 123R effective January 1, 2006. As a percentage of net sales, selling, general and administrative expenses represented 76% for the six month period ended June 30, 2006, however, since we did not have any net sales until the March 9, 2006 acquisition of the Woodridge business, this percentage does not reflect our anticipated full year percentage of net sales. For the full year 2006, we expect selling, general and administrative expenses to approximate 60% of net sales.
Interest Income. Interest income increased to $0.16 million for the six months ended June 30, 2006 from $0.12 million for the six months ended June 30, 2005. The increase was due in part to an increase in the interest rate earned on our investments. Such increase was partially offset by the use of $13.0 million of cash on March 9, 2006 to acquire the Woodridge business.
Interest Expense. Interest expense was $0.4 million for the six months ended June 30, 2006. The interest expense is attributable to the $13.0 million of debt that we incurred under our credit facility that we entered into on March 9, 2006. Our debt bears interest at LIBOR plus 3.75 percent. The average debt outstanding from the inception of the debt facility to June 30, 2006 was $12.7 million at an effective rate of 9.72%, of which 0.83% relates to the amortization of financing costs. During the six months ended June 30, 2005, Nextera had no interest expense.
Income Taxes. No federal tax benefit was recorded for the six months ended June 30, 2006 and 2005 due to our uncertainty associated with utilizing our net operating losses. We recorded a de minimis state tax expense for each six month period.
Liquidity and Capital Resources
Consolidated working capital was $2.9 million on June 30, 2006, compared with working capital of $14.6 million on December 31, 2005. Included in working capital were cash and cash equivalents of $2.2 million and $15.0 million on June 30, 2006 and December 31, 2005, respectively.
Net cash used in operating activities was $0.6 million for the six months ended June 30, 2006. The primary component of net cash used by operating activities was the $1.6 million net loss and a $0.5 increase in accounts receivable offset in part by a reduction of $1.0 million in inventory, due to the amortization of the inventory step-up, an increase of $0.3 million in accounts payable and $0.3 million in non-cash charges related to stock option expenses and the amortization of intangible assets.
Net cash used in investing activities was $23.2 million for the six months ended June 30, 2006 relating almost exclusively to the acquisition of the Woodridge business.
Net cash provided by financing activities was $11.0 million for the six months ended June 30, 2006. $13.0 million was obtained under our senior secured credit agreement, or Credit Agreement, which included a $10.0 million fully drawn term loan and a $5.0 million revolving credit facility ($3.0 million of which was drawn at closing). During the second quarter of 2006, we repaid $0.5 million on the revolving credit facility. Partially offsetting the net cash provided by financing activities was the payment $0.5 million in debt issuance costs and the repayment of a $1.0 million note assumed from Jocott in connection with the acquisition of the Woodridge business.
Our primary source of liquidity is our cash and cash equivalents, our cash generated from the operations, and availability under our revolving credit facility. We believe that our current cash on hand and sources of cash are sufficient to meet all expenditures over the next twelve months. The cash generated by the operations of Woodridge and borrowed by Woodridge under the revolving credit facility is subject to restrictions as to the amount of funds that may be paid through a dividend to Nextera to pay corporate expenses. We believe that additional liquidity sources, if necessary, could be obtained by borrowing funds from a third party or raising equity through a public or private transaction, although these are subject to restrictions under our Credit Agreement and we cannot assure you that such liquidity sources will be available on reasonable terms or at all.
Under the Credit Agreement, the term loan and the revolving credit facility bear interest at LIBOR plus 3.75 percent or bank base rate plus 2.5 percent, as selected by us, with the rate subject to adjustment after delivery of our financial statements for the year ending December 31, 2006, based on the our consolidated adjusted leverage ratio. Outstanding borrowings under the term loan must be repaid in 19 quarterly payments, commencing September 30, 2006. The repayments in 2006 and 2007 are each in the amount of $250,000, in 2008 $312,500, in 2009 $437,500, in 2010 $812,500, with a final payment on March 31, 2011, the maturity date of the term loan, of $2,250,000. The maturity date for the revolving credit facility is March 31, 2010. The commitment fee on the revolving credit facility is payable quarterly at a rate of 0.50% of the unused amount of the revolving credit facility per annum.
The new credit facility is guaranteed under a guaranty agreement by Nextera, Woodridge and all of the direct and indirect domestic subsidiaries of Woodridge and Nextera from time to time (other than certain dormant legacy subsidiaries), referred to as the Subsidiary Guarantors. In addition, Nextera, Woodridge and the Subsidiary Guarantors are party to a security agreement and a pledge agreement, which create security and pledge interests with respect to substantially all present and future property of Nextera, Woodridge and the Subsidiary Guarantors.
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
Certain Contractual Obligations, Commitments and Contingencies
The following summarizes our significant contractual obligations and commitments at June 30, 2006 that impact our liquidity. This table excludes the obligation of Woodridge to pay up to $2.5 million to Jocott in connection with the Transaction if Woodridge’s EBITDA for the period from March 9, 2006 through December 31, 2006 exceeds $4.2 million.

Contractual Obligations

	Payments due by Period as of June 30, 2006
		Less than 1
(in thousands)	Total	year	1-3 years	4-5 years	After 5 years

Long-term debt	$12,500	$1,000	$2,625	$8,875	$—
Operating leases	265	180	85	—	—

Total contractual obligations	$12,765	$1,180	$2,710	$8,875	$—

Off-Balance-Sheet Arrangements
We have not entered into any off-balance-sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies
Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates under different assumptions or conditions. A summary of significant accounting polices and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 31, 2006, in the Notes to the Consolidated Financial Statements, Note 2 and the Critical Accounting Policies Section, in addition to the policies noted below:
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
Goodwill and Other Intangible Assets. Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets. Other intangible assets principally consist of trademarks, customer relationships, a covenant not to compete, and licensing agreements. Goodwill and other intangible assets that have an indefinite life are not amortized.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of June 30, 2006, we had $12.5 million in floating rate debt under our Credit Agreement. Changes in interest rates would not significantly affect the fair value of our outstanding indebtedness. The interest rate for our $10.0 million term loan is at various six month LIBOR contracts. Our current revolving credit borrowings of $2.5 million is split between one month and three month LIBOR contracts. We currently bear interest at 3.75% above our LIBOR contracts. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.13 million.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2006.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In March 2005, a third party filed a lawsuit against Jocott in the U.S. District Court for the Southern District of New York for trademark infringement, trademark dilution and false advertising in relation to the DermaFreeze365 product line. In the complaint, the complainant alleged that Jocott intentionally copied the trademark, package design and advertising of a competing product line. Neither Nextera nor Woodridge were party to this litigation and Jocott had agreed to indemnify Nextera and Woodridge for any liabilities arising in relation to this litigation or any related action. Effective April 3, 2006, Jocott and the third party reached a settlement agreement and all claims asserted by the third party were dismissed with prejudice. In conjunction with the settlement agreement, the Company has a perpetual license to the DermaFreeze365 trademark.
ITEM 1A. RISK FACTORS
Except for the historical information contained herein, this quarterly report contains “forward-looking statements” reflecting management’s current forecast of certain aspects of our future. Some forward-looking statements can be identified by forward-looking words such as “believe,” “think,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions. This quarterly report is based on current information, which we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. Factors that could cause actual results to differ are detailed under “Item 1A. Risk Factors” in Nextera’s Annual Report on Form 10-K for the year ended December 31, 2005, as updated below.
All forward-looking statements included in this quarterly report should be considered in the context of these risk factors. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements.
There have been no material changes to the Risk Factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 previously filed with the SEC other than changes to the Risk Factor below which has been updated to reflect the settlement of the Jocott DermaFreeze365 litigation.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
For the three month period ended June 30, 2006, we had no unregistered sales of equity securities.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 24, 2006, an annual meeting of the stockholders of Nextera was held in Boston, Massachusetts. At the meeting, each director that was a member of the Board of Directors immediately prior to the Annual Meeting was re-elected. The matters voted upon and the votes cast at the annual meeting were as follows:

Election of Directors	Votes For	Votes Withheld
Ralph Finerman	80,440,164	217,084
Steven B. Fink	80,538,964	118,284
Keith D. Grinstein	80,446,891	210,357
Alan B. Levine	80,447,199	210,049
Stanley E. Maron	80,425,869	231,379
Joseph J. Millin	80,540,664	116,584
Michael P. Muldowney	80,517,564	139,684
Richard V. Sandler	80,425,282	231,966
Scott J. Weiss	80,520,264	136,984

				Broker
		Votes		Non-
Other Matters Voted Upon	For	Against	Abstentions	Votes
Ratification of the selection of Ernst & Young LLP as the independent auditors for the fiscal year ending December 31, 2006.	80,407,249	11,105	238,423	—
ITEM 6. EXHIBITS
(a) Exhibits

Exhibit No.	Description
4.1(1)#	Amended and Restated 1998 Equity Participation Plan of Nextera Enterprises, Inc.

4.2(1)#	Non-Qualified Stock Option Agreement dated March 3, 2004, by and among Nextera Enterprises, Inc. and Ralph Finerman.

4.3(1)#	Non-Qualified Stock Option Agreement dated March 3, 2004, by and among Nextera Enterprises, Inc. and Steven B. Fink.

4.4(1)#	Non-Qualified Stock Option Agreement dated March 3, 2004, by and among Nextera Enterprises, Inc. and Keith D. Grinstein.

4.5(1)#	Non-Qualified Stock Option Agreement dated March 3, 2004, by and among Nextera Enterprises, Inc. and Alan B. Levine.

Exhibit No.	Description
4.6(1)#	Non-Qualified Stock Option Agreement dated March 3, 2004, by and among Nextera Enterprises, Inc. and Stanley E. Maron.

10.3.1(2)#	Employment Agreement dated as of April 1, 2006 by and between Nextera Enterprises, Inc. and Michael P. Muldowney.

10.18# *	Form of Non-Qualified Stock Option Agreement for use with the Amended and Restated 1998 Equity Participation Plan (Independent Director)

10.19# *	Form of Non-Qualified Stock Option Agreement for use with the Amended and Restated 1998 Equity Participation Plan (Employee)

31.1	Rule 13a-14(a)/15(d)-14(a) Certification

31.2	Rule 13a-14(a)/15(d)-14(a) Certification

32.1***	Section 1350 Certification

32.2***	Section 1350 Certification

(1)	Filed as an exhibit to Nextera’s Registration Statement on Form S-8 (File No. 333-135335) dated June 26, 2006, and incorporated herein by reference.

(2)	Filed as an exhibit to Nextera’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference.

#	Indicates a management plan or compensatory plan or arrangement.

*	Filed herewith.

***	Furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Nextera Enterprises, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTERA ENTERPRISES, INC.
(Registrant)

Date: August 11, 2006	By: /s/ Joseph J. Millin

Joseph J. Millin
President
(Principal Executive Officer)

Date: August 11, 2006	By: /s/ Michael P. Muldowney

Michael P. Muldowney
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)