Form 10-Q
period 2006-09-30
NEXTERA ENTERPRISES INC
filed 2006-11-14
CIK 1070534

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐       No ☑
     As of November 10, 2006, 38,492,851 shares of registrant’s Class A Common Stock, $0.001 par value, were outstanding and 3,844,200 shares of registrant’s Class B Common Stock, $0.001 par value, were outstanding.

NEXTERA ENTERPRISES, INC.
Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2006

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Nextera Enterprises, Inc.
Condensed Consolidated Balance Sheets
(Dollar amounts in thousands, except share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,532	$15,043
Accounts receivable	1,685	—
Inventory	2,522	—
Due from supplier	270	—
Prepaid expenses and other current assets	503	128

Total current assets	6,512	15,171

Property and equipment, net	157	22
Goodwill	17,790	—
Intangible assets, net	6,003	—
Other assets	670	42

Total assets	$31,132	$15,235

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,872	$542
Revolving credit facility	1,068	—
Current portion of long-term debt	1,000	—

Total current liabilities	3,940	542

Long-term debt	9,750	—
Deferred taxes	504	—
Other long-term liabilities	1,334	1,334
Commitments and contingencies (Note 9)	—	—
Stockholders’ equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 600,000 authorized shares designated Series A, 51,535 and 48,906 Series A issued and outstanding at September 30, 2006 and December 31, 2005, respectively	5,154	4,890
Class A Common Stock, $0.001 par value, 95,000,000 shares authorized, 38,492,851 and 30,025,441 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	38	30
Class B Common Stock, $0.001 par value, 4,300,000 shares authorized, 3,844,200 shares issued and outstanding at September 30, 2006 and December 31, 2005	4	4
Additional paid-in capital	165,267	161,130
Accumulated deficit	(154,859)	(152,695)

Total stockholders’ equity	15,604	13,359

Total liabilities and stockholders’ equity	$31,132	$15,235

See Notes to Condensed Consolidated Financial Statements

Nextera Enterprises, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data; unaudited)

	Three Months Ended
	September 30,
	2006	2005

Net sales	$3,800	$—
Cost of sales	1,282	—

Gross profit	2,518	—

Selling, general and administrative expenses	2,129	491
Amortization of intangibles	146	—

Operating income (loss)	243	(491)

Interest income	23	64
Interest expense	(319)	—
Other expense	—	(142)

Loss from continuing operations before income taxes	(53)	(569)

Provision for income taxes	475	6

Loss from continuing operations	(528)	(575)

Income from discontinued operations	—	19

Net loss	(528)	(556)

Preferred stock dividends	(90)	(84)

Net loss applicable to common stockholders	$(618)	$(640)

Net loss per common share, basic and diluted
Continuing operations	$(0.01)	$(0.02)
Discontinued operations	—	0.00

Net loss per common share, basic and diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding, basic and diluted	42,337	33,870

See Notes to Condensed Consolidated Financial Statements

Nextera Enterprises, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data; unaudited)

	Nine Months Ended
	September 30,
	2006	2005

Net sales	$8,460	$—
Cost of sales	3,639	—

Gross profit	4,821	—

Selling, general and administrative expenses	5,659	1,623
Amortization of intangibles	329	—

Operating loss	(1,167)	(1,623)

Interest income	178	182
Interest expense	(706)	—
Other expense	—	(179)

Loss from continuing operations before income taxes	(1,695)	(1,620)

Provision for income taxes	504	18

Loss from continuing operations	(2,199)	(1,638)

Income from discontinued operations	35	131

Net loss	(2,164)	(1,507)

Preferred stock dividends	(264)	(245)

Net loss applicable to common stockholders	$(2,428)	$(1,752)

Net loss per common share, basic and diluted
Continuing operations	$(0.06)	$(0.06)
Discontinued operations	0.00	0.00

Net loss per common share, basic and diluted	$(0.06)	$(0.05)

Weighted average common shares outstanding, basic and diluted	40,205	33,870

See Notes to Condensed Consolidated Financial Statements

Nextera Enterprises, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands; unaudited)

	Nine Months Ended
	September 30,
	2006	2005

Operating activities
Net loss	$(2,164)	$(1,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36	13
Reversal of allowance	—	(131)
Amortization of intangible assets	329	—
Deferred taxes	504	—
Stock-based compensation	175	4
Change in operating assets and liabilities:
Accounts receivable	(1,043)	—
Inventory	843	—
Prepaid expenses and other assets	(126)	90
Accounts payable and accrued expenses	633	(107)

Net cash used in operating activities	(813)	(1,638)

Investing activities
Purchase of property and equipment	(59)	—
Acquisition of businesses, net of cash acquired	(22,967)	—
Proceeds from sale of business	—	237

Net cash (used in) provided by investing activities	(23,026)	237

Financing activities
Net borrowings under revolving credit facility	2,068	—
Borrowings under term note	10,000	—
Payment of term note	(250)	—
Payment of note acquired in acquisition	(1,000)	—
Payment of debt issuance costs	(490)	—

Net cash provided by financing activities	10,328	—

Net decrease in cash and cash equivalents	(13,511)	(1,401)

Cash and cash equivalents at beginning of period	15,043	16,713

Cash and cash equivalents at end of period	$1,532	$15,312

See Notes to Condensed Consolidated Financial Statements

NEXTERA ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Nextera Enterprises, Inc. (“Nextera” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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
Note 2. Accounting Policies
Stock-Based Compensation and Other Equity Instruments
On January 1, 2006, Nextera adopted the provisions of Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires that the fair value of share-based awards be recorded in the results of operations. Under the revised standard, awards issued prior to January 1, 2006 are charged to expense under the prior rules, and awards issued on or after January 1, 2006 are charged to expense under the revised rules. Total non-cash compensation expense charged to operations in the three- and nine-month periods ended September 30, 2006 for share-based plans was approximately $73,000 and $171,000, respectively. The impact of adopting SFAS 123R in 2006 on diluted earnings per share is less than $0.01 per share for the three and nine months ended September 30, 2006. Through December 31, 2005, the Company measured compensation cost using the intrinsic value-based method of accounting for stock options granted to employees. Nextera used the modified prospective method in its adoption of SFAS 123R. Under this method, prior years’ financial results do not include the impact of recording stock options using fair value. Had compensation cost been determined using the fair value-based accounting

NEXTERA ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
method in 2005, pro forma net loss and earnings (loss) per share (EPS) amounts would have been as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(Amounts in thousands, except per share data)

Net loss, as reported	$(556)	$(1,507)
Compensation expense under fair value-based accounting method	(43)	(136)

Pro forma net loss	$(599)	$(1,643)

Net loss per common share, basic and diluted:
As reported	$(0.02)	$(0.05)

Pro forma	$(0.02)	$(0.06)

Reclassifications
Certain reclassifications were made to the Company’s 2005 financial statements in order that they may be consistent with the 2006 presentation.
Recently Issued Accounting Pronouncements
In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. The Company is currently evaluating the requirements of FIN 48 and the impact it may have on the Company’s consolidated financial statements.
In November 2004, the FASB issued SFAS No. 151 (“SFAS 151”), “Inventory Costs,” which requires certain inventory-related costs to be expensed as incurred. SFAS 151 became effective on January 1, 2006 and had no impact on the Company’s consolidated financial statements.
Note 3. Acquisitions
Woodridge Labs, Inc
On March 9, 2006, Nextera, through a wholly owned subsidiary, acquired substantially all of the assets of Jocott, which transaction is referred to as the Transaction. The financial results of Woodridge from March 9, 2006 through September 30, 2006 have been included within financial results for the three and nine months ended September 30, 2006.
The purchase price comprised:
•	$23.0 million in cash, including $0.8 million of acquisition expenses paid to third parties;

•	8,467,410 unregistered restricted shares of Nextera’s Class A Common Stock constituting approximately 20% of the total outstanding common stock of Nextera immediately after such issuance, which shares were issued to Jocott. Such shares had a value of $4.2 million on the date of the Transaction;

NEXTERA ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

•	the assumption of a promissory note of Jocott in the principal amount of $1.0 million, which assumed debt was paid in full by the Company on the closing date of the Transaction; and

•	an earn-out of up to $2.5 million which is payable if the audited earnings before interest, income taxes, depreciation and amortization (EBITDA) of Woodridge for the period from the closing date of the Transaction through December 31, 2006 exceeds $4.2 million, and is fully earned at approximately $6.5 million of audited EBITDA of Woodridge. This earn-out amount, if any, is payable in the second quarter of 2007.
$2 million of the cash purchase price together with the total earn-out amount, if any, are to be held in escrow until September 2007 to secure the payment of any indemnification obligations of Jocott. The payment of any indemnification obligations of Jocott is also secured by a pledge of the unregistered restricted shares.
The acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141 (“SFAS 141”), “Business Combinations.” Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and intangible identifiable assets and liabilities based on their estimated relative fair values. The Company has made a preliminary allocation to the net tangible and intangible assets acquired and liabilities assumed based on preliminary estimates, and the final purchase price allocation may differ significantly from the following preliminary allocation (in thousands):

Current assets	$4,638
Long-term assets	389
Goodwill	17,790
Intangible assets	6,100

Total assets acquired	$28,917
Less liabilities assumed	1,703

$27,214

The following table sets forth the unaudited pro forma results of the Company’s operations for the nine months ended September 30, 2006 and 2005 and for the three months ended September 30, 2005 as if the acquisition of Woodridge had been completed on January 1, 2005. The unaudited pro forma results are not indicative of what the actual results would have been had the acquisition been completed on January 1, 2005 nor do they purport to indicate the results of the future operations of Nextera.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2005
	(Amounts in thousands, except per share data)
Net sales	$10,639	$12,104	$3,253

Income (loss) from continuing operations before income taxes	(110)	649	183

Net income (loss)	(649)	768	207

NEXTERA ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2005
	(Amounts in thousands, except per share data)
Preferred stock dividends	(264)	(245)	(84)

Net income (loss) applicable to common stockholders	$(385)	$523	$291

Weighted average common shares outstanding—basic and diluted	42,337	42,337	42,337

Basic and diluted income (loss) per share	$(0.01)	$0.01	$0.01

The amortization of the inventory step-up, which represents an increase to the inventory to reflect its fair value (less selling profit) and results in an increase in cost of sales upon the sale of the inventory, has been excluded from the pro forma amounts as the costs are non-recurring.
LaVar Licensing Agreement
On May 23, 2006, Nextera, through its wholly owned subsidiary, Woodridge Labs, Inc., entered into a purchase agreement with LaVar Holdings, Inc., whereby it acquired the exclusive worldwide license rights, along with certain assets and proprietary rights, to the Ellin LaVar Textures™ hair care product line and brand name. The Company paid $0.3 million as consideration and may pay an additional amount of approximately $0.1 million upon the achievement of certain operational metrics. In connection with the purchase agreement, the Company will pay a royalty to LaVar Holdings, Inc.
Note 4. Inventories
Inventories consist of the following:

September 30, 2006
(In thousands)
Raw materials	$1,179
Finished goods	1,343

$2,522

Note 5. Intangible Assets
Intangible assets consist of the following:

September 30, 2006
(In thousands)
Goodwill	$17,790

Trademarks and brands	$2,800
Covenant not to compete	1,900
Customer relationships	1,400
Licensing agreements	192
Other	40

6,332
Less: accumulated amortization	329

Intangible assets, net	$6,003

NEXTERA ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The intangible assets, other than the covenant not to compete, are amortized over their estimated useful lives, which range from 10-15 years. The covenant not to compete is amortized over its contractual life of 9 years.
Note 6. Financing Arrangements
In connection with the acquisition of substantially all of the assets of Jocott, Nextera and Woodridge (as borrower) entered into a Credit Agreement on March 9, 2006 for a $15.0 million senior secured credit facility, which comprises a $10.0 million fully-drawn term loan and a four-year $5.0 million revolving credit facility, of which $3.0 million was drawn at the closing of the Transaction. Under the Credit Agreement, the term loan and the revolving credit facility bear interest at the London Interbank Offered Rate (LIBOR) plus 3.75 percent, or bank base rate plus 2.5 percent, as selected by borrower, with the rate subject to adjustment after delivery of the Company’s financial statements for the year ended December 31, 2006, based on the Company’s consolidated adjusted leverage ratio. Outstanding borrowings under the term loan must be repaid in 19 quarterly payments, which commenced on September 30, 2006. The repayments in 2006 and 2007 are each in the amount of $250,000, in 2008 $312,500, in 2009 $437,500, in 2010 $812,500, with a final payment on March 31, 2011, the maturity date of the term loan, of $2,250,000. The maturity date for the revolving credit facility is March 31, 2010. The commitment fee on the revolving credit facility is payable quarterly at a rate of 0.50% of the unused amount of the revolving credit facility per annum.
The Company has an interest rate collar agreement to hedge the LIBOR interest rate risk on $5.0 million of the term loan. Under the terms of this agreement, the Company will pay a 6% fixed rate if the three-month LIBOR rate exceeds 6% and in return will receive the three-month LIBOR rate. In addition, if the three-month LIBOR rate falls below 5%, the Company will pay a 5% fixed rate and in return will receive the three-month LIBOR rate. The effect of this agreement is therefore to convert the floating three-month LIBOR rate to a fixed rate if the three-month LIBOR rate exceeds 6% or falls below 5%. The three-month LIBOR rate received under the agreement will substantially match the rate paid on the term loan since term loan currently bears interest at the six-month LIBOR rate.
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
Upon the occurrence of certain events of default, the obligations under the Credit Agreement may be accelerated and the lending commitments terminated. Such events of default include, but are not limited to: (i) the failure to pay principal or interest when due, (ii) the breach or failure to perform any of the covenants or obligations set forth in the Credit Agreement, which for certain covenants and obligations is subject to a 30-day cure period, (iii) the acceleration of certain other indebtedness, (iv) a filing of a petition

NEXTERA ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
in bankruptcy by the borrower, (v) the entry of a judgment or a court order against the borrower in excess of certain specified dollar thresholds, (vi) a reduction below certain levels in the ownership or economic interests of the Company’s existing significant stockholders in the aggregate or (vii) Joseph Millin, the current President of Nextera, ceasing to be a member of Nextera’s board of directors or the Chief Executive Officer of Woodridge prior to March 9, 2010, except for certain specified reasons.
Long-term debt consists of the following (in thousands):

September 30, 2006
Term loan	$9,750
Revolving credit facility	2,068

$11,818
Less: Current portion of long-term debt (including $1.1 million of the revolving credit facility which is expected to be repaid during the next twelve months)	2,068

$9,750

Future principal payments required in accordance with the terms of the Credit Agreement are as follows (In thousands):

Twelve months ending December 31, 2006	$250
2007	1,000
2008	1,250
2009	1,750
2010	5,318
Thereafter	2,250

$11,818

Note 7. Basic and Diluted Net Income (Loss) per Common Share
Basic net income (loss) per share (“basic EPS”) is computed by dividing income (loss) from continuing operations applicable to common stockholders and net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (“diluted EPS”) is the same as the basic loss per share for the three- and nine-month periods ended September 30, 2006 and 2005, as the computation of diluted income (loss) per share would have an anti-dilutive effect on loss per share.
Basic and diluted loss per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Amounts in thousands, except per share data)
Loss from continuing operations	$(528)	$(575)	$(2,199)	$(1,638)
Preferred stock dividends	(90)	(84)	(264)	(245)

Loss from continuing operations applicable to common stockholders	(618)	(659)	(2,463)	(1,883)

NEXTERA ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Amounts in thousands, except per share data)

Income from discontinued operations	—	19	35	131

Net loss applicable to common stockholders	$(618)	$(640)	$(2,428)	$(1,752)

Weighted average common shares outstanding—basic and diluted	42,337	33,870	40,205	33,870

Basic and diluted net loss per common share
Loss from continuing operations	$(0.01)	$(0.02)	$(0.06)	$(0.06)
Income from discontinued operations	—	0.00	0.00	0.00

Net loss per common share, basic and diluted	$(0.01)	$(0.02)	$(0.06)	$(0.05)

Due to rounding differences, the aggregate net loss per common share for the nine-month period ended September 30, 2005 and the net loss per common share from continuing operations for the nine-month period ended September 30, 2005 do not equal.
Note 8. Share-Based Payments
The Amended and Restated 1998 Equity Participation Plan (the “Plan”), a stockholder approved plan, provides for several types of equity-based incentive compensation awards including stock options, stock appreciation rights, restricted stock and performance awards. Employees, consultants and independent directors are eligible to receive awards under the Plan. Under the Plan, the maximum number of shares that may be awarded is 12,000,000 shares. As of September 30, 2006, all awards granted under the Plan consisted of stock options. Under the Plan, performance-based stock options and incentive stock options may not be priced at less than one hundred percent (100%) of the fair market value of a share of the Company’s Class A Common Stock on the date the option is granted, except that in the case of incentive stock options granted to an individual then owning more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or any subsidiary or parent thereof, such price may not be less than one hundred ten percent (110%) of the fair market value of a share of the Company’s Class A Common Stock on the date the option is granted. The stock option awards generally vest over a three- to four-year period and have contractual ten-year terms.
The Company did not issue any share-based payments in the three-month period ended September 30, 2006.
The weighted average fair value of options granted during 2006 and 2005 was $0.35 and $0.26, respectively, at the date of the grant. The fair values of options were estimated using the Black-Scholes option pricing model utilizing the following assumptions:

	2006	2005
Risk-free interest rates	5.25%	3.50%
Expected lives (years)	3-4	4
Expected volatility	73.5%	80%
Dividend rate	0%	0%

NEXTERA ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of stock option activity as of September 30, 2006, and changes during the nine-month period, is as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life(years)	Value (1)

Outstanding at January 1, 2006	5,402,267	$1.84
Granted	1,437,000	0.60
Exercised	—	—
Forfeited	—	—

Outstanding at September 30, 2006	6,839,267	$1.58	5.8	$—

Options exercisable at September 30, 2006	5,189,600	$1.91	4.1	$—

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.
As of September 30, 2006, there was approximately $0.5 million of unrecognized compensation cost related to stock options outstanding which will be recognized over the next four years.
Note 9. Commitments and Contingencies
The Company, from time to time, is subject to certain asserted claims arising in the ordinary course of business. The Company intends to vigorously assert its rights and defend itself in any litigation that may arise from such claims. While the ultimate outcome of these matters could affect the results of operations of any one quarter or year when resolved in future periods, and while there can be no assurance with respect thereto, management believes that, after final disposition, any financial impact to the Company would not be material to the Company’s financial position and results of operations or liquidity.

NEXTERA ENTERPRISES, INC.
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used in this report, the terms “we,” “our,” “ours,” and “us” refer to Nextera Enterprises, Inc, a Delaware Corporation, or Nextera, and its wholly owned subsidiaries. In addition, the term “Woodridge” refers to Jocott Enterprises, Inc., or Jocott (the prior owner of the Woodridge business), for all periods prior to March 9, 2006, and to Woodridge Labs, Inc., a wholly owned subsidiary of Nextera, from and after March 9, 2006, unless the context indicates otherwise.
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
Acquisition of Woodridge Business
On March 9, 2006, Nextera, through a wholly owned subsidiary, acquired substantially all of the assets of Jocott (formerly Woodridge Labs, Inc.), which transaction is referred to as the Transaction. The financial results of Woodridge from March 9, 2006 through September 30, 2006 have been included within our financial results for the three and nine months ended September 30, 2006. The Woodridge business currently comprises our sole operating business.
The purchase price comprised:
•	$23.0 million in cash, including $0.8 million of acquisition expenses paid to third parties;

•	8,467,410 unregistered restricted shares of Nextera’s Class A Common Stock constituting approximately 20% of the total outstanding common stock of Nextera immediately after such issuance, which shares were issued to Jocott. Such shares had a value of $4.2 million on the date of the Transaction;

•	the assumption of a promissory note of Jocott in the principal amount of $1.0 million, which assumed debt was paid in full by us on the closing date of the Transaction; and

•	an earn-out of up to $2.5 million which is payable if the audited earnings before interest, income taxes, depreciation and amortization (EBITDA) of Woodridge for the period from the closing date of the Transaction through December 31, 2006 exceeds $4.2 million, and is fully earned at approximately $6.5 million of audited EBITDA of Woodridge. This earn-out amount, if any, is payable in the second quarter of 2007.
Our tax provision has historically varied from the federal statutory rate of 34% predominately due to deferred tax valuation allowance adjustments, the utilization of net operating losses, deferred taxes related to goodwill and state and local taxes.
Comparison of the Three Months Ended September 30, 2006 and the Three Months Ended September 30, 2005
Net Sales. Net sales for the three months ended September 30, 2006 were $3.8 million and solely consisted of the Woodridge business. During the three months ended September 30, 2005, Nextera had no business operations and no sales.
Gross Profit. Gross profit for the three months ended September 30, 2006 was $2.5 million. The gross margin for the three months ended September 30, 2006 was 66.3%. Included within gross profit for the period ended September 30, 2006 is a $0.1 million charge associated with the amortization of the step-up to fair value in the inventory acquired from Woodridge, as required by SFAS 141. Excluding the inventory step-up charge, of which the last charge against earnings relating to the acquisition of Woodridge was incurred in the third quarter of 2006, the gross margin for the third quarter of 2006 would have been 70.0% which we anticipate will approximate our gross margin in future quarters. During the three months ended September 30, 2005, Nextera had no business operations and no gross profit.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.6 million, to $2.1 million for the three months ended September 30, 2006 from $0.5 million for the three months ended September 30, 2005. The increase in selling, general and administrative expenses from the third quarter of 2005 was entirely attributable to the expenses of the Woodridge business which were approximately $1.6 million. As a percentage of net sales, selling, general and administrative expenses represented 56% for the three-month period ended September 30, 2006.
Interest Income. Interest income decreased to $0.02 million for the three months ended September 30, 2006 from $0.06 million for the three months ended September 30, 2005. The decrease was due to the use of $11.8 million of cash on March 9, 2006 to acquire the Woodridge business, partially offset by an increase in the interest rate achieved on cash balances.
Interest Expense. Interest expense was $0.3 million for the three months ended September 30, 2006. The interest expense was attributable to the $13.0 million of debt that we incurred under our credit facility that we entered into on March 9, 2006. Substantially all of our debt under our senior secured credit facility currently bears interest at LIBOR plus 3.75 percent. During the three months ended September 30, 2006, our average debt outstanding was $12.6 million at an effective rate of 10.01% per annum, of which 0.84% relates to the amortization of financing costs. During the three months ended September 30, 2005, Nextera had no interest expense.
Income Taxes. We recorded a $0.5 million deferred tax expense for the third quarter of 2006 to provide for goodwill which is deductible for tax purposes but not for book purposes. Due to the uncertainty of the reversal of the goodwill timing difference, the deferred tax liability generated by the goodwill tax deduction has not been offset against our deferred tax assets, which are primarily net operating losses. As the deferred tax expense associated with the goodwill deduction will be directly impacted by the purchase price allocation of the Woodridge acquisition, which has not been finalized, the current tax rate may substantially change in the fourth quarter. No federal tax benefit was recorded for the loss incurred during the three months ended September 30, 2006 and 2005 due to our uncertainty associated with utilizing our net operating losses.
Comparison of the Nine Months Ended September 30, 2006 and the Nine Months Ended September 30, 2005
Net Sales. Net sales for the nine months ended September 30, 2006 were $8.5 million and solely consisted of the Woodridge business. Net sales only included sales for the period from March 9, 2006 through September 30, 2006 in which Nextera owned the Woodridge business. During the nine months ended September 30, 2005, Nextera had no business operations and no sales.
Gross Profit. Gross profit for the nine months ended September 30, 2006 was $4.8 million and solely related to the Woodridge business. Gross profit only includes activity for the period from March 9, 2006 through September 30, 2006 in which Nextera owned the Woodridge business. The gross margin for the nine months ended September 30, 2006 was 57.0%. Included within gross profit for the period ended September 30, 2006 is a $1.4 million charge associated with the amortization of the step-up to fair value in the inventory acquired from Woodridge, as required by SFAS 141. Excluding the inventory step-up charge, the gross margin for period ending September 30, 2006 would have been 73.8%. The inventory step-up charge associated with the Woodridge acquisition has been fully amortized. During the nine months ended September 30, 2005, Nextera had no business operations and no gross profit.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.0 million, to $5.7 million for the nine months ended September 30, 2006 from $1.6 million for the nine months ended September 30, 2005. The increase in selling, general and administrative expenses from the first nine months of 2005 was primarily attributable to the expenses of the Woodridge business which were approximately $3.8 million. Additionally, selling, general and administrative expenses increased $0.2 million due to the expensing of stock-based compensation which was required under SFAS 123R effective January 1, 2006. As a percentage of net sales, selling, general and administrative expenses represented 66.9% for the nine-month period ended September 30, 2006, however, since we did not have any net sales until the March 9, 2006 acquisition of the Woodridge business, this percentage does not reflect our anticipated full year percentage of net sales. For the full year 2006, we expect selling, general and administrative expenses to approximate 62% of net sales.
Interest Income. Interest income was unchanged at $0.18 million for both the nine months ended September 30, 2006 and the nine months ended September 30, 2005. Although our interest income was impacted by our lower cash balances, this was offset by an increase in the interest rate earned on our investments.
Interest Expense. Interest expense was $0.7 million for the nine months ended September 30, 2006. The interest expense is attributable to the $13.0 million of debt that we incurred under our credit facility that we entered into on March 9, 2006. Substantially all of our debt bears interest at LIBOR plus 3.75 percent. The average debt outstanding from the inception of the debt facility to September 30, 2006 was $12.6 million at an effective rate of 9.95% per annum, of which 0.83% relates to the amortization of financing costs. During the nine months ended September 30, 2005, Nextera had no interest expense.
Income Taxes. We recorded a $0.5 million deferred tax expense to provide for goodwill which is deductible for tax purposes but not for book purposes. Due to the uncertainty of the reversal of the goodwill timing difference, the deferred tax liability generated by the goodwill tax deduction has not been offset against our deferred tax assets, which are primarily net operating losses. As the deferred tax expense associated with the goodwill deduction will be directly impacted by the purchase price allocation of the Woodridge acquisition, which has not been finalized, the current tax rate may substantially change in the fourth quarter. No federal tax benefit was recorded for the nine months ended September 30, 2006 and 2005 due to our uncertainty associated with utilizing our net operating losses.

Liquidity and Capital Resources
Consolidated working capital was $2.6 million at September 30, 2006, compared with working capital of $14.6 million at December 31, 2005. Included in working capital were cash and cash equivalents of $1.5 million and $15.0 million at September 30, 2006 and December 31, 2005, respectively.
Net cash used in operating activities was $0.8 million for the nine months ended September 30, 2006. The primary component of net cash used in operating activities was a $2.2 million net loss, a $1.0 increase in accounts receivable, and a $0.1 million increase in prepaid and other current assets. Partially offsetting the cash uses were $1.0 million of non-cash charges related to deferred taxes, the amortization of intangible assets and stock option expenses, a reduction of $0.8 million in inventory, due to the amortization of the inventory step-up, and an increase of $0.6 million in accounts payable.
Net cash used in investing activities was $23.0 million for the nine months ended September 30, 2006 relating almost exclusively to the acquisition of the Woodridge business. Reflected in the net cash used is a $0.3 million adjustment to the purchase price of the Woodridge business which occurred in the third quarter of 2006.
Net cash provided by financing activities was $10.3 million for the nine months ended September 30, 2006. $13.0 million was obtained under our senior secured credit agreement, or Credit Agreement, which included a $10.0 million fully drawn term loan and a $5.0 million revolving credit facility ($3.0 million of which was drawn at closing). Subsequently, we repaid $0.9 million of our revolving credit facility and $0.3 million of our term loan. Partially offsetting the net cash provided by financing activities was the payment of $0.5 million in debt issuance costs and the repayment of a $1.0 million note assumed from Jocott in connection with the acquisition of the Woodridge business.
Our primary source of liquidity is our cash and cash equivalents, our cash generated from our operations, and availability under our revolving credit facility. We believe that our current cash on hand and sources of cash are sufficient to meet all expenditures over the next twelve months. The cash generated by the operations of Woodridge and borrowed by Woodridge under the revolving credit facility is subject to restrictions as to the amount of funds that may be paid through a dividend to Nextera to pay corporate expenses. We believe that additional liquidity sources, if necessary, could be obtained by borrowing funds from a third party or raising equity through a public or private transaction, although these are subject to restrictions under our Credit Agreement and we cannot assure you that such liquidity sources will be available on reasonable terms or at all.
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

Upon the occurrence of certain events of default, the obligations under the Credit Agreement may be accelerated and the lending commitments terminated. Such events of default include, but are not limited to: (i) the failure to pay principal or interest when due, (ii) the breach or failure to perform any of the covenants or obligations set forth in the Credit Agreement, which for certain covenants and obligations is subject to a 30-day cure period, (iii) the acceleration of certain other indebtedness, (iv) a filing of a petition in bankruptcy by the borrower, (v) the entry of a judgment or a court order against the borrower in excess of certain specified dollar thresholds, (vi) a reduction below certain levels in the ownership or economic interests of Nextera’s existing significant stockholders in the aggregate or (vii) Joseph Millin, the current President of Nextera, ceasing to be a member of Nextera’s board of directors or the Chief Executive Officer of Woodridge prior to March 9, 2010, except for certain specified reasons.
Certain Contractual Obligations, Commitments and Contingencies
The following summarizes our significant contractual obligations and commitments at September 30, 2006 that impact our liquidity. This table excludes the obligation of Woodridge to pay up to $2.5 million to Jocott in connection with the Transaction if Woodridge’s EBITDA for the period from March 9, 2006 through December 31, 2006 exceeds $4.2 million.

Contractual Obligations	Payments due by Period as of September 30, 2006
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt	$11,818	$1,000	$2,813	$8,005	$—
Operating leases	2,709	634	1,091	984	—

Total contractual obligations	$14,527	$1,634	$3,904	$8,989	$—

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
Revenue Recognition. Sales are recognized when title and risk of loss transfers to the customer, the sales price is fixed or determinable and collection of the resulting receivable is probable. Sales are recorded net of estimated returns and other allowances. The provision for sales returns represents management’s estimate of future returns based on historical experience and considering current external factors and market conditions.

Allowances for Sales Returns and Markdowns. Our sales-return accrual is a subjective critical estimate that has a direct impact on reported net sales. As is customary in the industry, we grant certain of our customers, subject to our authorization and approval, the right to either return product or to receive a markdown allowance for certain promotional product. Upon sale, we record a provision for product returns and markdowns estimated based on our historical and projected experience, economic trends and changes in customer demand. There is considerable judgment used in evaluating the factors influencing the allowance for returns and markdowns, and additional allowances in any particular period may be needed. The types of known or anticipated events that we have considered, and will continue to consider, include, but are not limited to, the solvency of our customers, store closings by retailers, changes in the retail environment, including mergers and acquisitions, and our decision to continue or support new and existing products. Actual sales returns and markdowns may differ significantly, either favorably or unfavorably, from our estimates.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of September 30, 2006, we had $11.8 million in floating rate debt under our Credit Agreement ($9.75 million under our term loan and $2.1 million under our revolving credit facility). Changes in interest rates would not significantly affect the fair value of our outstanding indebtedness. Our term loan currently bears interest at the six-month LIBOR rate plus 3.75%. Our revolving credit borrowings currently bear interest at different rates, ranging from one-month and three-month LIBOR plus 3.75% to base rate plus 2.5%. We have an interest rate collar agreement pertaining to $5.0 million of our term loan with respect to the three-month LIBOR rate, which effectively caps the rate at 6% and provides for a 5% floor. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.12 million.
Foreign Currency Risk
We are not currently exposed to foreign currency risk because we do not currently have material business operations in foreign countries and related sales and expenses.

ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our President and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2006.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
Except for the historical information contained herein, this quarterly report contains “forward-looking statements” reflecting management’s current forecast of certain aspects of our future. Some forward-looking statements can be identified by forward-looking words such as “believe,” “think,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions. This quarterly report is based on current information, which we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. Factors that could cause actual results to differ are detailed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, as updated by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
All forward-looking statements included in this quarterly report should be considered in the context of these risk factors. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements.
There have been no material changes to the Risk Factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as previously filed with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
For the three-month period ended September 30, 2006, we had no unregistered sales of equity securities.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 6. EXHIBITS
(a) Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15(d)-14(a) Certification

31.2	Rule 13a-14(a)/15(d)-14(a) Certification

32.1 ***	Section 1350 Certification

32.2 ***	Section 1350 Certification

***	Furnished solely to accompany this quarterly report pursuant to 18 U.S.C.§ 1350, and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Nextera Enterprises, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTERA ENTERPRISES, INC. (Registrant)
Date: November 14, 2006	By:	/s/ Joseph J. Millin
Joseph J. Millin
President (Principal Executive Officer)

Date: November 14, 2006	By:	/s/ Michael P. Muldowney
Michael P. Muldowney
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)