Form 10-K
period 2006-12-31
NEXTERA ENTERPRISES INC
filed 2007-04-17
CIK 1070534

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 000-25995

NEXTERA ENTERPRISES, INC.

(Name of Registrant as Specified in its Charter)

Delaware	95-4700410
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)
14320 Arminta Street, Panorama City, California	91402
(Address of Principal Executive Offices)	(Zip Code)

(818) 902-5537

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by rule 405 of the Securities Act. YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐  NO ☒

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☐  NO ☒

As of June 30, 2006 (the last business day of the registrant’s recently completed second fiscal quarter), the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant was approximately $12,636,145, based on the closing price of the Company’s Class A Common Stock as quoted on the OTC Bulletin Board on June 30, 2006 of $0.60 per share. The quotations on the OTC Bulletin Board reflect  inter-dealer  prices,  without  retail  mark-up, mark-down or commission and may not represent actual transactions.

As of March 27, 2007, 38,492,851 shares of registrant’s Class A Common Stock, $0.001 par value, were outstanding and 3,844,200 shares of registrant’s Class B Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated into this report by reference:

1.     Part III. Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

Forward Looking Statements

The following discussion contains “forward-looking statements.” Forward-looking statements give our current expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use words such as “may,” “could,” “will”, “continue,” “should,” “would”, “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these forward-looking statements include statements relating to future actions or the outcome of financial results. From time to time, we also may provide oral or written forward-looking statements in other materials released to the public. Any or all of the forward-looking statements in this annual report and in any other public statements may turn out to be incorrect. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Our actual results may differ materially from those stated or implied by such forward-looking statements.

Factors that could cause our actual results to differ materially include, but are not limited to:

•       the effects of the voluntary recall of certain of our DermaFreeze365™ products on our business, operations and financial condition;

•       retention of our key personnel, particularly Mr. Millin, and our ability to attract and retain other personnel critical to our business;

•       our ability to develop and introduce new products in a highly competitive marketplace and successfully execute market expansion plans;

•       the impact of competition within our markets, and our ability to compete against companies that are larger and more well-established than we are or that have significantly greater resources than we do;

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

•       other factors detailed in Item 1A. “Risk Factors” below.

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

PART I

As used in this report, the terms “Nextera,” “Company,” “we,” “our,” “ours”, and “us” refer to Nextera Enterprises, Inc, a Delaware corporation, or Nextera, and our wholly owned subsidiaries.

ITEM 1.                BUSINESS

Overview

Nextera Enterprises, Inc. was incorporated in the state of Delaware in 1997. On March 9, 2006, Nextera, through W Lab Acquisition Corp., our wholly owned subsidiary, acquired substantially all of the assets of Jocott Enterprises, Inc., which we refer to as Jocott in this report, which formerly operated under the name “Woodridge Labs, Inc.”  We refer to this acquisition and all related transactions in this report as the Transaction. Subsequently, our wholly owned subsidiary was renamed Woodridge Labs, Inc. As used in this report, the term “Woodridge” refers to Jocott for all periods prior to March 9, 2006 and to our wholly owned subsidiary Woodridge Labs, Inc. from and after March 9, 2006. Prior to the acquisition of the Woodridge assets, we had no business operations for the period from November 29, 2003 through March 8, 2006. Woodridge’s financial results have only been included for the period subsequent to the March 9, 2006 acquisition.

In connection with the acquisition of the Woodridge business on March 9, 2006, we entered into a senior secured credit facility, which was subsequently amended in March 2007 and in April 2007. We refer to our amended senior secured credit facility in this report as the Credit Agreement. The Credit Agreement originally consisted of a $10 million fully-drawn term loan, of which approximately $9.5 million was outstanding at December 31, 2006, and a four-year $5.0 million revolving credit facility, of which approximately $2.2 million was outstanding on December 31, 2006. Under the terms of the April 2007 amendment, the revolving credit facility was reduced to $2.75 million, of which approximately $0.5 million is available to be drawn, subject to meeting certain conditions as described in Item 7 of this report.

Woodridge, our sole operating business, is an independent developer and marketer of branded consumer products that offer simple, effective solutions to niche personal care needs. Since its formation in 1996, Woodridge has built its reputation and market position by identifying and exploiting underdeveloped opportunities within the personal care market, and by commercializing distinctive, branded products that are intended to directly address the specific demands of niche applications. In addition to its flagship Vita-K Solution product line, Woodridge has created a portfolio of other existing and development-stage consumer products, covering a wide range of uses and applications.

Our products are marketed at retail under the following core brands: Vita-K Solution®, DermaFreeze365™, Ellin LaVar Textures™, Virtual Laser™, Psssssst®, Stoppers-4®, Bath Lounge™, Vita-C2™, Firminol-10® and TurboShave®. With our portfolio of products, we offer consumers affordable alternatives to expensive dermatologist treatments, while also offering retailers profitable and in-demand products. Our products can currently be found in over 22,000 retail locations across the United States and Canada. For the fiscal year ended December 31, 2006, our top customers included Walgreens, CVS, and Rite-Aid.

All of our manufacturing, production and onsite assembly are presently outsourced to third-parties, allowing us to focus on our core strength of discovering, developing and marketing niche personal care products. Most of our material warehousing and distribution functions are handled in-house and supervised by Woodridge management.

Products

We have a diverse portfolio of products sold under a variety of brands. Each product seeks to provide a symptom-specific solution to a common skin or other personal care condition. We believe that the success of our products can be attributed to (i) our effectiveness in delivering the desired benefits, (ii) the value proposition offered to consumers based on the products’ quality and price point, and (iii) the attractiveness of our packaging.

Our major brands are described below:

Vita-K Solution

Vita-K Solution is marketed as a line of symptom-specific products that utilize vitamin K to provide cosmetic remedies. Since its retail launch in 1998, the Vita-K Solution brand continues to be our top selling product line with the greatest number of individual products. Gross sales for the Vita-K Solution product line comprised 37%, 45% and 82% of total Woodridge gross sales for 2006, 2005 and 2004, respectively.

Woodridge introduced its Vita-K Solution for Spider Veins in 1998. Woodridge has established Vita-K Solution as an important skin care brand for retailers, and has further penetrated the market with the launch of additional Vita-K Solution products that target other common skin ailments. Currently, we market multiple products under the Vita-K Solution brand, including: Vita-K Solution for Spider Veins; Vita-K Solution for Dark Circles; Vita-K Solution for Blotchy Skin; Vita-K Solution for Bruises; Vita-K Solution for Stretch Marks; Vita-K Solution for Sun Spots; Vita-K Solution At Home Microdermabrasion Kit; Vita-K Pre-Kini; and Vita-K Solution for Deep Facial Lines.

DermaFreeze 365

DermaFreeze365 Instant Line Relaxing Formula is marketed as an anti-line and wrinkle cream based on GABA-BIOX technology that was launched by Woodridge during the first quarter of 2005. The product offers consumers the benefits of two anti-aging compounds:  Gamma-Amino Butyric Acid, a new ingredient in modern skin care technology, and BioxiLift which is believed to produce a cumulative reduction in the appearance of fine lines and wrinkles. We currently offer DermaFreeze products for the face, neck and chest, and lip areas and have several DermaFreeze365 brand extensions currently in development. The DermaFreeze 365 product line represented 29% and 33% of the gross sales of the Woodridge business in 2006 and 2005, respectively.

On March 13, 2007, Woodridge initiated a voluntary recall of all lots of its DermaFreeze365™ Instant Line Relaxing Formula (UPC Codes 6-05923-36501-6, 6-05923-36502-3 and 6-05923-10563-6) and DermaFreeze365™ Neck & Chest (UPC Code 6-05923-36503-0) products. This recall was a result of certain products from two lots testing positive for the Pseudomonas aeruginosa bacteria, exposure to which may result in potential illness for persons who are immuno-compromised. Woodridge Labs is working with the third party manufacturer of the affected products to identify the source of the contamination in order to ensure that DermaFreeze365™ Instant Line Relaxing Formula and Neck & Chest products will be safe for future use. We have made a provision for the recall in our consolidated financial statements as of and for the year ended December 31, 2006 included in this report whereby net sales were reduced by $2.3 million and inventories were written down by $0.3 million. Additionally, we expect customer charge-backs related to 2007 sales of the affected products to be approximately $0.6 million in 2007.

Ellin LaVar Textures

Ellin LaVar Textures was created by celebrity stylist Ellin LaVar to address the health and condition of hair and scalp on a daily basis. Ellin LaVar Textures was introduced in March 2005 and was designed exclusively for those who struggle with hair that is coarse, dry, curly or frizzy. We acquired the 12 piece line in May of 2006 and entered into an exclusive agreement to sell the Ellin LaVar brand to CVS. Ellin LaVar Textures products include: OptiMoist Shampoo, SatinSoft Conditioner, LiquidGlass, PenetratingBalm, ReconstructMasque, ThermMist, NourishOil, DetangleMist, LiquidMotion, InstantShine, ScalpRx, and NaturalControl. We started shipping Ellin LaVar Products to CVS in January 2007.

Virtual Laser

Virtual Laser was developed by us in 2006 as a more cost effective solution to specific symptoms of aging than expensive professional treatments. Current products under the Virtual Laser brand are Wrinkle Reducer, Age Spot Fade, Collagen Boost, and Redness Rescue. During 2006, Virtual Laser comprised 16% of our gross sales.

Psssssst

In December 2002, Woodridge acquired the Psssssst trademark and formulation from Procter & Gamble, or P&G, as part of Woodridge’s strategy to revive and reintroduce niche-oriented orphan brands through Woodridge’s sales and marketing network. Psssssst is marketed as a dry shampoo product delivered in an aerosol spray formulation. The product was originally marketed by P&G in the 1970s as a shampoo alternative, but was slowly phased-out in the mid-1980s. After several of Woodridge’s top retail customers identified a significant continuing, yet unmet, demand for the Psssssst product line, Woodridge acquired the technology from P&G and began distributing Psssssst to retailers during the first quarter of 2003. Currently we have several brand extensions to Psssssst in development.

Stoppers-4

Stoppers-4, which was launched in 1998, is marketed as an oral moisturizer in a spray formulation. This product, when used as directed, can be a source of relief from the persistent problem of dry mouth caused by a number of factors including, diabetes, chemotherapy, and continual drug therapy. The multiple enzyme formulation assists users in maintaining optimum oral moisture levels.

Bath Lounge

Released in the third quarter of 2004, the Bath Lounge product line consists of six “bath cocktails,” each with a “flavor” based upon popular, colorful and fragrant beverages. Each “cocktail” is marketed as a scented 3-in-1 body wash, shampoo and conditioner. Bath Lounge products are formulated to be used individually, or blended together. Each flavor is available in various sizes, and can also be purchased as part of a “cocktail kit” set that contains several flavors.

Vita-C2

We began marketing the Vita-C2 brand in 2004. The Vita-C2 product line was developed as a sister line to the popular Vita-K Solution product line, and consists of the Vita-C2 Clear Professional Acne Treatment Kit and a line of skin products called Vita-C2 Lift, which product line contains four formulas specifically designed to help and treat key problem areas.

Sales, Marketing and Distribution

We market our products to major drug, food and mass-merchandise retail chains through a dedicated team of internal sales managers, as well as a sales force of independent sales representatives. We have four primary objectives, which underlie our sales and marketing strategy: (i) service and protect existing customer accounts; (ii) expand product distribution by winning new customer accounts; (iii) promote increased awareness of our brands and product attributes; and (iv) maintain and strengthen our market position.

We have an established national sales and distribution network that covers substantially all of our existing mass drug, grocery and other retail customers. At present, we maintain relationships with over 20 sales representative agencies located in key markets across the U.S. This sales representative agency network provides us with a sales force of over 50 specialized sales professionals. We believe that our combined internal and external sales and marketing network is well-positioned to expand our penetration of existing accounts, and to penetrate new accounts and distribution channels.

We regularly participate in various co-operative marketing programs with retailers to further enhance consumer awareness of our products and brands. At times, we work directly with retailers to design the plan-o-grams, or drawings illustrating product placement, for our brands, as well as to develop in-store displays, special events, promotional activities and marketing campaigns for our products. These programs are designed to obtain or enhance distribution at the retail level and to provide incentives to consumers at the point-of-purchase. We also utilize consumer promotions, such as direct mail programs and on-package offers, to encourage consumer demand for our products.

Sales to customers are generally made pursuant to purchase orders, and as a result we do not have a material order backlog. Consistent with customary practice in the packaged goods industry, we accept authorized returns of un-merchandisable, defective or discontinued products from our major customers.

Customers

Our principal customers include chain drugstores, mass volume retailers, national mass merchandisers and grocery chains. In the year ended December 31, 2006, our five largest customers represented approximately 75% of our gross sales, and have all been our customers for at least five years.

Our products are predominately sold in the drugstore channel, and we have developed a strategic working relationship with our drugstore channel customers. Our customer relationships provide us with a number of important benefits, such as facilitating new product introductions and access to adequate shelf space.

Our principal customer relationships in the year ended December 31, 2006 included Walgreens, CVS, and Rite Aid, who accounted for 35%, 16%, and 15% of gross sales, respectively. No other customer accounted for more than 10% of gross sales in the year ended December 31, 2006. As is customary in the personal care industry, we generally do not enter into long-term or exclusive contracts with our customers. Sales to customers are generally made pursuant to purchase orders, and as a result none of our customers are under an obligation to continue purchasing products from us in the future. We expect that Walgreens, CVS, and Rite Aid and a small number of other customers will continue to account for a large portion of our net sales.

New Product Development

We strive to maintain the value of our existing products, and to achieve increased market penetration, through aggressive product line and brand extensions. Furthermore, our growth strategy includes an increased emphasis on new product development, both through extending our core brands and through expanding our presence into new product categories. To achieve these objectives, we rely on internal market research as well as outside product developers to identify new product formulations and line extensions that we believe will address consumer needs and demands. Historically, Woodridge has used internal personnel for product development along with contracted consultants. All new product concepts are researched before launch, and, to the extent necessary or required, undergo independent clinical testing.

Manufacturing and Production

We use third-party resources for all of our manufacturing and production requirements. We believe that contract manufacturing helps maximize our flexibility and responsiveness to industry and consumer trends, while helping to minimize the need for significant capital expenditures. We select contract manufacturers based on an evaluation of several factors, including manufacturing capacity, access to raw materials, quality control disciplines, research and development capabilities, regulatory compliance, timely delivery, management, financial strength and competitive pricing.

Our primary contract manufacturers provide comprehensive services from product development through manufacturing and filling of compounds, and are responsible for such matters as ongoing quality testing and procurement of certain raw materials. Typically, final boxing and packaging of our products is performed at our distribution facility in Panorama City, California. All of our products are manufactured on a purchase order basis and we do not have any long-term obligations or commitments.

We continually evaluate our existing supply relationships to ensure that we utilize the most cost-effective, flexible and strategically appropriate arrangements available. We also continually evaluate opportunities to improve efficiencies and reduce costs by either outsourcing or insourcing certain areas of the product production cycle. Furthermore, we actively work to develop alternative supply and distribution relationships, and believe that future changes in supplier relationships would not have a material adverse effect on our operations.

Competition

The personal care industry is highly competitive, characterized by a fragmented universe of industry players. Many other companies, both large and small, manufacture and sell products that are similar to our personal care products, including major retail customers that sell “private label” or “house” brands. Sources of competitive advantage include product quality and effectiveness, brand identity, advertising and promotion, product innovation, distribution capability and price.

Many of our principal competitors are well-established firms that are more diversified and have substantially greater financial and marketing resources than we do. Major competitors principally include large consumer products companies, such as Procter & Gamble, Unilever, KAO Corporation, and L’Oreal, and over-the-counter pharmaceutical companies, such as Pfizer and Johnson & Johnson, as well as a large number of companies with revenues of less than $100 million. Many of our competitors are able to make significantly greater expenditures for product development, advertising, promotion and marketing in order to achieve and maintain both consumer and trade acceptance of their personal care products. In addition, the personal care industry is subject to rapidly changing consumer preferences and industry trends.

Part of our strategy to offset the level of competition is to develop products and brands that focus on niche markets or sub-segments of larger markets. By focusing on narrow market segments, we believe we are able to limit the degree of competition we face, as larger competitors may focus less on these smaller niche markets and market sub-segments.

Growth Strategy

We are continually exploring new opportunities to increase our market presence and enhance our financial performance. To this end, we have identified several specific growth opportunities, including, but not limited to: (i) developing additional product lines and brands and increasing the range of products sold under our current top-selling brands; (ii) expanding distribution by seeking to increase shelf space with existing retail customers, and to gain shelf space at new retailers, particularly mass volume retailers and grocery chains; (iii) identifying, acquiring and reinvigorating orphan trademarks and brands that hold untapped growth potential; (iv) initiating more comprehensive advertising and promotional campaigns in support of our brands; and (v) expanding opportunistically into other distribution channels and into international markets.

Intellectual Property

We have registered, or have pending applications for the registration of, our Vita-K Solution®, DermaFreeze 365®, Ellin LaVar Textures™, Virtual Laser™, Psssssst®, Stoppers-4®, Bath Lounge™, Firminol-10®, TurboShave®, GABA-BIOX™, GABA-BIOX Lifting Complex™, Pre-Kini™, The Skin Firming Miracle in a Bottle™, Under Eyebryten™, Wrinkl-eez™ and other trademarks and brand names in the United States, as well as in certain foreign countries. We have an exclusive license from the University of Medicine and Dentistry of New Jersey with respect to U.S. Patent #6,187,822 regarding topical vitamin K delivery systems that was filed on June 11, 1999 and expires 20 years from that date. We also have a patent pending in the United States for Gamma-Amino Butyric Acid Composition, U.S. Patent Application #11/072184.

We believe our position in the marketplace depends to a significant extent upon the goodwill engendered by our trademarks, trade dress and brand names, and, therefore, considers trademark protection to be important to our business. Accordingly, we actively monitor the market for our products to ensure that our trademarks and other intellectual property are not infringed upon.

Government Regulation

Currently, none of our products require pre-market approval from any regulatory body. However, all of the current and future products that we market are potentially subject to regulation by government agencies, such as the U.S. Food and Drug Administration, the Federal Trade Commission, and various federal, state and/or local regulatory bodies. In the event that any future regulations were to require approval for any of our products, or should require approval for any planned products, we intend to take all necessary and appropriate steps to obtain such approvals.

Employees

As of December 31, 2006, we had 19 employees, of whom 15 were full-time employees and 4 were part-time employees. None of our employees are represented by a union or subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Segments and Geographical Information

We operate in a single market segment. As of and for the years ended December 31, 2006, substantially all of our revenues and long-lived assets related to operations in the United States.

Seasonality

Seasonality has not generally had a significant impact on our gross sales.

Inflation

We believe that inflation has not had a material effect on our results of operations.

Availability of Public Reports

As soon as is reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports, are available free of charge on our internet website at http://www.nextera.com.  Information contained on our website is not part of this report. They are also available free of charge on the SEC’s website at http://www.sec.gov. In addition, any materials filed with the SEC may be read by the public at the SEC’s

Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

We initiated a voluntary recall of certain of our DermaFreeze365™ products and the effects of the recall may have a material adverse effect on our business, operations and financial condition.

On March 13, 2007, Woodridge initiated a voluntary recall of all lots of its DermaFreeze365™ Instant Line Relaxing Formula (UPC Codes 6-05923-36501-6, 6-05923-36502-3 and 6-05923-10563-6) and DermaFreeze365™ Neck & Chest (UPC Code 6-05923-36503-0) products. This recall was a result of certain products from two lots testing positive for the Pseudomonas aeruginosa bacteria, exposure to which may result in potential illness for persons who are immuno-compromised. As a result of the recall, we were unable to comply with certain covenants under our original Credit Agreement and were required to obtain $4.5 million in additional funding from Mounte LLC, our majority stockholder, and from Jocott. To the extent that we cannot replace the sales lost as a result of the recall or experience additional adverse effects (financial or operational) from the recall, we may be unable to meet our commitments or comply with our obligations under the Credit Agreement, which may have a material adverse effect on our business and results of operations.

Future product recalls or safety concerns could adversely impact our results of operations

We may be required to recall certain of our products in the future should they be mislabeled, contaminated or damaged. We also may become involved in lawsuits and legal proceedings if it is alleged that the use of any of our products causes injury or illness. A future product recall or an adverse result in any such litigation could have a material adverse effect on our operating and financial results. We also could be adversely affected if consumers in our principal markets lose confidence in the safety and quality of our products.

The loss of key personnel and the difficulty of attracting and retaining qualified personnel could harm our business and results of operations.

Our success depends heavily upon the continued contributions of our senior management and employees, particularly Mr. Millin (Nextera’s president and the president and chief executive officer of Woodridge), many of whom would be difficult to replace. Mr. Millin has been the principal managing officer of Woodridge for the past ten years, and the future success of the Woodridge business will depend on his continued service and attention to the business. If key employees terminated their employment with us, our business may be significantly and adversely affected.

We depend on a limited number of customers for a large portion of our net sales and the loss of one or more of these customers could reduce our net sales.

We rely on major drugstore chains and mass merchandisers for the sales of our products. During the year ended December 31, 2006, our five largest customers represented approximately 75% of our gross sales. We expect that for future periods a small number of customers will, in the aggregate, continue to account for a large portion of our net sales. As is customary in the consumer products industry, none of our customers is under an obligation to continue purchasing products from us in the future. The loss of one or more of our customers that accounts for a significant portion of our net sales, or any significant decrease in sales to these customers or any significant decrease in our retail display space in any of these customers’ stores, including as a possible result of the March 13, 2007 product recall, could reduce our net sales and therefore could have a material adverse effect on our business, financial condition and results of operations.

We face significant competition within our industry, and we are not as financially strong or large as many of our competitors.

We are not financially as strong or as large as some of the major companies against whom we compete. Our competitors vary depending upon product categories. Many of our principal competitors are large, well-established firms that are more diversified and have substantially greater financial and marketing resources than we do. Major competitors principally include large consumer products companies, such as Procter & Gamble, Unilever, KAO Corporation, L’Oreal and over-the-counter pharmaceutical companies, such as Pfizer and Johnson & Johnson, as well as a large number of companies with revenues of less than $100 million. Many of these companies have greater resources than we do to devote to marketing, sales, research and development and acquisitions. As a result, they have a greater ability to undertake more extensive research and development, marketing and product promotion, and have more aggressive pricing policies, and may be more successful than we are in gaining and increasing shelf space at retail outlets. We cannot predict with accuracy the timing or impact of the introduction of competitive products or their possible effect on our sales. It is possible that our competitors may develop new or improved products to treat the same conditions as our products or make technological advances reducing their cost of production so that they may engage in price competition through aggressive pricing policies to secure a greater market share to our detriment. These competitors also may develop products that make our current or future products obsolete. Any of these events could significantly harm our business, financial condition and results of operations, including reducing our market share, gross margins and cash flows.

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

Inability to anticipate changes in consumer preferences may result in decreased demand for products, which could have an adverse impact on our future growth and operating results

Our success depends in part on our ability to respond to current market trends and to anticipate the desires of consumers. Changes in consumer preferences, and our failure to anticipate, identify or react to these changes could result in reduced demand for our products, which could in turn cause our operating results to suffer.

We may be unsuccessful in developing and introducing new products or in expanding our existing product lines.

Our industry is highly competitive. Our future success and ability to effectively compete in the marketplace and to maintain our revenue and gross margins requires us to continue to identify, develop and introduce new products and product lines in a timely and cost-efficient manner. We may not be successful in identifying, developing and introducing new products, or in leveraging the success of or expanding existing product lines, which may have a material adverse effect on the business and prospects of our future. Many of our principal competitors are large, well-established firms that are more diversified and have substantially greater resources than we do to devote to new product development and promotion.

Any business disruption due to natural disasters catastrophic events could adversely impact our financial performance

If natural disasters or catastrophic events occur in the U.S., such events may disrupt operations, distribution and other aspects of our business. In the event of such incidents, our business and financial performance could be adversely affected.

We rely on others to manufacture our products and for testing and quality control, and disruptions to our manufacturing supply chain or failures in quality control could materially and adversely affect our future sales and financial condition.

Currently, we outsource our entire product manufacturing and production needs. We rely on outside manufacturers to provide us with an adequate and reliable supply of our products on a timely basis. We also rely on our outside manufacturers to provided testing and quality control with respect to our products. A failure by our outside manufacturer of our DermaFreeze365™ products resulted in the recall of certain of these products as described elsewhere in these Risk Factors and in this report. Loss of a supplier, failures in testing or quality control, or any difficulties that arise in the supply chain, including a recall of products, could have a material adverse impact on our business and results of operations and significantly affect our inventories and supply of products available for sale. We do not have alternative sources of supply for all of our products. If a primary supplier of any of our core products is unable to fulfill our requirements for any reason, it could reduce our sales, margins and market share, as well as harm our overall business and financial results. If we are unable to supply sufficient amounts of our products on a timely basis, our revenues and market share could decrease and, correspondingly, our profitability could decrease.

We may be subject to claims of infringement regarding products or technologies that are protected by trademarks, patents and other intellectual property rights.

Woodridge has historically created individual brand names to identify each of its personal care product lines. Our products may also be formulated using novel chemical compounds, processes or technologies. In the crowded personal care products industry, third parties often own similar brand names, or may own patents on chemical formulas or manufacturing processes or other technologies. Our success depends on our ability to operate without infringing upon the proprietary rights of others and prevent others from infringing upon our trademarks, trade dress, patent rights and other intellectual property rights. If third parties believe we have infringed upon their proprietary rights, they may assert infringement claims against us from time to time based on our general business operations or specific product lines. Woodridge or retailers who sell Woodridge products may also engage in advertising which compares Woodridge’s products to products of third parties. As a result, third parties may assert infringement claims against us from time to time based on specific advertisements or marketing claims.

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

Our ability to make payments on our indebtedness will depend upon our future operating performance and on our ability to generate cash flow in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings, including available borrowings under our Credit Agreement (if any), will be available to us in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. If the cash flow from our operating activities is insufficient, we may take actions, such as delaying or reducing capital expenditures, attempting to restructure or refinance our indebtedness prior to maturity, and seeking additional equity capital. Any or all of these actions may be insufficient to allow us to service our debt obligations. Further, we may be unable to take any or all of these actions on commercially reasonable terms, or at all.

We have a high level of indebtedness which could adversely affect our cash flows and business.

As of December 31, 2006, we had indebtedness of approximately $11.7 million outstanding under the original Credit Agreement, consisting of approximately $9.5 million in term loans and $2.2 million under the revolving credit facility. Pursuant to the amendment to the Credit Agreement that we entered into in April 2007, the revolving credit facility was reduced from $5.0 million to $2.75 million, with approximately $0.5 million is available to be drawn, subject to compliance with certain conditions and covenants. The obligations under the Credit Agreement are secured by substantially all of the assets of Nextera, Woodridge and certain of our other subsidiaries. Our high level of indebtedness could:

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

Covenants in the Credit Agreement limit our ability to operate our business.

The Credit Agreement contains covenants that restrict our ability to:

•       incur additional indebtedness;

•       create liens or other encumbrances;

•       declare or make distributions, including from Woodridge and its subsidiaries to Nextera;

•       make investments or acquisitions, prepay subordinated indebtedness or make other restricted payments;

•       issue or sell capital stock of subsidiaries;

•       issue guarantees;

•       sell or otherwise dispose of assets;

•       enter into transactions with affiliates; and

•       make acquisitions or merge or consolidate with another entity.

We must also comply, among other things, with certain specified financial ratios, including a fixed charge coverage ratio and a leverage ratio, and certain other financial covenants such as minimum consolidated EBITDA, minimum liquidity, maximum capital expenditures and maximum corporate overhead expense. If we default under the Credit Agreement because of a covenant breach or otherwise, all outstanding amounts could become immediately due and payable at the election of the lenders.

The Credit Agreement also provides that a reduction below certain levels in the ownership or economic interests of our existing significant stockholders will constitute an event of default. An event of default would also occur if Mr. Millin were to cease being a member of our board of directors or Woodridge’s chief executive officer at any time prior to March 9, 2010, except for certain specified reasons.

We cannot assure you that we would have sufficient funds to repay all the outstanding amounts under our Credit Agreement, and any acceleration of amounts due would have a material adverse effect on our liquidity and financial condition.

Rises in interest rates could adversely affect our financial condition.

An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate debt, which rise and fall upon changes in prevailing interest rates. All of our indebtedness under our Credit Agreement is variable rate debt, which makes us more vulnerable in the event of adverse economic conditions, increases in prevailing rates or a downturn in our business. The term loans and revolving credit facility under our Credit Agreement bear interest, at our option, at either the Eurodollar Rate (as defined in the Credit Agreement), which is based on LIBOR, or the Base Rate (as defined in the Credit Agreement), which is based on the greater of the Bloomberg Prime Rate and the U.S. federal funds rate plus 0.5%. If any of LIBOR, the prime rate or the U.S. federal funds rate increases, our debt service costs will increase to the extent that Woodridge has elected such rates for its outstanding loans. If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and may affect our ability to service our debt.

We may be unable to refinance our indebtedness.

We may need to repay or refinance all or a portion of our indebtedness before maturity. There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms, or at all.

Nextera is a holding company with no business operations of its own and Woodridge is prohibited from paying dividends or other distributions to Nextera to pay Nextera’s costs and expenses.

Nextera is a holding company with no business operations of its own. Nextera’s only material assets are the outstanding capital stock of Woodridge, Nextera’s wholly owned subsidiary, through which Nextera conducts its business operations, and its current cash balances. After 2007, Nextera will be dependent on the earnings and cash flows of, and dividends and distributions from, Woodridge to pay Nextera’s expenses incidental to being a public holding company. Woodridge may not generate sufficient cash flows to pay dividends or distribute funds to Nextera because, for example, Woodridge may not generate sufficient cash or net income; state laws may restrict or prohibit Woodridge from issuing dividends or making distributions unless it has sufficient surplus or net profits; or contractual restrictions, including negative covenants in the Credit Agreement which restrict the ability of Woodridge to make and declare dividends and distributions to Nextera, may prohibit or limit such dividends or distributions.

The March 2007 and April 2007 amendments to the Credit Agreement prohibit Woodridge from paying dividends or distributions to Nextera, except that Woodridge is permitted to pay dividends and make distributions to Nextera after 2007 to enable Nextera to make certain payments and pay expenses incidental to being a public holding company up to a specified amount, provided that certain financial covenants have been met and the audited 2007 consolidated financial statements have been delivered to the lenders. We cannot assure you that Nextera will have sufficient funds available to it to meet its expenses and obligations. Any failure by Nextera to meet its obligations may have a material adverse effect on the business and operations of Nextera and its subsidiaries.

All of the shares of Woodridge stock and substantially all of Woodridge’s assets are pledged to secure obligations under the Credit Agreement.

All of the shares of the capital stock of Woodridge held by Nextera and substantially all of Woodridge’s assets are pledged to secure Woodridge’s obligations under the Credit Agreement. A foreclosure upon the shares of Woodridge’s common stock or its assets would result us being unable to continue our operations and would have a material adverse effect on our business and results of operations.

Our ability to utilize our net operating loss carryforwards may be limited or eliminated in its entirety.

As of December 31, 2006, we had approximately $55.6 million of federal net operating loss carryforwards that begin to expire in 2021, for which a 100% valuation allowance has been recorded. The utilization of the net operating loss carryforwards in the future is dependent upon our having U.S. federal taxable income. Prior to the acquisition of the Woodridge business, we had no business operations and were unable to generate U.S. federal taxable income to utilize the net operating loss carryforwards. Even following the acquisition of the Woodridge business, there can be no assurance that we will be able to generate taxable income in the future. Furthermore, the likelihood of an annual limitation on our ability to utilize the net operating loss carryforwards to offset future U.S. federal taxable income is increased by (1) the issuance of common stock, certain convertible preferred stock, options, warrants, or other securities exercisable for common stock, (2) changes in the equity ownership occurring in the last three years and (3) potential future changes in the equity ownership. The amount of an annual limitation can vary significantly based on factors existing at the date of an ownership change. A substantial portion of our net operating loss was used to offset our federal tax liability, other than the alternative minimum tax, generated by the sale of Nextera’s economic consulting business in 2003. If the net operating loss carryforwards were determined to be subject to annual limitations prior to its utilization to offset the taxable gain from the sale of Nextera’s economic consulting business, our federal tax liability and the net operating loss carryforwards could be materially different and our financial position could be adversely affected. Such limitations could have a material adverse impact on our financial condition, results of operations and cash flows.

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

Mounte LLC (successor to Krest, LLC, Knowledge Universe LLC and Knowledge Universe, Inc.) controls 65.5% of the voting power of our stock and can control all matters submitted to our stockholders. Its interests may be different from yours.

Mounte LLC owns 8,810,000 shares of Class A Common Stock, 3,844,200 shares of Class B Common Stock, and 52,429 shares of our Series A Preferred Stock, which combined represents approximately 65.5% of the voting power of our outstanding common and preferred stock as of December 31, 2006. The Class A Common Stock entitles its holders to one vote per share, and the Class B Common Stock entitles its holders to ten votes per share, on all matters submitted to a vote of our stockholders, including the election of the members of the Board of Directors. Holders of Series A Preferred Stock are entitled to 154 votes per share, which equals the number of whole shares of Class A Common Stock into which one share of Series A Preferred Stock is convertible. Accordingly, Mounte LLC will be able to determine the disposition of all matters submitted to a vote of our stockholders, including mergers, transactions involving a change in control and other corporate transactions and the terms thereof. In addition, Mounte LLC will be able to elect all of our directors. This control by Mounte LLC could materially adversely affect the market price of the Class A Common Stock or delay or prevent a change in control of our company.

We have a history of losses and there is no assurance that we can achieve or sustain profitability in the future.

Since our inception in February 1997, we have incurred, on an historical basis, net losses of $3.0 million and $17.2 million for the years ended December 31, 1997 and 1998, respectively, and net losses of $24.0 million, $117.5 million, $2.3 million, $1.9 million, and $7.3 million for the years ended December 31, 2000, 2001, 2004, 2005 and 2006, respectively.

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

Provisions in our charter documents and Delaware law may delay or prevent an acquisition of Nextera, which could decrease the value of our common stock.

Provisions of our certificate of incorporation and bylaws and provisions of Delaware law could delay, defer or prevent an acquisition or change of control of Nextera or otherwise decrease the price of our common stock. These provisions include:

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

ITEM 2.                Properties

We currently lease a total of approximately 53,000 square feet at a facility in Panorama City, California for our corporate headquarters and distribution center. This lease expires in November 2011. We believe that this facility will provide us with adequate space for growth for the next several years. In addition, we lease approximately 3,300 square feet of office space in Boston, MA, related to our former corporate headquarters, and approximately 10,000 square feet in Toronto, Canada, both of which we are currently subleasing. The Boston lease expires in July 2008 and the Toronto lease expires in October 2008.

ITEM 3.                Legal Proceedings

In March 2005, a third party filed a lawsuit against Jocott in the U.S. District Court for the Southern District of New York for trademark infringement, trademark dilution and false advertising in relation to the DermaFreeze365 product line. In the complaint, the complainant alleged that Jocott intentionally copied the trademark, package design and advertising of a competing product line. Neither Nextera nor Woodridge was a party to this litigation and Jocott had agreed to indemnify Nextera and Woodridge for any liabilities arising in relation to this litigation or any related action. Effective April 3, 2006, Jocott and the third party reached a settlement agreement and all claims asserted by the third party were dismissed with prejudice. In conjunction with the settlement agreement, Woodridge has a perpetual license to the DermaFreeze365 trademark.

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

ITEM 4.                Submission of Matters to a Vote of Security Holders

None

PART II

ITEM 5.                Market for Registrant’s Common Equity and Related Stockholder Matters

Our Class A Common Stock, $0.001 par value per share, traded on the over-the-counter market pink sheets under the symbol “NXRA.PK” from January 1, 2005 through April 16, 2006 and on the OTC Bulletin Board thereafter under the symbol “NXRA.OB”. The following table sets forth the high bid quotation and the low bid quotation, as quoted by the Pink Sheets LLC and as reported by the OTC Bulletin Board, in each of the four quarters of fiscal 2006 and 2005. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Calendar year—2006
First Quarter	$0.66	$0.33
Second Quarter	$0.85	$0.45
Third Quarter	$0.65	$0.41
Fourth Quarter	$0.50	$0.29

	High	Low
Calendar year—2005
First Quarter	$0.45	$0.33
Second Quarter	$0.42	$0.33
Third Quarter	$0.40	$0.32
Fourth Quarter	$0.36	$0.29

As of March 27, 2007 there were 38,492,851 shares of Class A Common Stock outstanding held by approximately 215 holders of record (excluding stockholders for whom shares are held in a “nominee” or “street” name) and 3,844,200 shares of Class B Common Stock outstanding held by one holder of record.

We have never paid or declared any cash dividends on our Common Stock and do not intend to pay dividends on our Common Stock in the foreseeable future. The terms of our Credit Agreement restrict our ability to declare or pay dividends. We intend to retain any earnings for use in any potential acquisition and operation of a business.

Performance Graph

The following graph compares total stockholder return on Nextera’s Class A Common Stock since December 31, 2001 to three indices: the Russell 2000 Index, the NASDAQ Market Value Index (US), and a published industry index comprised of companies within Standard Industrial Classification (SIC) code 2844, which is Perfumes, Cosmetics and other Toilet Preparations. This group includes face creams and lotions, shampoos, cosmetic creams, lotions and oils, and other products similar to those we manufacture and sell. We selected the Russell 2000 Index for comparison of issuers with similar market capitalizations to Nextera because Nextera’s Class A Common Stock is not traded on any exchange. The graph assumes an initial investment of $100 on December 31, 2001 and reinvestment of all dividends.

The NASDAQ Market Value Index (US) is included in the performance graph for comparison purposes because we used this index in our performance graph for the year ended December 31, 2005. We had used this index in the performance graph for the previous year because we did not have any business operations during that year. We believe that as a result of the acquisition of the Woodridge business in March 2006, the Russell 2000 Index and the index of companies within SIC code 2844 are most closely comparable to our operations for the year ended December 31, 2006.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG NEXTERA ENTERPRISES, INC.
NASDAQ MARKET INDEX INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2001
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2006

	Cumulative Total Return
COMPANY/INDEX/MARKET	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/30/2005	12/29/2006
Nextera Enterprises, Inc.	100.00	100.00	111.43	125.71	97.14	105.71
SIC Code 2844—Cosmetics	100.00	97.72	111.77	123.84	114.82	131.19
NASDAQ US Only	100.00	69.97	106.36	115.98	120.15	134.80
Russell 2000 Index	100.00	78.42	114.00	133.94	138.40	162.02

The current composition of SIC Code 2844—Cosmetics…—is as follows:

ASCENDIA BRANDS INC, AVON PRODUCTS INC, BRAMPTON CREST INTERNAT, CCA INDUSTRIES INC CL CM, COLGATE-PALMOLIVE CO, DAVI SKIN INC, ELIZABETH ARDEN INC, ESTEE LAUDER COS INC, HUMAN PHEROMONE SCIENCES, HYDRON TECHNOLOGIES INC, INTER PARFUMS INC, NEXTERA ENTERPRISES INC, PARLUX FRAGRANCES INC, PROCTER & GAMBLE CO, REVLON INC, RUB A DUB SOAP INC, SCOTT’S LIQUID GOLD INC, SKINVISIBLE INC, THE STEPHAN COMPANY, TEEKA TAN PRODUCTS INC, UNITED GUARDIAN INC

Recent Sales of Unregistered Securities

On March 9, 2006, Nextera issued 8,467,410 shares of its Class A Common Stock to Woodridge Labs, Inc. in partial payment of the purchase price for the acquisition by Woodridge of substantially all of the assets of Woodridge Labs, Inc. These shares were issued to Woodridge Labs, Inc. in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act, and Rule 506 of Regulation D.

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

ITEM 6.                Selected Financial Data

The following tables contain selected consolidated financial data as of December 31 for each of the years 2002 through 2006 and for each of the years in the five-year period ended December 31, 2006. The selected consolidated financial data have been derived from our audited consolidated financial statements with the 2002 year adjusted to reflect the presentation of the consulting business as discontinued operations.

When you read this summary, it is important that you read along with it the financial statements and related notes in our annual and quarterly reports filed with the Securities and Exchange Commission, as well as the section of our annual and quarterly reports titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the Years ended December 31,
	2006(1)(2)	2005	2004(3)(6)	2003(4)	2002(5)
	(Amounts in thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	$7,481	$—	$—	$—	$—
Gross profit	2,174	—	—	—	—
Loss from continuing operations	(7,386)	(1,979)	(2,874)	(6,715)	(4,478)
Income (loss) from discontinued operations	69	78	525	11,202	(10,146)
Net income (loss)	(7,317)	(1,901)	(2,349)	4,487	5,668
Net loss per common share from continuing operations, basic and diluted	$(0.19)	$(0.07)	$(0.09)	$(0.21)	$(0.16)
Net income per common share from discontinued operations, basic and diluted	0.00	0.00	0.02	0.33	0.28
Net income (loss) per common share, basic and diluted	$(0.19)	$(0.07)	$(0.08)	$0.12	$0.12
Weighted average common shares outstanding, basic and diluted	40,738	33,870	33,870	33,912	35,730

(1)           The 2006 net loss and loss from continuing operations includes a $2.6 million charge for expected returns and a write-down of inventories related to the March 13, 2007 voluntary recall of certain DermaFreeze365™ products sold by Woodridge in 2006 or included in physical inventories at December 31, 2006.

(2)           The 2006 financial data includes the results of Woodridge beginning March 9, 2006, the date of acquisition.

(3)           The 2004 net loss and loss from continuing operations includes a $0.5 million charge for expenses paid to third parties incurred in connection with the evaluation of a potential business acquisition which was not pursued.

(4)           The 2003 results of continuing operations include an expense of approximately $1.9 million related to salary continuance costs and a non-cash compensation charge due to the acceleration of options, both related to our former Chief Executive Officer’s termination of employment.

(5)           The 2002 results of continuing operations include income of $0.7 million related to the reversal of restructuring reserves due to the favorable settlement of real estate obligations.

(6)           Due to rounding differences, net income (loss) per share does not equal the sum of net income (loss) per common share from continuing operations and net income (loss) per common share from discontinued operations.

	As of December 31,
	2006	2005	2004	2003	2002
	(Dollar amounts in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$597	$15,043	$16,713	$20,124	$1,606
Total assets	28,143	15,235	17,226	23,066	107,218
Total short-term debt	—	—	—	—	4,973
Total long-term debt	11,718	—	—	—	70,829
Total stockholders’ equity	10,491	13,359	15,255	17,383	11,907

ITEM 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nextera was formed in 1997 and had historically focused on building a portfolio of consulting companies through multiple acquisitions. Nextera formerly offered services in three practice areas: technology consulting, human capital consulting, and economic consulting. Nextera exited the technology consulting business during the latter half of 2001 and sold the human capital consulting business in January 2002. In November 2003, Nextera and its direct and indirect subsidiaries sold substantially all of the assets used in our economic consulting business and, as a result of such sale, we ceased to have business operations. Accordingly, all results from our former consulting operations have been classified as discontinued operations.

Acquisition of Woodridge Business

On March 9, 2006, we, through W Lab Acquisition Corp., our wholly owned subsidiary, acquired substantially all of the assets of Jocott pursuant to an asset purchase agreement, which agreement we refer to as the Purchase Agreement in this report. Prior to the acquisition of the Woodridge assets, we had no business operations for the period from November 29, 2003 through March 8, 2006. Woodridge’s financial results have only been included for the period subsequent to March 9, 2006. The Woodridge business currently comprises our sole operating business.

The purchase price for the Woodridge business was comprised of:

•       $23.2 million in cash, including $0.8 million of acquisition expenses paid to third parties;

•       8,467,410 unregistered restricted shares of Nextera’s Class A Common Stock constituting approximately 20% of the total outstanding common stock of Nextera immediately after such issuance, which shares were issued to Jocott. Such shares had a value of $4.2 million on the date of the Transaction; and

•       the assumption of a promissory note of Jocott in the principal amount of $1.0 million, which assumed debt was paid in full by the Company on the closing date of the Transaction.

$2.0 million of the cash portion of the purchase price was held in escrow until March 2007 at which time $0.5 million was withdrawn from the escrow account and distributed to Nextera by Jocott as a deposit under an Indemnity Deposit Agreement entered into between Nextera, Woodridge and Jocott on March 29, 2007. An additional $1.5 million was withdrawn from the escrow account in April 2007 and these funds were also distributed to Nextera by Jocott as a deposit under a separately executed Funding Agreement entered into between Nextera, Mount LLC and Jocott on April 16, 2007. Under the terms of the Funding Agreement, Nextera and Woodridge will keep the irrevocable deposit in full satisfaction of certain claims for indemnification that Nextera or Woodridge may have against the sellers under the Purchase Agreement. The payment of any remaining indemnification obligations of Jocott is also secured through September 2007 by a pledge of the unregistered restricted shares of Nextera’s Class A Common Stock issued to Woodridge in connection with the Purchase Agreement.

LaVar Acquisition

On May 23, 2006, Woodridge entered into a purchase agreement with LaVar Holdings, Inc., whereby Woodridge acquired the exclusive worldwide license rights, along with certain assets and proprietary rights, to the Ellin LaVar Textures™ hair care product line and brand name. The total purchase price, which includes approximately $0.1 million of deal costs, was approximately $0.5 million. Woodridge will pay a royalty to LaVar Holdings, Inc. with respect to certain future sales of products under the trademarks acquired from it.

Heavy Duty Acquisition

On March 8, 2007, Woodridge entered into a purchase agreement with Heavy Duty Company and Alexandra Volkmann, whereby Woodridge acquired certain assets, including the Heavy Duty™ and other trademarks and a copyright. The total purchase price, which includes approximately $0.1 million of deal costs, was approximately $0.3 million. Woodridge will pay a royalty to Heavy Duty Company with respect to certain future sales of products under the trademarks acquired from Heavy Duty Company and Alexandra Volkmann.

Series A Cumulative Convertible Preferred Stock

On December 14, 2000, Nextera entered into a Note Conversion Agreement (which we refer to as the Note Conversion Agreement in this report) with Mounte LLC to convert debentures into shares of $0.001 par value Series A Cumulative Convertible Preferred Stock (Series A Preferred Stock). Subsequently, a portion of the Series A Preferred Stock was exchanged into a debenture. The Series A Preferred Stock currently bears dividends at a 7% rate. Such dividends are payable quarterly in arrears in cash or, at the option of the Company, in additional nonassessable shares of Series A Preferred Stock. To date, all Series A Preferred Stock dividends have been accrued in the form of additional nonassessable shares. The principal amount of the outstanding Series A Preferred Stock is $5.2 million as of December 31, 2006.

Results of Operations

The following table sets forth our results of operations (excluding discontinued operations) for the year ended December 31:

	2006	2005	2004
	(Dollar amounts in thousands)
Net sales	$7,481	$—	$—
Cost of sales	5,307	—	—
Gross profit	2,174	—	—
Selling, general and administrative expenses	7,775	2,054	2,542
Amortization expense	726	—	—
Operating loss	(6,327)	(2,054)	(2,542)
Interest income	193	287	179
Interest expense	(1,016)	—	—
Other expense	—	(188)	(511)
Loss from continuing operations before income taxes	(7,150)	(1,955)	(2,874)
Provision for income taxes	236	24	—
Loss from continuing operations	$(7,386)	$(1,979)	$(2,874)

Comparison of the Year Ended December 31, 2006 and the Year Ended December 31, 2005

Net Sales.   Sales are recorded net of estimated returns and other allowances. The provision for sales returns represents management’s estimate of future returns based on historical experience and considering current external factors and market conditions. Net sales for the year ended December 31, 2006 were $7.5 million. Net sales for 2006 reflect the operating results of the Woodridge business from the March 9, 2006 acquisition date forward. During 2005, we had no business operations and no sales. The 2006 net sales include a $2.3 million charge for expected returns related to the March 2007 voluntary recall of certain DermaFreeze365™ products sold 2006.

Gross Profit.   Gross profit for 2006 reflects the operating results of the Woodridge business from the March 9, 2006 acquisition date forward. Gross profit for the year ended December 31, 2006 was

$2.2 million. The gross margin for the year ended December 31, 2006 was 29.1%. Included within gross profit for the year ended December 31, 2006 is a $1.4 million charge associated with the amortization of the step-up to fair value in the inventory acquired from Woodridge, as required by SFAS 141. Additionally, the 2006 gross profit includes a $0.2 million charge for inventory write-downs related to the March 2007 voluntary recall of certain DermaFreeze365™ products included in physical inventories at December 31, 2006. Excluding the inventory step-up charge and the recall charge, the gross margin for 2006 would have been approximately 65%, which is in the range we anticipate for our gross margin in the next several quarters. During the year ended December 31, 2005, we had no business operations and no gross profit.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased $5.7 million, to $7.8 million for the year ended December 31, 2006 from $2.1 million for the year ended December 31, 2005.  The increase in selling, general and administrative expenses from 2005 was almost entirely attributable to the expenses of the Woodridge business which were approximately $5.1 million. Selling, general and administrative expenses represented 104% of net sales for the year ended December 31, 2006, however, we expect the selling, general and administrative expenses to approximate 55% to 60% of net sales in 2007 based upon the full year effect of the Woodridge business. The selling, general and administrative expenses for the year ended December 31, 2006 as a percentage of net sales were adversely affected by not having business operations until March of 2006 and incurring $0.3 million in severance costs associated with relocating our corporate headquarters to California.

Interest Income.   Interest income decreased to $0.2 million for the year ended December 31, 2006 from $0.3 million for the year ended December 31, 2005. The decrease was due to the use of $11.8 million of cash on March 9, 2006 to acquire the Woodridge business, partially offset by an increase in the interest rate earned on cash balances.

Interest Expense.   Interest expense was $1.0 million for the year ended December 31, 2006. The interest expense was attributable to the $13.0 million of debt that we incurred under our Credit Agreement that we entered into on March 9, 2006. Substantially all of our debt under our Credit Agreement bore interest at LIBOR plus 3.75 percent during 2006. During the year ended December 31, 2006, our average debt outstanding was $12.4 million at an effective rate of 10.08% per annum, of which 0.84% relates to the amortization of financing costs. During the year ended December 31, 2005, we had no interest expense.

Income Taxes.   We recorded a $0.2 million deferred tax expense for the year ended December 31, 2006 to provide for goodwill which is deductible for tax purposes but not for book purposes. Due to the uncertainty of the reversal of the goodwill timing difference, the deferred tax liability generated by the goodwill tax deduction has not been offset against our deferred tax assets, which are primarily net operating losses. We expect to recognize a deferred tax expense of $0.3 million on a yearly basis in the future. No federal tax benefit was recorded for the loss incurred during the year ended December 31, 2006. We did record de minimis state tax expense in 2005.

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

Liquidity and Capital Resources

We have made a provision for the March 2007 recall in our consolidated financial statements as of and for the year ended December 31, 2006 included in this report whereby net sales and accounts receivable were reduced by $2.3 million and inventories were written down by $0.2 million. As a result of the recall provisions, consolidated working capital was ($0.8) million at December 31, 2006, compared with working capital of $14.6 million on December 31, 2005. Included in working capital were cash and cash equivalents of $0.6 million and $15.0 million at December 31, 2006 and 2005, respectively.

Net cash used in operating activities was $1.3 million for year ended December 31, 2006. The primary component of net cash used in operating activities was a $7.3 million net loss partially offset by a $3.1 million increase in accounts payable primarily related to the reclassification of the credit balances in accounts receivable resulting from the provision for returns expected from the March 2007 recall, $1.4 million of non-cash charges (primarily related to the amortization of intangible assets, an inventory write-down, deferred taxes, and stock-based compensation), a reduction of $0.7 million in inventory, due to the amortization of the inventory step-up.

Net cash used in investing activities was $23.4 million for the year ended December 31, 2006 substantially relating to the acquisition of the Woodridge business and to a much lesser extent, the purchase of property, plant and equipment, and the purchase of the Ellin LaVar brand.

Net cash provided by financing activities was $10.2 million for the year ended December 31, 2006. $13.0 million was obtained under our Credit Agreement, which included a $10.0 million fully drawn term loan and a $5.0 million revolving credit facility ($3.0 million of which was drawn at the closing of the Woodridge acquisition). Subsequently, we repaid $0.8 million of our revolving credit facility and $0.5 million of our term loan. Partially offsetting the net cash provided by financing activities was the payment of $0.5 million in debt issuance costs and the repayment of a $1.0 million note assumed from Jocott in connection with the acquisition of the Woodridge business.

Our primary source of liquidity is our cash and cash equivalents, our cash generated from our operations, and availability under our revolving credit facility. In April 2007, we received $4.5 million of additional funds from Mounte LLC and Jocott. We believe that these funds, together with the cash generated by the operations of Woodridge and available borrowings under the revolving credit facility are sufficient to meet all expenditures over the next twelve months. We believe that additional liquidity sources, if necessary, could be obtained by borrowing funds from a third party or raising equity through a public or private transaction, although these are subject to restrictions under our Credit Agreement and we cannot assure you that such liquidity sources will be available on reasonable terms or at all.

Secured Credit Facility

Long-term debt as of April 11, 2007 consisted of indebtedness outstanding under our amended Credit Agreement, which includes a $9.5 million outstanding term loan and $2.2 million outstanding under the revolving credit facility. Under the Credit Agreement, the term loan and the revolving credit facility currently bear interest at the London Interbank Offered Rate (LIBOR) plus 4.50 percent or bank base rate plus 3.25 percent, as selected by Woodridge, with the rate subject to adjustment based on our consolidated adjusted leverage ratio. Under the April 2007 amendment to the Credit Agreement, scheduled principal repayments are to be made quarterly commencing March 31, 2008, and are in the amount of $250,000 each in 2008, $312,500 each in 2009, $437,500 each in 2010, with a final payment by March 31, 2011, the maturity date of the term loan. The maturity date for the revolving credit facility is March 31, 2010. The commitment fee on the revolving credit facility is payable quarterly at a rate of 0.50% of the unused amount of the revolving credit facility per annum. We paid an amendment fee of 0.25% of the total credit facility in connection with the April 2007 amendment. The Credit Agreement was also amended to modify the timing and basis of certain covenants including the minimum EBITDA, leverage and Debt service covenants, which we were in violation of at December 31, 2006 under the previous agreement.

The obligations of Woodridge, as borrower, under the Credit Agreement are guaranteed by Nextera and all of the direct and indirect domestic subsidiaries of Woodridge and Nextera existing from time to time (other than Nextera Business Performance Solutions Group, Inc., Nextera Canada Co. and Nextera Economics, Inc.), which we refer to as the Subsidiary Guarantors in this report. In addition, Nextera, Woodridge and the Subsidiary Guarantors are party to a security agreement and a pledge agreement, which create security and pledge interests with respect to substantially all present and future property of Nextera, Woodridge and the Subsidiary Guarantors.

Under the Credit Agreement, Nextera and Woodridge are subject to certain limitations, including limitations on their ability: to incur additional debt or sell assets, with restrictions on the use of proceeds; to make certain investments and acquisitions; to grant liens; and to pay dividends and make certain other restricted payments. In addition, Woodridge will be required to prepay principal amounts outstanding under certain circumstances if it issues debt or equity, sells assets or property, receives certain extraordinary receipts or generates excess cash flow. The Credit Agreement also contains certain restrictive financial covenants, including minimum consolidated EBITDA, maximum consolidated leverage ratio, minimum fixed charge coverage ratio, maximum consolidated capital expenditures and maximum corporate overhead.

The Credit Agreement prohibits Woodridge from making any dividends or other distributions to Nextera until the later of (1) the administrative agent’s receipt of Nextera’s audited consolidated financial statements for the year ending December 31, 2007, or (2) the administrative agent’s receipt of a compliance certificate evidencing that Woodridge’s Maximum Total Leverage Ratio (as defined in the Credit Agreement) has been reduced to 2.75x or less. In the event that these conditions are satisfied, then Woodridge would be allowed to make dividend and other payments to Nextera provided that: (a) Woodridge remains in compliance with all financial covenants under the Credit Agreement on a pro forma basis after taking into account the dividends or other distributions made to Nextera, (b) no other defaults exist before or after the making of any dividends or other distributions to Nextera, and (c) such dividends or other distributions (which are payable in equal quarterly amounts) in the aggregate do not exceed $1.125 million in 2008 and $1.5 million thereafter. However, beginning in 2008 and even if the conditions described in the foregoing clauses (a), (b) and (c) are not satisfied, Woodridge is permitted to make dividends or other distributions to Nextera in an amount not in excess of 50% of its Excess Cash Flow (as defined in the Credit Agreement), provided that no default would occur under the Credit Agreement as a result of the making of the dividends or other distributions.

Upon the occurrence of certain events of default, Woodridge’s obligations under the Credit Agreement may be accelerated and the lending commitments terminated. Such events of default include, but are not limited to: (i) the failure of Woodridge to pay principal or interest when due, (ii) Woodridge’s breach or failure to perform any of the covenants or obligations set forth in the Credit Agreement, which for certain covenants and obligations is subject to a 30-day cure period, (iii) the acceleration of certain other indebtedness of Woodridge, (iv) a filing of a petition in bankruptcy by Woodridge, (v) the entry of a judgment or a court order against Woodridge in excess of certain specified dollar thresholds, (vi) a reduction below certain levels in the ownership or economic interests of our existing significant stockholders in the aggregate or (vii) Mr. Millin ceasing to be a member of Nextera’s board of directors or the chief executive officer of Woodridge prior to March 9, 2010, except for certain specified reasons.

Indemnity Deposit Agreement and Funding Agreement

On March 29, 2007, Nextera, Woodridge and Jocott entered into an Indemnity Deposit Agreement. Under the terms of the Indemnity Deposit Agreement $0.5 million was withdrawn from the escrow account that was established in connection with the acquisition of the Woodridge business and such funds were paid to Nextera by Jocott as a deposit to be held by  Nextera and Woodridge pending any final determination that Jocott is obligated under the Asset Purchase Agreement entered into in connection with the acquisition of the Woodridge business to indemnify Woodridge or Nextera for damages in connection with the March 2007 product recall of certain DermaFreeze365™ products sold by Woodridge.

On April 16, 2007, Nextera, Mounte LLC, the majority stockholder of Nextera, and Jocott entered into a Funding Agreement. Under the terms of the Funding Agreement, Mounte and Jocott loaned the principal sums of $1.5 million and $1.0 million respectively, pursuant to individual promissory notes. The notes accrue interest at an annual rate of 7% with interest payable on a quarterly basis and principal payable at the maturity date of April 1, 2012. Nextera is currently prohibited from paying interest in cash on these notes under the terms of its Credit Agreement. Accordingly, interest will accrue and be added to the principal balance of the notes (paid-in-kind). The notes, including accrued interest, may be redeemed or exchanged, at Nextera’s option, for an issuance of newly authorized Series B Cumulative Non-Convertible Preferred Stock of Nextera. The Series B Preferred shall (i) be issued at a price equal to $100 per share, (ii) have a liquidation preference equal to $100 per share, (iii) provide for a 7% paid-in-kind dividend, and (iv) have such other rights, preferences and privileges as determined by the Board. The Series B Preferred shall not be convertible into any other securities of Nextera and the Series B Preferred shall rank junior to the Series A Preferred as to the payment of dividends and as to the distribution of assets upon liquidation, dissolution or winding up. The Series B Preferred shall be structured so as to qualify as “Permitted Equity Interests” as such term is defined in the Company’s Credit Agreement, as amended. The Series B Preferred issued shall be issued as an exchange or redemption of all outstanding principal and accrued but unpaid interest on the notes. Under the terms of the April 2007 amended Credit Agreement, such exchange or redemption must be completed by June 16, 2007. Nextera, Mounte LLC and Jocott also entered into Standstill Agreements with the administration agent under the Credit Agreement to subordinate their rights under the notes to the rights of the lenders under the Credit Agreement.

Additionally, under the terms of the Funding Agreement, Jocott paid as an additional irrevocable indemnity deposit an amount equal to $1.5 million to Nextera. The additional deposit was also made by withdrawing such amount from the escrow account that was established in connection with the acquisition of the Woodridge business. The parties agreed that the terms and conditions of the Funding Agreement shall govern both the original and additional indemnity deposits. The Jocott deposits shall not bear interest and Nextera and Woodridge may use the deposit funds to satisfy any liabilities, obligations or other requirements of either or both of Nextera and Woodridge. The deposits shall be deemed to be satisfaction and payment in full of any and all past, present and future claims for indemnification for any breaches of any of the representations and warranties pursuant to the Purchase Agreement that originally would have survived for only eighteen months following the closing date of the Woodridge purchase, but does not apply to any claims for breaches of any representations or warranties that survive beyond the eighteen month period. The deposits are the sole and exclusive property of Nextera and Nextera shall have no liability or obligation to account for or return or refund any portion of the deposits or any earnings on the deposits.

The Funding Agreement provides that in the event that Nextera’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for a fiscal year is greater than or equal to $7.0 million, for any two consecutive fiscal year is greater than or equal to $12.0 million, or any event happens that results in the exchange or redemption of, or payment of a liquidation preference with respect to, any of the Preferred Stock, Nextera will take the following actions:

a)                Nextera will issue to Jocott additional shares of Series B Preferred at a price equal to $100 per share.  The number of such additional shares to be issued to Jocott will be equal to the quotient obtained by dividing (i) the sum of (A) $1,000,000, plus (B) the Appreciation Amount defined below, by (ii) 100, and rounding down to the nearest whole share.  Such shares of Series B Preferred will be issued to Jocott in consideration of Jocott’s irrevocable payment of the Deposit and Jocott’s compromise and settlement of the past, pending and future specified claims.  For purposes of the Funding Agreement, the “Appreciation Amount” means an amount equal to a deemed appreciation equal to (1) $1,000,000, multiplied by (2) seven percent (7%) per annum, compounded annually, calculated from the date that Jocott loans the funds to Nextera pursuant to the Jocott Note until the date of the any issuance of the additional shares of Series B Preferred to Jocott.

b)               Nextera will also issue to Jocott the same number of shares of Series C Cumulative Non-Convertible Preferred Stock of Nextera as the number of additional shares of Series B Preferred issued to Jocott.  The Series C Preferred will (i) be issued at a price equal to $100 per share, (ii) have a liquidation preference equal to $100 per share and (iii) provide for a 7% paid-in-kind dividend.  The Series C Preferred will not be convertible into any other securities of Nextera and the Series C Preferred will rank (i) junior to the Series A Preferred as to the payment of dividends and as to the distribution of assets upon liquidation, dissolution or winding up, and (ii) on a parity with the Series B Preferred as to the payment of dividends and the Special Redemption Right noted below, but rank junior to the Series B Preferred as to the distribution of assets upon liquidation, dissolution or winding up.  The parties agree that the Series C Preferred will be structured so as to comply with any applicable restrictions in any credit or other contract or agreement to which Nextera, Woodridge or any of their affiliates is a party.  Such shares of Series C Preferred will be issued to Jocott in consideration of Jocott’s irrevocable payment of the Deposit and Jocott’s compromise and settlement of the past, pending and future specified claims.

c)                Nextera will grant to the holders of Series A Preferred, Series B Preferred and Series C Preferred the right (the “Special Redemption Right”) to require Nextera to redeem a portion of the shares of the Preferred Stock held by such holders at a redemption price equal to $100 per share (plus any applicable accrued but unpaid dividends on the shares so redeemed).  The Special Redemption Right of the holders of Series A Preferred will be senior and prior to the Special Redemption Rights of the holders of Series B Preferred and Series C Preferred, and the Special Redemption Rights of the holders of Series B Preferred and Series C Preferred will be on a parity with each other.

In connection with and at the time of the issuance of any Series B Preferred and/or Series C Preferred, Nextera will issue warrants to purchase Nextera’s Class A Common Stock at an exercise price of $0.50 per share to the holder of such Series B Preferred and/or Series C Preferred. The number of shares of Nextera’s Class A Common Stock for which such warrants will be exercisable will be equal to (i) with respect to notes redeemed or exchanged for Series B Preferred, the product of (A) the outstanding principal balance plus all accrued but unpaid interest that was redeemed or exchanged, multiplied by (B) two (2); (ii) 2,000,000 shares with respect to the Series B Preferred issued pursuant to Section 5(a) (when and if such Series B Preferred is issued), and (iii) 2,000,000 shares with respect to the Series C Preferred issued pursuant to Section 5(b) (when and if such Series C Preferred is issued). The Warrants will have a ten (10) year term and have customary piggyback registration rights and anti-dilution rights with respect to specified events, all as determined by the Board.

Certain Contractual Obligations, Commitments and Contingencies

The following summarizes the Company’s significant contractual obligations and commitments at December 31, 2006 that impact its liquidity.

	Payments due by Period
Contractual Obligations	Total	Less than 1 year(1)	1-3 years	4-5 years	After 5 years
	(in thousands)
Long-term debt	$11,718	$—	$2,250	$9,468	$—
Operating leases, prior to sublease income	3,162	895	1,318	949	—
Total contractual obligations	$14,880	$895	$3,568	$10,417	$—

(1)          Under the terms of the Amendment Agreement Under Woodridge Labs Credit Agreement dated April 17, 2007, principal payments are due in thirteen installments commencing March 31, 2008.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements. The Company’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the realizability of outstanding accounts receivable and deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates under different assumptions or conditions.

We have identified the following critical accounting policies based on significant judgments and estimates used in determining the amounts reported in our consolidated financial statements and have discussed the development and selection of such critical accounting policies with the Audit Committee of the Board of Directors.

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

Allowances for Sales Returns and Markdowns.   Our sales return accrual is a subjective critical estimate that has a direct impact on reported net sales. As is customary in the industry, we grant certain of our customers, subject to our authorization and approval, the right to either return products or to receive a markdown allowance for certain promotional product. Upon sale, we record a provision for product returns and markdowns estimated based on our historical and projected experience, economic trends and changes in customer demand. There is considerable judgment used in evaluating the factors influencing the allowance for returns and markdowns, and therefore additional allowances in any particular period may be needed. The types of known or anticipated events that we have considered, and will continue to consider, include, but are not limited to, the solvency of our customers, store closings by retailers, changes in the retail environment, including mergers and acquisitions, and our decision to continue or support new and existing products. Actual sales returns and markdowns may differ significantly, either favorably or unfavorably, from our estimates.

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

Deferred tax assets.   As of December 31, 2006, we had net operating losses of approximately $55.6 million that begin to expire in 2021, for which a 100% valuation allowance has been recorded. The realization of these assets is based upon estimates of future taxable income. A full valuation allowance against the net operating loss carryforwards, along with all other deferred tax assets, has been established to reflect the uncertainty of the recoverability of this asset. The valuation allowance will be reviewed periodically to determine its appropriateness. The utilization of this asset in the future is dependent upon our having U.S. federal taxable income. Prior to the Transaction, we had no operations and did not generate any U.S. taxable income to utilize the net operating loss carryforwards. Even after the Transaction, there can be no assurance that we will be able to generate taxable income. Furthermore, the likelihood of an annual limitation on our ability to utilize the net operating loss carryforwards to offset future U.S. federal taxable income is increased by (1) the issuance of certain convertible preferred stock, options, warrants, or other securities exercisable for common stock, (2) changes in the equity ownership occurring in the last three years and (3) potential future changes in the equity ownership. The amount of an annual limitation can vary significantly based on factors existing at the date of an ownership change. A substantial portion of the net operating loss has been used to offset our U.S. federal tax liability, other than alternative minimum tax, generated by the sale of the economic consulting business.

ITEM 7A.        Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of April 11, 2007, we had $11.7 million in floating rate debt under our Credit Agreement ($9.5 million under our term loan and $2.2 million under our revolving credit facility). Changes in interest rates would not significantly affect the fair value of our outstanding indebtedness. Our term loan currently bears interest at the six-month LIBOR rate plus 4.50%. Our revolving credit borrowings currently bear interest at different rates, ranging from one-month and three-month LIBOR plus 4.50% to base rate plus 3.25%. We have an interest rate collar agreement pertaining to $5.0 million of our term loan with respect to the three-month LIBOR rate, which effectively caps the rate at 6% and provides for a 5% floor. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.12 million.

Foreign Currency Risk

We are not currently exposed to foreign currency risk because we do not currently have material sales or expenses from business operations in foreign countries.

ITEM 8.                Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Nextera Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Nextera Enterprises, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nextera Enterprises, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2006 Nextera Enterprises, Inc. adopted Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payments.

/s/ ERNST & YOUNG LLP
Boston, Massachusetts
April 6, 2007, except for
Notes 3, 8 and 10 as to which the date is April 17, 2007

Nextera Enterprises, Inc.
Consolidated Balance Sheets
(Dollar amounts in thousands, except share data)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$597	$15,043
Accounts receivable, net of $2.8 million for allowances for customer deductions and doubtful accounts in 2006	—	—
Inventories	2,595	—
Due from supplier	127	—
Prepaid expenses and other current assets	260	128
Total current assets	3,579	15,171
Property and equipment, net	284	22
Goodwill	10,969	—
Intangible assets, net	12,827	—
Other assets	484	42
Total assets	$28,143	$15,235
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$4,364	$542
Current portion of long-term debt	—	—
Total current liabilities	4,364	542
Long-term debt	11,718	—
Deferred taxes	236	—
Other long-term liabilities	1,334	1,334
Commitments and contingencies (Note 15)	—	—
Stockholders’ equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 600,000 authorized shares designated Series A, 52,429 and 48,906 Series A shares issued and outstanding at December 31, 2006 and 2005, respectively	5,243	4,890
Class A Common Stock, $0.001 par value, 95,000,000 shares authorized, 38,492,851 and 30,025,441 shares issued and outstanding at December 31, 2006 and 2005, respectively	38	30
Class B Common Stock, $0.001 par value, 4,300,000 shares authorized, 3,844,200 shares issued and outstanding	4	4
Additional paid-in capital	165,218	161,130
Accumulated deficit	(160,012)	(152,695)
Total stockholders’ equity	10,491	13,359
Total liabilities and stockholders’ equity	$28,143	$15,235

The accompanying notes are an integral part of these consolidated financial statements.

Nextera Enterprises, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)

	Year ended December 31,
	2006	2005	2004
Net sales	$7,481	$—	$—
Cost of sales	5,307	—	—
Gross profit	2,174	—	—
Selling, general and administrative expenses	7,775	2,054	2,542
Amortization expense	726	—	—
Operating loss	(6,327)	(2,054)	(2,542)
Interest income	193	287	179
Interest expense	(1,016)	—	—
Other expense	—	(188)	(511)
Loss from continuing operations before income taxes	(7,150)	(1,955)	(2,874)
Provision for income taxes	236	24	—
Loss from continuing operations	(7,386)	(1,979)	(2,874)
Income from discontinued operations, net of tax	69	78	525
Net loss	(7,317)	(1,901)	(2,349)
Preferred stock dividends	(353)	(328)	(307)
Net loss applicable to common stockholders	$(7,670)	$(2,229)	$(2,656)
Net income (loss) per common share, basic and diluted
Continuing operations	$(0.19)	$(0.07)	$(0.09)
Discontinued operations	0.00	0.00	0.02
Net loss per common share, basic and diluted	$(0.19)	$(0.07)	$(0.08)
Weighted average common shares outstanding, basic and diluted	40,738	33,870	33,870

The accompanying notes are an integral part of these consolidated financial statements.

NEXTERA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A Common Stock	Class B Common Stock	Series A Cumulative Convertible Preferred Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stock- Holders’ Equity	Total Comprehensive Loss
	(Dollar amounts in thousands)
Balance at January 1, 2004	$30	$4	$4,255	$161,755	$(148,445)	$(216)	$17,383
Net loss	—	—	—	—	(2,349)	—	(2,349)	$(2,349)
Foreign currency translation adjustment	—	—	—	—	—	213	213	213
Unrealized holding gain on certain investments (net of reclassification adjustments)	—	—	—	—	—	3	3	3
Total comprehensive loss								$(2,133)
Cumulative dividend of 3,065 shares on Series A Preferred Stock	—	—	307	(307)	—	—	—
Other.				5			5
Balance at December 31, 2004	30	4	4,562	161,453	(150,794)	0	15,255
Net loss	—	—	—	—	(1,901)	—	(1,901)	$(1,901)
Total comprehensive loss								$(1,901)
Cumulative dividend of 3,287 shares on Series A Preferred Stock	—	—	328	(328)	—	—	—
Other.	—	—	—	5	—	—	5
Balance at December 31, 2005	30	4	4,890	161,130	(152,695)	—	13,359
Net loss .	—	—	—	—	(7,317)	—	(7,317)	$(7,317)
Total comprehensive loss.								$(7,317)
Issuance of 8,467,410 shares of Class A Common Stock	8	—	—	4,226	—	—	4,234
Stock-based compensation	—	—	—	215	—	—	215
Cumulative dividend of 3,524 shares on Series A Preferred Stock	—	—	353	(353)	—	—	—
Balance at December 31, 2006	$38	$4	$5,243	$165,218	$(160,012)	$—	$10,491

The accompanying notes are an integral part of these consolidated financial statements.

Nextera Enterprises, Inc.
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Year ended December 31,
	2006	2005	2004
Operating activities
Net loss	$(7,317)	$(1,901)	$(2,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	50	17	15
Amortization of intangible assets	726	—	—
Inventory write-down	236	—	—
Deferred taxes	236	—	—
Gain on sale of business unit	—	(131)	—
Stock-based compensation	215	5	5
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	350	—	748
Inventory	747	—	—
Prepaid expenses and other current assets	383	198	530
Accounts payable and accrued expenses	3,121	(95)	(3,333)
Restructuring costs	—	—	(173)
Net cash used in operating activities	(1,253)	(1,907)	(4,557)
Investing activities
Purchase of property and equipment	(200)	—	(47)
Acquisition of business, net of cash acquired	(23,221)	—	—
Proceeds from sale of business	—	237	1,193
Net cash provided by (used in) investing activities	(23,421)	237	1,146
Financing activities
Net borrowings under revolving credit facility	2,218	—	—
Borrowings under term note	10,000	—	—
Payment of term note	(500)	—	—
Payment of note acquired in acquisition	(1,000)	—	—
Payment of debt issuance costs	(490)	—	—
Net cash provided by financing activities	10,228	—	—
Net decrease in cash and cash equivalents	(14,446)	(1,670)	(3,411)
Cash and cash equivalents at beginning of year	15,043	16,713	20,124
Cash and cash equivalents at end of year	$597	$15,043	$16,713
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$952	$—	$—
Cash paid during the year for taxes	$—	$—	$1,340
Non-cash investing and financing activities:
Issuance of common stock in business combinations	$4,234	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NEXTERA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

1.                 Nature of Business

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

Woodridge, Nextera’s sole operating business, is an independent developer and marketer of branded consumer products that offer solutions to niche personal care needs. Brands sold by Woodridge include Vita-K Solution, DermaFreeze 365™, Ellin LaVar Textures™, Virtual Laser™, Psssssst®, Stoppers-4®, Bath Lounge™, Vita-C2™, Firminol-10® and TurboShave®.

Mounte LLC (successor to Krest, LLC, Knowledge Universe LLC and Knowledge Universe, Inc.) controls a majority of the voting power of the Company’s equity securities through its ownership of the Company’s Class A Common Stock, Class B Common Stock and Series A Cumulative Preferred Stock.

The accompanying consolidated financial statements have been prepared on the basis that the Company is a going concern.  As a result of lower than expected operating results during the fourth quarter of 2006, the Company failed certain of its covenants under its Credit Agreement.  In addition, in March 2007, the Company voluntarily recalled certain products in its DermaFreeze365 product line, resulting in adjustments to accounts receivable and inventory of $2.3 million and $.2 million, respectively, at December 31, 2006 (see footnote 17).  Primarily as a result of these factors, the Company negotiated revisions to its financial covenants for 2007 (see footnote 8) with its lender.  The Company was successful in revising its financial covenants to provide for the deferral of certain covenants until 2008, as well as reducing the thresholds of other covenants that remain in effect throughout 2007.  Further, the Company entered into various agreements with certain of its shareholders to obtain $4.5 million in additional subordinated financing which was funded during March and April 2007 (see footnote 8).  The Company’s forecast for 2007 anticipates full compliance with all required financial covenants throughout 2007; however management of the Company can provide no assurances that such compliance can be maintained.  Should future events occur that are not now anticipated, the Company could be in violation of some or all of its covenants in 2007.

2.                 Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, demand deposit accounts, and repurchase agreements. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Allowances for Sales Returns and Markdowns

Our sales-return accrual is a subjective critical estimate that has a direct impact on reported net sales. As is customary in the industry, we grant certain of our customers, subject to our authorization and approval, the right to either return products or to receive a markdown allowance for certain promotional product. Upon sale, we record a provision for product returns and markdowns estimated based on our historical and projected experience, economic trends and changes in customer demand. There is considerable judgment used in evaluating the factors influencing the allowance for returns and markdowns, and therefore additional allowances in any particular period may be needed. The types of known or anticipated events that we have considered, and will continue to consider, include, but are not limited to, the solvency of our customers, store closings by retailers, changes in the retail environment, including mergers and acquisitions, and our decision to continue or support new and existing products. Actual sales returns and markdowns may differ significantly, either favorably or unfavorably, from our estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents in various financial institutions with high credit ratings and, by policy, limits the amount of credit exposure to any one financial institution.

Concentrations of credit risk with respect to accounts receivable exists due to a limited number of customers that make up the Company’s customer base. Three customers accounted for 79% of gross accounts receivable as of December 31, 2006. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances for doubtful accounts for specifically identified estimated losses resulting from the inability of its customers to make required payments. Gross sales (net sales prior to customer deductions) to the Company’s three largest customers made up 66% of total gross sales in 2006.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market value.

Provisions for Inventory Obsolescence

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

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is provided on the straight line method based on the estimated lives of the assets. The principal estimated useful lives used in computing depreciation and amortization, are as follows:

Equipment and vehicles	3 - 5 years
Furniture and Fixtures	3 - 5 years
Software	3 years

Leasehold improvements are amortized over the shorter of the life of the lease or the estimated useful life of the asset.

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

Intangible Assets

Intangible assets with finite lives, such as trademarks, brand names and non-compete agreements, are amortized over their useful lives, ranging from 9 to 20 years.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset based on the Company’s estimated undiscounted cash flows. At December 31, 2006, the Company did not consider any of its long-lived assets to be impaired.

Deferred Financing Costs

Company has incurred costs in connection with its credit agreement. Costs directly associated with financings are capitalized as deferred financing costs and are amortized over the weighted average life of the long-term credit facility

Revenue Recognition

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

Advertising, Promotion and Marketing

All costs associated with advertising, promoting and marketing (including includes promotions, direct selling, co-op advertising and media placement) of Company products are expensed as incurred and charged to selling, general and administrative expense. Advertising and promotion expenses were $1.9 million in 2006. The Company had no advertising and promotion expenses in 2005 and 2004.

Shipping and Handling Costs

Substantially all costs of shipping and handling of products to customers are included in selling, general and administrative expense. In 2006, shipping and handling costs approximated $0.5 million. The Company had no shipping and handling costs in 2005 and 2004.

Basic and Diluted Earnings Per Common Share

The Company presents two earnings per share amounts, basic earnings per common share and diluted earnings per common share. Basic earnings per common share includes only the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. The dilutive effects of options, warrants and convertible securities are added to the weighted average shares outstanding in computing diluted earnings per common share. For the years ended December 31, 2006, 2005 and 2004, basic and diluted earnings per common share are the same due to the antidilutive effect of potential common shares outstanding.

Income Taxes

Deferred income taxes are provided for temporary differences between the financial reporting and the tax bases of assets and liabilities and are measured using enacted income taxes and laws that will be in effect when temporary differences are expected to reverse.

Stock-Based Compensation and Other Equity Instruments

On January 1, 2006, Nextera adopted the provisions of Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment,” (SFAS 123R) which requires that the fair value of share-based awards be recorded in the results of operations. Under the revised standard, awards issued prior to January 1, 2006 are charged to expense under the prior rules, and awards issued on or after January 1, 2006 are charged to expense under the revised rules. Total non-cash compensation expense charged to operations during 2006 for share-based plans was approximately $0.2 million. The impact of adopting SFAS 123R in 2006 on diluted earnings per share was approximately one-half of $0.01 per share. Through December 31, 2005, the Company measured compensation cost using the intrinsic value-based method of accounting for stock options granted to employees. Nextera used the modified prospective method in its adoption of SFAS 123R. Under this method, prior years’ financial results do not include the impact of recording stock options using fair value. Had compensation cost been determined using the fair value-based accounting method in 2005 and 2004, pro forma net loss and loss per share amounts would have been as follows:

	Year ended December 31,
	2005	2004
	(Amounts in thousands, except per share data)
Net loss, as reported	$(1,901)	$(2,349)
Compensation expense under fair value-based accounting method	(179)	(257)
Pro forma net loss	$(2,080)	$(2,606)
Net loss per common share, basic and diluted:
As reported	$(0.07)	$(0.08)
Pro forma	$(0.07)	$(0.09)

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and has not determined the impact that the adoption of FIN 48 will have on its financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Early adoption is permitted. The Company plans to adopt SFAS No. 157 in the first quarter of its 2008 fiscal year. The provisions of SFAS 157 are not expected to have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications were made to the 2005 financial statements in order that they may be consistent with the 2006 presentation.

3.                 Acquisitions

Woodridge Labs, Inc

On March 9, 2006, we, through W Lab Acquisition Corp., our wholly owned subsidiary, acquired substantially all of the assets of Jocott Enterprises, Inc., which is referred to as Jocott in these financial statements. Jocott formerly operated under the name “Woodridge Labs, Inc.”  The assets of Jocott were acquired pursuant to an asset purchase agreement, which agreement is referred to as the Purchase Agreement in these financial statements. The acquisition of the assets of Jocott and all related transactions are referred to in these financial statements as the Transaction. Subsequently, W Lab Acquisition Corp. was renamed Woodridge Labs, Inc. As used in these financial statements, the term “Woodridge” refers to Jocott for all periods prior to March 9, 2006 and to our wholly owned subsidiary Woodridge Labs, Inc. from and after March 9, 2006. The financial results of Woodridge from march 9, 2006 through December 31, 2006 have been included within the financial results for the year ended December 31, 2006.

The purchase price comprised:

•       $23.2 million in cash, including $0.8 million of acquisition expenses paid to third parties;

•       8,467,410 unregistered restricted shares of Nextera’s Class A Common Stock constituting approximately 20% of the total outstanding common stock of Nextera immediately after such issuance, which shares were issued to Jocott. Such shares had a value of $4.2 million on the date of the Transaction; and

•       the assumption of a promissory note of Jocott in the principal amount of $1.0 million, which assumed debt was paid in full by the Company on the closing date of the Transaction.

$2.0 million of the cash portion of the purchase price was held in escrow until March 2007 at which time $0.5 million was withdrawn from the escrow account and distributed to Nextera by Jocott as a deposit under an Indemnity Deposit Agreement entered into between Nextera, Woodridge and Jocott on March 29, 2007. An additional $1.5 million was withdrawn from the escrow account in April 2007 and these funds were also distributed to Nextera by Jocott as a deposit under a separately executed Funding

Agreement entered into between Nextera, Mount LLC and Jocott on April 16, 2007. Under the terms of the Funding Agreement, Nextera and Woodridge will keep the irrevocable deposit in full satisfaction of certain claims for indemnification that Nextera or Woodridge may have against the sellers under the Purchase Agreement. The payment of any remaining indemnification obligations of Jocott is also secured through September 2007 by a pledge of the unregistered restricted shares of Nextera’s Class A Common Stock issued to Woodridge in connection with the Purchase Agreement.

The acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141 (SFAS 141), “Business Combinations.”  Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and intangible identifiable assets and liabilities based on their estimated relative fair values. The excess purchase price over those assigned values was recorded as goodwill. Goodwill recorded as a result of this acquisition is deductible for tax purposes. In the fourth quarter of 2006, the Company finalized the purchase price allocation for these acquisitions and recorded adjustments, primarily to reduce goodwill and increase intangible assets by $5.3 million. The final purchase price allocation follows:

Current assets	$4,559
Long-term assets	389
Goodwill	10,969
Intangible assets	13,000
Total assets acquired	$28,917
Less liabilities assumed	1,703
$27,214

The following table sets forth the unaudited pro forma results of the Company’s operations for the years ended December 31, 2006 and 2005 as if the acquisition of Woodridge had been completed on January 1, 2005. The unaudited pro forma results are not indicative of what the actual results would have been had the acquisition been completed on January 1, 2005 nor do they purport to indicate the results of the future operations of Nextera.

	December 31,
	2006	2005
	(Amounts in thousands, except per share data)
Net sales	$9,660	$14,680
Income (loss) from continuing operations before income taxes	(5,554)	609
Net income (loss)	(5,721)	663
Preferred stock dividends	(353)	(328)
Net income (loss) applicable to common stockholders	$(6,074)	$335
Weighted average common shares outstanding—basic and diluted	42,337	42,337
Basic and diluted income (loss) per share	$(0.14)	$0.01

The amortization of the inventory step-up, which represents an increase to the inventory to reflect its fair value (less selling profit) and results in an increase in cost of sales upon the sale of the inventory, has been excluded from the pro forma amounts as the costs are non-recurring. The 2006 net loss and loss from continuing operations includes a $2.6 million charge for expected returns and a write-down of inventories related to the March 2007 voluntary recall of certain DermaFreeze365™ products sold by Woodridge in 2006 or included in physical inventories at December 31, 2006.

LaVar Acquisition

On May 23, 2006, Woodridge entered into a purchase agreement with LaVar Holdings, Inc., whereby Woodridge acquired the exclusive worldwide license rights, along with certain assets and proprietary rights, to the Ellin LaVar Textures™ hair care product line and brand name. The total purchase price, which includes approximately $0.1 million of deal costs, was approximately $0.5 million. Woodridge will pay a royalty to LaVar Holdings, Inc. with respect to certain future sales of products under the trademarks acquired from it.

4.                 Inventories

Inventories consist of the following:

	December 31,
	2006	2005
	(In thousands)
Raw materials	$1,217	$—
Finished goods	1,378	—
	$2,595	$—

5.                 Intangible Assets

Intangible assets consist of the following:

	December 31,
	2006	2005
	(In thousands)
Goodwill	$10,969	$—
Trademarks and brands	$2,200	$—
Covenant not to compete	1,600	—
Customer relationships	9,200	—
Licensing agreements	489	—
Other	64	—
	13,553	—
Less: accumulated amortization	726	—
Intangible assets, net	$12,827	$—

The intangible assets, other than the covenant not to compete, are amortized over their estimated useful lives, which range from 10-20 years. The covenant not to compete is amortized over its contractual life of 9 years.

The estimated intangible amortization expense for the next five years is as follows:

Amortization Expense
(In thousands)
2007	$858
2008	858
2009	858
2010	858
2011	858

6.                 Property and Equipment

Property and equipment consists of the following:

	December 31,
	2006	2005
	(In thousands)
Equipment	$182	$37
Software	25	7
Furniture and fixtures	53	8
Vehicles	85	—
Leasehold improvements	19	—
	364	52
Less: accumulated depreciation	80	30
Property and equipment, net	$284	$22

7.                 Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2006	2005
	(In thousands)
Trade accounts payable	$1,717	$196
Accrued credit customer balances	1,859	—
Accrued payroll and compensation	129	85
Accrued legal, audit and annual report costs	134	179
Accrued severance	270	—
Accrued interest	65	—
Other	190	82
	$4,364	$542

8.                 Financing Arrangements

In connection with the acquisition of substantially all of the assets of Jocott, Nextera and Woodridge (as borrower) entered into a credit agreement on March 9, 2006 for a $15.0 million senior secured credit facility, which originally comprised a $10.0 million fully-drawn term loan and a four-year $5.0 million revolving credit facility. The Credit Agreement was subsequently amended on March 29, 2007 and again on April 17, 2007.

Effective March 29, 2007, Nextera, Woodridge, the administrative agent for the lenders, and the lenders, entered into an Amendment and Forbearance Agreement. The Amendment and Forbearance Agreement amended and modified certain terms of the original Credit Agreement. Under the terms of the Amendment and Forbearance Agreement, the date by which Nextera and Woodridge were required to deliver Nextera’s audited consolidated financial statements as of and for the year ended December 31, 2006 and related certificates and reports to the administrative agent was postponed from March 31, 2007 to April 30, 2007. Additionally, a principal payment of $250,000 that was due on March 31, 2007 was postponed to April 30, 2007.

The administrative agent for the lenders under the Credit Agreement determined that, as of March 29, 2007, certain events of default under the Credit Agreement (which events of default are referred to as the Specified Events of Default in these financial statements) had occurred as a consequence of the breach by Nextera and Woodridge of certain financial covenants as of December 31, 2006. Under the Amendment and Forbearance Agreement, the lenders agreed, during the forbearance period, to forbear the exercise of any and all rights and remedies to which the lenders are or may become entitled as a result of the Specified Events of Default. The forbearance period is the period of time that begins on March 29, 2007 and ends on April 30, 2007, subject to earlier termination at the election of the lenders in the event of an occurrence of any event of default under the Credit Agreement other than the Specified Events of Default, and subject to automatic termination in the event of the occurrence of certain insolvency proceedings involving Nextera or Woodridge.

On April 17, 2007, Nextera, Woodridge, the administrative agent and the lenders entered into an Amendment Agreement under the Credit Agreement (the “Second Amendment). Under the terms of the Second Amendment, the revolving credit facility was reduced from $5.0 million to $2.75 million. Pursuant to the Second Amendment, the term loan and the revolving credit facility bear interest at the London Interbank Offered Rate (LIBOR) plus 4.50 percent, or bank base rate plus 3.25 percent, as selected by Woodridge, with the rate subject to adjustment after delivery of the Company’s compliance certificate for the fiscal quarter ending June 30, 2007, based on the Company’s consolidated adjusted leverage ratio. Outstanding borrowings under the term loan must be repaid in 13 quarterly payments, commencing March 31, 2008, and are in the amount of $250,000 each in 2008, $312,500 each in 2009, $437,500 each in 2010, with a final payment due on March 31, 2011, the maturity date of the term loan. The maturity date for the revolving credit facility is March 31, 2010. The commitment fee on the revolving credit facility is payable quarterly at a rate of 0.50% of the unused amount of the revolving credit facility per annum. We paid an amendment fee of 0.25% of the total credit facility in connection in connection with the Second Amendment.

The Company has an interest rate collar agreement to hedge the LIBOR interest rate risk on $5.0 million of the term loan. Under the terms of this agreement, the Company will pay a 6% fixed rate if the three-month LIBOR rate exceeds 6% and in return will receive the three-month LIBOR rate. In addition, if the three-month LIBOR rate falls below 5%, the Company will pay a 5% fixed rate and in return will receive the three-month LIBOR rate. The effect of this agreement is therefore to convert the floating three-month LIBOR rate to a fixed rate if the three-month LIBOR rate exceeds 6% or falls below 5%. The three-month LIBOR rate received under the agreement will substantially match the rate paid on the term loan since term loan currently bears interest at the six-month LIBOR rate. The fair value of the collar was immaterial at December 31, 2006.

The obligations of Woodridge, as borrower, under the Credit Agreement are guaranteed by Nextera and all of the direct and indirect domestic subsidiaries of Woodridge and Nextera existing from time to time (other than Nextera Business Performance Solutions Group, Inc., Nextera Canada Co. and Nextera Economics, Inc.), which are referred to as the Subsidiary Guarantors in these financial statements. In addition, Nextera, Woodridge and the Subsidiary Guarantors are party to a security agreement and a pledge agreement, which create security and pledge interests with respect to substantially all present and future property of Nextera, Woodridge and the Subsidiary Guarantors.

Under the Credit Agreement, Nextera and Woodridge are subject to certain limitations, including limitations on their ability: to incur additional debt or sell assets, with restrictions on the use of proceeds; to make certain investments and acquisitions; to grant liens; and to pay dividends and make certain other restricted payments. In addition, Woodridge will be required to prepay principal amounts outstanding under certain circumstances if it issues debt or equity, sells assets or property, receives certain extraordinary receipts or generates excess cash flow. The Credit Agreement also contains certain restrictive financial covenants, including minimum consolidated EBITDA, maximum consolidated leverage ratio, minimum fixed charge coverage ratio, maximum consolidated capital expenditures and maximum corporate overhead. Under the terms of the Second Amendment, the restrictive financial covenants with respect to minimum consolidated EBITDA, maximum consolidated leverage ratio, minimum fixed charge coverage ratio and maximum corporate overhead were amended and a new minimum liquidity covenant was added.

The Credit Agreement prohibits Woodridge from making any dividends or other distributions to Nextera until the later of (1) the administrative agent’s receipt of Nextera’s audited consolidated financial statements for the year ending December 31, 2007, or (2) the administrative agent’s receipt of a compliance certificate evidencing that Woodridge’s Maximum Total Leverage Ratio (as defined in the Credit Agreement) has been reduced to 2.75x or less. In the event that these conditions are satisfied, then Woodridge would be allowed to make dividend and other payments to Nextera provided that: (a) Woodridge remains in compliance with all financial covenants under the Credit Agreement on a pro forma basis after taking into account the dividends or other distributions made to Nextera, (b) no other defaults exist before or after the making of any dividends or other distributions to Nextera, and (c) such dividends or other distributions (which are payable in equal quarterly amounts) in the aggregate do not exceed $1.125 million in 2008 and $1.5 million thereafter. However, beginning in 2008 and even if the conditions described in the foregoing clauses (a), (b) and (c) are not satisfied, Woodridge is permitted to make dividends or other distributions to Nextera in an amount not in excess of 50% of its Excess Cash Flow (as defined in the Credit Agreement), provided that no default would occur under the Credit Agreement as a result of the making of the dividends or other distributions.

Upon the occurrence of certain events of default, Woodridge’s obligations under the Credit Agreement may be accelerated and the lending commitments terminated. Such events of default include, but are not limited to: (i) the failure of Woodridge to pay principal or interest when due, (ii) Woodridge’s breach or failure to perform any of the covenants or obligations set forth in the Credit Agreement, which for certain covenants and obligations is subject to a 30-day cure period, (iii) the acceleration of certain other indebtedness of Woodridge, (iv) a filing of a petition in bankruptcy by Woodridge, (v) the entry of a judgment or a court order against Woodridge in excess of certain specified dollar thresholds, (vi) a reduction below certain levels in the ownership or economic interests of our existing significant stockholders in the aggregate or (vii) Mr. Millin ceasing to be a member of Nextera’s board of directors or the chief executive officer of Woodridge prior to March 9, 2010, except for certain specified reasons.

Long-term debt consists of the following (in thousands):

December 31, 2006
Term loan	$9,500
Revolving credit facility	2,218
11,718
Less: Current portion of long-term debt	—
$11,718

Future principal payments required in accordance with the terms of the Credit Agreement are as follows (In thousands):

Twelve months ending December 31,
2007	$—
2008	1,000
2009	1,250
2010	3,968
2011	5,500
$11,718

Indemnity Deposit Agreement and Funding Agreement

On March 29, 2007, Nextera, Woodridge and Jocott entered into an Indemnity Deposit Agreement. Under the terms of the Indemnity Deposit Agreement $0.5 million was withdrawn from the escrow account that was established in connection with the acquisition of the Woodridge business and such funds were paid to Nextera by Jocott as a deposit to be held by  Nextera and Woodridge pending any final determination that Jocott is obligated under the Asset Purchase Agreement entered into in connection with the acquisition of the Woodridge business to indemnify Woodridge or Nextera for damages in connection with the March 2007 product recall of certain DermaFreeze365™ products sold by Woodridge.

On April 16, 2007, Nextera, Mounte LLC, the majority stockholder of Nextera, and Jocott entered into a Funding Agreement. Under the terms of the Funding Agreement, Mounte and Jocott loaned the principal sums of $1.5 million and $1.0 million respectively, pursuant to individual promissory notes. The notes accrue interest at an annual rate of 7% with interest payable on a quarterly basis and principal payable at the maturity date of April 1, 2012. Nextera is currently prohibited from paying interest in cash on these notes under the terms of its Credit Agreement. Accordingly, interest will accrue and be added to the principal balance of the notes (paid-in-kind). The notes, including accrued interest, may be redeemed or exchanged, at Nextera’s option, for an issuance of newly authorized Series B Cumulative Non-Convertible Preferred Stock of Nextera. The Series B Preferred shall (i) be issued at a price equal to $100 per share, (ii) have a liquidation preference equal to $100 per share, (iii) provide for a 7% paid-in-kind dividend, and (iv) have such other rights, preferences and privileges as determined by the Board. The Series B Preferred shall not be convertible into any other securities of Nextera and the Series B Preferred shall rank junior to the Series A Preferred as to the payment of dividends and as to the distribution of assets upon liquidation, dissolution or winding up. The Series B Preferred shall be structured so as to qualify as “Permitted Equity Interests” as such term is defined in the Company’s Credit Agreement, as amended. The Series B Preferred issued shall be issued as an exchange or redemption of all outstanding principal and accrued but unpaid interest on the notes. Under the terms of the April 2007 amended Credit Agreement, such exchange or redemption must be completed by June 16, 2007. Nextera, Mounte LLC and Jocott also entered into Standstill Agreements with the administration agent under the Credit Agreement to subordinate their rights under the notes to the rights of the lenders under the Credit Agreement.

Additionally, under the terms of the Funding Agreement, Jocott paid as an additional irrevocable indemnity deposit an amount equal to $1.5 million to Nextera. The additional deposit was also made by withdrawing such amount from the escrow account that was established in connection with the acquisition of the Woodridge business. The parties agreed that the terms and conditions of the Funding Agreement shall govern both the original and additional indemnity deposits. The Jocott deposits shall not bear interest and Nextera and Woodridge may use the deposit funds to satisfy any liabilities, obligations or other requirements of either or both of Nextera and Woodridge. The deposits shall be deemed to be satisfaction and payment in full of any and all past, present and future claims for indemnification for any breaches of any of the representations and warranties pursuant to the Purchase Agreement that originally would have survived for only eighteen months following the closing date of the Woodridge purchase, but does not apply to any claims for breaches of any representations or warranties that survive beyond the eighteen month period. The deposits are the sole and exclusive property of Nextera and Nextera shall have no liability or obligation to account for or return or refund any portion of the deposits or any earnings on the deposits.

The Funding Agreement provides that in the event that Nextera’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for a fiscal year is greater than or equal to $7.0 million, for any two consecutive fiscal year is greater than or equal to $12.0 million, or any event happens that results in the exchange or redemption of, or payment of a liquidation preference with respect to, any of the Preferred Stock, Nextera will take the following actions:

a)                Nextera will issue to Jocott additional shares of Series B Preferred at a price equal to $100 per share.  The number of such additional shares to be issued to Jocott will be equal to the quotient obtained by dividing (i) the sum of (A) $1,000,000, plus (B) the Appreciation Amount defined below, by (ii) 100, and rounding down to the nearest whole share.  Such shares of Series B Preferred will be issued to Jocott in consideration of Jocott’s irrevocable payment of the Deposit and Jocott’s compromise and settlement of the past, pending and future specified claims.  For purposes of the Funding Agreement, the “Appreciation Amount” means an amount equal to a deemed appreciation equal to (1) $1,000,000, multiplied by (2) seven percent (7%) per annum, compounded annually, calculated from the date that Jocott loans the funds to Nextera pursuant to the Jocott Note until the date of the any issuance of the additional shares of Series B Preferred to Jocott.

b)               Nextera will also issue to Jocott the same number of shares of Series C Cumulative Non-Convertible Preferred Stock of Nextera as the number of additional shares of Series B Preferred issued to Jocott.  The Series C Preferred will (i) be issued at a price equal to $100 per share, (ii) have a liquidation preference equal to $100 per share and (iii) provide for a 7% paid-in-kind dividend.  The Series C Preferred will not be convertible into any other securities of Nextera and the Series C Preferred will rank (i) junior to the Series A Preferred as to the payment of dividends and as to the distribution of assets upon liquidation, dissolution or winding up, and (ii) on a parity with the Series B Preferred as to the payment of dividends and the Special Redemption Right noted below, but rank junior to the Series B Preferred as to the distribution of assets upon liquidation, dissolution or winding up.  The parties agree that the Series C Preferred will be structured so as to comply with any applicable restrictions in any credit or other contract or agreement to which Nextera, Woodridge or any of their affiliates is a party.  Such shares of Series C Preferred will be issued to Jocott in consideration of Jocott’s irrevocable payment of the Deposit and Jocott’s compromise and settlement of the past, pending and future specified claims.

c)                Nextera will grant to the holders of Series A Preferred, Series B Preferred and Series C Preferred the right (the “Special Redemption Right”) to require Nextera to redeem a portion of the shares of the Preferred Stock held by such holders at a redemption price equal to $100 per share (plus any applicable accrued but unpaid dividends on the shares so redeemed).  The Special Redemption Right of the holders of Series A Preferred will be senior and prior to the Special Redemption Rights of the holders of Series B Preferred and Series C Preferred, and the Special Redemption Rights of the holders of Series B Preferred and Series C Preferred will be on a parity with each other.

In connection with and at the time of the issuance of any Series B Preferred and/or Series C Preferred, Nextera will issue warrants to purchase Nextera’s Class A Common Stock at an exercise price of $0.50 per share to the holder of such Series B Preferred and/or Series C Preferred. The number of shares of Nextera’s Class A Common Stock for which such warrants will be exercisable will be equal to (i) with respect to notes redeemed or exchanged for Series B Preferred, the product of (A) the outstanding principal balance plus all accrued but unpaid interest that was redeemed or exchanged, multiplied by (B) two (2); (ii) 2,000,000 shares with respect to the Series B Preferred issued pursuant to Section 5(a) (when and if such Series B Preferred is issued), and (iii) 2,000,000 shares with respect to the Series C Preferred issued pursuant to Section 5(b) (when and if such Series C Preferred is issued). The Warrants will have a ten (10) year term and have customary piggyback registration rights and anti-dilution rights with respect to specified events, all as determined by the Board.

9.                 Income Taxes

The provision for income taxes consists of the following (excluding a $0.1 million tax benefit relating to discontinued operations in 2004):

	Year ended December 31,
	2006	2005	2004
	(In thousands)
Current:
Federal	$—	$—	$—
State	—	24	—
Foreign	—	—	—
Total current tax provision	—	24	—
Deferred:
Federal	201	—	—
State	35	—	—
Total deferred tax provision	236	—	—
Total tax provision	$236	$24	$—

The reconciliation of the consolidated effective tax rate of the Company is as follows:

	Year ended December 31,
	2006	2005	2004
Tax (benefit) at statutory rate	(34)%	(34)%	(34)%
State taxes (benefit), net of federal benefit	(6)	(6)	(6)
Other	—	1	—
Valuation allowance adjustments, primarily net operating losses not benefited	43	40	40
Income tax provision	3%	1%	—%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
	(In thousands)
Deferred tax assets:
Reserves and allowances	$1,942	$28
Inventory	256	—
Other accrued liabilities	588	528
Trademarks and other	527	508
AMT credit	1,060	1,060
Loss carryforwards	20,333	21,373
Gross deferred tax assets	24,706	23,497
Deferred tax liabilities:
Goodwill	(236)	—
Separately Identifiable Intangibles	(11)	—
Gross deferred tax liabilities	(247)	—
Valuation allowance	(24,695)	(23,497)
Net deferred tax liabilities	$(236)	$—

Valuation allowances relate to uncertainties surrounding the realization of tax loss carryforwards and the tax benefit attributable to certain tax assets of the Company. The valuation allowance represents a reserve against all deferred tax assets that must be realized through the generation of taxable income in future periods. The deferred tax liability generated by the amortization of goodwill for tax purposes has not been offset against the deferred tax assets in determining the valuation allowance as there is no assurance that the deferred tax liability will reverse prior to the expiration of the net operating losses or the reversal of other deferred tax assets.

At December 31, 2006, the Company had Federal and State tax net operating loss carryforwards of approximately $55.6 million  and $25.6 million, respectively, that expire between 2007 and 2026. In addition, the Company has Federal alternative minimum tax credits of $1.1 million that do no expire. The Company believes that the loss carryforwards and credits are not subject to annual limitations under IRC section 382. If such limitations were deemed to exist, the Company’s ability to utilize the carryforwards to their fullest extent would be limited and may adversely affect future net income and cash flows.

10.          Related Party Transactions

The law firm of Maron & Sandler has served as Nextera’s general counsel since its inception. Richard V. Sandler, who currently serves as Chairman of the Board of Directors of the Company and Stanley E. Maron, a director and secretary of the Company, are partners of Maron & Sandler. In 2006, 2005, and 2004, Maron & Sandler billed Nextera approximately $40 thousand, $0.3 million, and $0.1 million, respectively, for legal services rendered to the Company. During the three years ended December 31, 2006, Maron & Sandler has not charged the Company for the time that Mr. Sandler spends on Nextera matters.

In December 2006, a party related to Messrs. Millin and Weiss, directors of Nextera, acquired approximately $0.3 million of slow-moving inventory from the Company at book value. Additionally, approximately $20 thousand of fees were paid to Weiss Accountancy in 2006, a firm affiliated with Scott Weiss, for accounting services.

On March 29, 2007, Nextera, Woodridge and Jocott entered into an Indemnity Deposit Agreement. On April 16, 2007, Nextera, Mounte LLC, the majority stockholder of Nextera, and Jocott entered into a separate Funding Agreement and related Promissory Notes and Standstill Agreements. See note 8 for a detailed description these agreements.

11.          Stockholders’ Equity

Class A and Class B Common Stock

At December 31, 2006, the Company had 38,492,851 shares of Class A Common Stock and 3,844,200 shares of Class B Common Stock outstanding. The Class B Common Stock has the same economic characteristics as the Class A Common Stock, except that each share of Class B Common entitles the holder to ten votes per share of Class B Common Stock.  Each share of Class B Common Stock can be converted by the holder into one share of Class A Common Stock.

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

Beginning on December 14, 2004, in the event that the average closing price of the Company’s Class A Common Stock for the 30 days prior to the redemption is at least $1.0313, the Series A Preferred Stock may be redeemed at the option of the Company. As of December 31, 2006, the Series A Preferred Stock may be redeemed at a price equal to $104 per share plus accrued unpaid dividends through December 14, 2007. Each year thereafter, the redemption price will decrease $1 per share until December 14, 2010, at which point the redemption price will be fixed at $100 per share plus accrued unpaid dividends.

Employee Equity Participation Plans

The Amended and Restated 1998 Equity Participation Plan (the “Plan”), a stockholder approved plan, provides for several types of equity-based incentive compensation awards including stock options, stock appreciation rights, restricted stock and performance awards. Employees, consultants and independent directors are eligible to receive awards under the Plan. Under the Plan, the maximum number of shares that may be awarded is 12,000,000 shares. All awards granted under the Plan consist of stock options. Under the Plan, performance-based stock options and incentive stock options may not be priced at less than one hundred percent (100%) of the fair market value of a share of the Company’s Class A Common Stock on the date the option is granted, except that in the case of incentive stock options granted to an individual then owning more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or any subsidiary or parent thereof, such price may not be less than one hundred ten percent (110%) of the fair market value of a share of the Company’s Class A Common Stock on the date the option is granted. The stock option awards generally vest over a three- to four-year period and have contractual ten-year terms.

The weighted average grant date fair value of options granted during the years ended December 31, 2006, 2005, and 2004 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005	2004
Risk-free interest rates	5.25%	3.50%	3.25%
Expected lives (years)	3-4	4	3
Expected volatility	73.5%	80%	83%
Dividend rate	0%	0%	0%

A summary of option activity under the Company’s stock option plan as of December 31, 2006, and changes during the year then ended is presented below:

Stock Options	Shares	Weighted- Average Exercise price	Weighted- Average Remaining Life (years)	Aggregate Intrinsic Value(1)
Outstanding at beginning of year	5,402,267	$1.84
Granted	1,150,000	0.58
Exercised	—	—
Forfeited or expired	—	—
Outstanding at end of year	6,552,267	$1.62	5.6	$—
Options exercisable at end of year	5,236,809	$1.89	3.8	$—

(1)          The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The weighted-average grant-date fair value of options granted during the years 2006, 2005, and 2004 was $0.34, $0.26, and $0.21, respectively. No options have been exercised during 2006, 2005 and 2004.

As of December 31, 2006, there was approximately $0.3 million of unrecognized compensation cost related to stock options outstanding which will be recognized over the next four years.

A summary of information about stock options outstanding as of December 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable at December 31, 2006	Weighted- Average Exercise Price
$0.38 - $1.00	3,290,000	7.4	$0.51	1,974,542	$0.48
$1.01 - $3.00	2,947,267	3.8	1.97	2,947,267	1.97
$3.01 - $11.00	315,000	2.9	9.94	315,000	9.94
	6,552,267		$1.62	5,236,809	$1.89

(1)          The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

12.          Basic and Diluted Earnings Per Common Share

The following table sets forth the reconciliation of the numerator and denominator of the net income (loss) per common share computation:

	Year ended December 31,
	2006	2005	2004
	(Amounts in thousands, except per share data)
Numerator:
Loss from continuing operations	$(7,386)	$(1,979)	$(2,874)
Preferred dividends	(353)	(328)	(307)
Loss from continuing operations applicable to common stockholders	(7,739)	(2,307)	(3,181)
Income from discontinued operations	69	78	525
Net income (loss) applicable to common stockholders	$(7,670)	$(2,229)	$(2,656)
Denominator:
Weighted average common shares outstanding, basic and diluted	40,738	33,870	33,870
Net income (loss) per common share, basic and diluted
Loss from continuing operations	$(0.19)	$(0.07)	$(0.09)
Income from discontinued operations	0.00	0.00	0.02
Net income (loss) per common share, basic and diluted	$(0.19)	$(0.07)	$(0.08)

In 2006, 2005 and 2004, the Company had, 7,372,000, 6,842,000 and 6,774,000 of common stock equivalents, consisting of stock options, warrants and convertible preferred stock, which were not included in the computation of earnings per share because they were antidilutive.

Due to rounding differences, the 2004 net income (loss) per share does not equal the sum of net income (loss) per common share from continuing operations and net income (loss) per common share from discontinued operations.

13.          Retirement Savings Plans

The Company and certain of its subsidiaries sponsor retirement savings plans under the Internal Revenue Code for the benefit of all of their employees meeting certain minimum service requirements. Eligible employees may elect to contribute to the retirement plans subject to limitations established by the

Internal Revenue Code. The trustees of the plans select investment opportunities from which participants may choose to contribute. Employer contributions are made at the discretion of the Company. Total employer contribution expense under the plans was $0.1 million, $0.02 million, and $0.02 million in 2006, 2005, and 2004, respectively.

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

15.          Commitments and Contingencies

Lease Commitments

The Company leases its corporate office and warehouse, and certain equipment under noncancelable operating leases with various expiration dates through November 2011. Total rent expense was approximately $0.4 million, $0.1 million, and $0.1 million for 2006, 2005, and 2004, respectively. The future minimum annual payments and anticipated sublease income under such leases in effect at December 31, 2006, were as follows (in thousands):

	Minimum Rental Payments	Sublease Rental Income	Net Minimum Lease Payments
2007	$895	$323	$572
2008	805	269	536
2009	513	—	513
2010	513	—	513
2011	436	—	436
Thereafter	—	—	—
Total minimum lease payments	$3,162	$592	$2,570

Additionally, the Company has several immaterial capital leases for which total payments through 2011 approximate $0.1 million.

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

16.          Quarterly Information (unaudited)

	March 31	June 30	September 30	December 31 (1)
2006
Net revenues	$1,096	$3,564	$3,800	$(979)
Gross profit (loss)	556	1,747	2,518	(2,647)
Loss from continuing operations	(665)	(1,006)	(528)	(5,187)
Income from discontinued operations, net of income tax	—	35	—	34
Net loss	(665)	(971)	(528)	(5,153)
Net (loss) per common share, basic and diluted:
Continuing operations	$(0.02)	$(0.03)	$(0.01)	$(0.12)
Discontinued operations	0.00	0.00	0.00	0.00
Net loss per common share, basic and diluted	$(0.02)	$(0.03)	$(0.01)	$(0.12)

	March 31	June 30	September 30	December 31
2005
Net revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Loss from continuing operations	(512)	(551)	(575)	(341)
Income from discontinued operations, net of income tax	21	91	19	(53)
Net loss	(491)	(460)	(556)	(394)
Net income (loss) per common share, basic and diluted:
Continuing operations	$(0.02)	$(0.02)	$(0.02)	$(0.01)
Discontinued operations	—	—	—	—
Net loss per common share, basic and diluted	$(0.02)	$(0.02)	$(0.02)	$(0.01)

(1)          The quarter ended December 31, 2006 operating results include a $2.6 million charge for expected returns and a write-down of inventories related to the March 13, 2007 voluntary recall of certain DermaFreeze365™ products sold by Woodridge in 2006 or included in physical inventories at December 31, 2006.

17.          Subsequent Event

On March 13, 2007, the Company’s wholly-owned subsidiary, Woodridge, initiated a voluntary recall of certain of its DermaFreeze365™ products. This recall was a result of certain limited lots testing positive for the Pseudomonas aeruginosa bacteria. The Company made a provision for the recall in its consolidated financial statements as of and for the year ended December 31, 2006 whereby net sales and accounts receivable were reduced by $2.3 million and inventories were written down by $0.2 million through a charge to cost of sales. Additionally, we expect customer charge-backs related to 2007 sales of the affected products to be approximately $0.6 million in 2007.

The organism, Pseudomonas aeruginosa may cause serious eye infections, urinary tract infections, respiratory system infections, dermatitis, soft tissue infections, bacteremia, bone and joint infections, gastrointestinal infections and a variety of systemic infections, particularly in patients with severe burns and in cancer and AIDS patients who are immunosuppressed. Pseudomonas aeruginosa infection is a serious problem in patients hospitalized with cancer, cystic fibrosis, and burns. Because the DermaFreeze365™ Instant Line Relaxing Formula may be applied in the area of the eye, there is a possibility that inadvertent introduction of the tainted product directly in the eye could result in serious eye infections and, in rare circumstances, possibly blindness.

No illnesses have been reported to date in connection with this problem.

This issue was discovered during the routine product testing process. Woodridge Labs notified its retailers and distributors and the U.S. Food and Drug Administration on March 13, 2007 and is in the process of implementing a full retail/pharmacy recall of the affected products Nationally and from its distributor in Canada. Woodridge Labs believes that the affected products contain a discoloration that is visible to the naked eye.

Woodridge Labs is working with the third party manufacturer of the affected products to identify the source of the contamination in order to ensure that new lots of DermaFreeze365™ Instant Line Relaxing Formula and DermaFreeze365™ Neck & Chest products will be safe for future use.

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

PART III

ITEM 10.         Directors and Executive Officers of the Registrant

The information required by this Item is set forth in the section headed “Proposal 1—Election of Directors” in our definitive Proxy Statement for the Annual Meeting of Stockholders of the Company, or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2006, and is incorporated in this report by reference.

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

ITEM 13.         Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth in the sections headed “Certain Relationships and Related Transactions, and Director Independence” in our definitive Proxy Statement and is incorporated in this report by reference.

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

ITEM 15.         Exhibits and Financial Statement Schedules

(a)   The following documents are filed as part of this report as Exhibits:

1.     The following consolidated financial statements and report of independent registered public accounting firm are included in Item 8 of this Form 10-K:

•       Report of Independent Registered Public Accounting Firm

•       Consolidated Balance Sheets at December 31, 2006 and 2005

•       Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

•       Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

•       Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

•       Notes to Consolidated Financial Statements

2.     Financial schedules required to be filed by Item 8 of this form and by Item 15(d) below:

•       Schedule II    Valuation and qualifying accounts

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.     Exhibits:

Exhibit No.	Description
3.1(1)	Third Amended and Restated Certificate of Incorporation
3.2(2)	Second Amended and Restated Bylaws
4.1(3)	Form of Class A Common Stock Certificate
4.2(4)

Certificate of Designations, Preferences and Relative Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Cumulative Convertible Preferred Stock of Nextera Enterprises, Inc.

4.3(4)	Note Conversion Agreement dated as of December 14, 2000 by and between Knowledge Universe, Inc. and Nextera Enterprises, Inc.
4.4(5)	Letter Agreement dated June 29, 2001 between Knowledge Universe, Inc. and Nextera Enterprises, Inc.
4.5(6)	Letter Agreement dated March 29, 2002 between Knowledge Universe, Inc. and Nextera Enterprises, Inc.
4.6(6)	Letter Agreement dated June 14, 2002 between Knowledge Universe, Inc. and Nextera Enterprises, Inc.
10.1(15)*	Amended and Restated 1998 Equity Participation Plan dated as of June 6, 2006.
10.2(7)*	Nextera/Lexecon Limited Purpose Stock Option Plan.
10.3(8)*	Employment Agreement dated October 25, 2000 between Nextera Enterprises, Inc. and David Schneider.
10.4(9)*	Letter dated January 9, 2003 between David Schneider and Nextera Enterprises, Inc.
10.5(10)*	Letter dated as of February 1, 2003 between Richard V. Sandler and Nextera Enterprises, Inc.
10.6(11)*	Letter dated as of January 25, 2006 between Richard V. Sandler and Nextera Enterprises, Inc.

10.7(12)

Asset Purchase Agreement, dated September 25, 2003, by and among Nextera Enterprises, Inc., Lexecon Inc., CE Acquisition Corp., ERG Acquisition Corp., FTI Consulting, Inc. and LI Acquisition Company, LLC.

10.8(13)	Employment Agreement dated March 3, 2004 between Nextera Enterprises, Inc. and Michael J. Dolan.
10.10(14)

Credit Agreement dated as of March 9, 2006 by and among Nextera Enterprises, Inc., W Lab Acquisition Corp., the lenders party thereto and NewStar Financial, Inc. (as administrative agent for the lenders).

10.11(14)	Guaranty Agreement dated as of March 9, 2006 by and among Nextera Enterprises, Inc., W Lab Acquisition Corp. and NewStar Financial, Inc. (as administrative agent).
10.12(14)	Security Agreement dated as of March 9, 2006 by and among Nextera Enterprises, Inc., W Lab Acquisition Corp. and NewStar Financial, Inc. (as administrative agent).
10.13(14)	Pledge Agreement dated as of March 9, 2006 by and among Nextera Enterprises, Inc., W Lab Acquisition Corp. and NewStar Financial, Inc. (as administrative agent).
10.14(1)

Asset Purchase Agreement dated as of March 9, 2006 by and among Nextera Enterprises, Inc., W Lab Acquisition Corp., Woodridge Labs, Inc., Joseph J. Millin and Valerie Millin, Trustees of the Millin Family Living Trust Dated November 18, 2002, Scott J. Weiss and Debra Weiss, as Trustees of the Scott and Debra Weiss Living Trust, Joseph J. Millin, and Scott J. Weiss.

10.15(1)	Stock Pledge and Security Agreement dated as of March 9, 2006 by and among Nextera Enterprises, Inc., W Lab Acquisition Corp. and Woodridge Labs, Inc.
10.16(1)*	Employment Agreement dated as of March 9, 2006 by and among Nextera Enterprises, Inc., W Lab Acquisition Corp. and Joseph J. Millin.
10.17(1)*	Employment Agreement dated as of March 9, 2006 by and among Nextera Enterprises, Inc., W Lab Acquisition Corp. and Scott J. Weiss.
10.18(16)*	Employment Agreement dated as of April 1, 2006 by and between Nextera Enterprises, Inc. and Michael P. Muldowney.
10.19(17)*	Form of Non-Qualified Stock Option Agreement for use with the Amended and Restated 1998 Equity Participation Plan (Independent Director)
10.20(17)*	Form of Non-Qualified Stock Option Agreement for use with the Amended and Restated 1998 Equity Participation Plan (Employee)
10.21(18)	Inventory Sale Agreement dated as of December 1, 2006 by and between Nextera Enterprises, Inc., Woodridge Labs, Inc., J&S Investments, Jocott Enterprises, Inc., Joseph J. Millin and Scott J. Weiss.
10.22(19)*	Offer Letter dated December 14, 2006 from Nextera Enterprises, Inc. to Antonio Rodriquez.
10.23(19)*	Termination and Severance Agreement dated December 29, 2006, by and between Nextera Enterprises, Inc. and Michael Muldowney.
10.24(19)*	Termination and Severance Agreement dated December 29, 2006, by and between Nextera Enterprises, Inc. and Michael Dolan.
10.25(20)	Indemnity Deposit Agreement dated as of March 29, 2007 by and between Nextera Enterprises, Inc., Woodridge Labs, Inc. and Jocott Enterprises, Inc.
10.26(20)

Amendment and Forbearance Agreement dated as of March 29, 2007 by and among Nextera Enterprises, Inc., Woodridge Labs, Inc., the lenders party thereto and NewStar Financial, Inc. (as administrative agent for the lenders).

10.27(21)

Amendment Agreement under the Woodridge Labs Credit Agreement dated as of April 17, 2007 by and among Nextera Enterprises, Inc., Woodridge Labs, Inc., the lenders party thereto and NewStar Financial, Inc. (as administrative agent for the lenders).

10.28(21)	Funding Agreement dated as of April 16, 2007 by and among Nextera Enterprises, Inc., Woodridge Labs, Inc., Mounte LLC and Jocott Enterprises, Inc.
10.29(21)	Mounte LLC Promissory Note
10.30(21)	Jocott Promissory Note
10.31(21)	Mounte LLC Standstill Agreement
10.32(21)	Jocott Promissory Note
10.33(21)	Intercompany Subordination Agreement
21.1(1)	List of Subsidiaries.
23.1(21)	Consent of Independent Registered Public Accounting Firm
31.1(21)	Rule 13a-14(a)/15(d)-14(a) Certification
31.2(21)	Rule 13a-14(a)/15(d)-14(a) Certification
32.1(21)	Section 1350 Certification
32.2(21)	Section 1350 Certification

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

       (8) Filed as an exhibit to Nextera’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

       (9) Filed as an exhibit to Nextera’s Current Report on Form 8-K filed on February 6, 2003 and incorporated herein by reference.

(10) Filed as an exhibit to Nextera’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(11) Filed as an exhibit to Nextera’s Current Report on Form 8-K filed on January 26, 2006, and incorporated herein by reference.

(12) Filed as an exhibit to Nextera’s Current Report on Form 8-K filed on September 26, 2003 and incorporated herein by reference.

(13) Filed as an exhibit to Nextera’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

(14) Filed as an exhibit to Nextera’s Current Report on Form 8-K filed on March 10, 2006, and incorporated herein by reference.

(15) Filed as an exhibit to Nextera’s Registration Statement on Form S-8 (File No. 333-135335) dated June 26, 2006, and incorporated herein by reference.

(16) Filed as an exhibit to Nextera’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference.

(17) Filed as an exhibit to Nextera’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(18) Filed as an exhibit to Nextera’s Current Report on Form 8-K filed on December 5, 2006, and incorporated herein by reference.

(19) Filed as an exhibit to Nextera’s Current Report on Form 8-K filed on January 4, 2007 and incorporated herein by reference.

(20) Filed as an exhibit to Nextera’s Current Report on Form 8-K filed on April 3, 2007 and incorporated herein by reference

(21) Filed herewith.

                 * Indicates a management plan or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTERA ENTERPRISES, INC.
April 17, 2007
	By:	/s/ JOSEPH J. MILLIN
Joseph J. Millin
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOSEPH J. MILLIN	President and Director (Principal Executive	April 17, 2007
Joseph J. Millin	Officer)
/s/ ANTONIO RODRIQUEZ	Chief Financial Officer (Principal Financial	April 17, 2007
Antonio Rodriquez	Officer and Principal Accounting Officer)
/s/ RICHARD V. SANDLER	Chairman of the Board of Directors	April 17, 2007
Richard V. Sandler
/s/ RALPH FINERMAN	Director	April 17, 2007
Ralph Finerman
/s/ STEVEN B. FINK	Director	April 17, 2007
Steven B. Fink
/s/ KEITH D. GRINSTEIN	Director	April 17, 2007
Keith D. Grinstein
/s/ ALAN B. LEVINE	Director	April 17, 2007
Alan B. Levine
/s/ STANLEY E. MARON	Director	April 17, 2007
Stanley E. Maron
/s/ MICHAEL P. MULDOWNEY	Director	April 17, 2007
Michael P. Muldowney
/s/ SCOTT J. WEISS	Director	April 17, 2007
Scott J. Weiss

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2006, 2005 and 2004

	Balance at Beginning of Period	Acquired in Acquisition	Charged to Costs and Expenses	Charged to revenue	Deductions	Balance at end of period
2006
Allowance for doubtful accounts	$—	$25	$—	$—	$—	$25
Allowance for sales deductions (returns, damages and discounts)	—	966	—	5,025	2,224	2,802
Inventory obsolescence	—	396	237		40	593
2005
Allowance for doubtful accounts	$—	—	—	—	—	$—
Allowance for sales deductions (returns, damages and discounts)	—	—	—	—	—	—
Inventory obsolescence	—	—	—	—	—	—
2004
Allowance for doubtful accounts	$—	—	—	—	—	$—
Allowance for sales deductions (returns, damages and discounts)	—	—	—	—	—	—
Inventory obsolescence	—	—	—	—	—	—