Form 10-K/A
period 2006-12-31
NEXTERA ENTERPRISES INC
filed 2007-04-30
CIK 1070534

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to         .

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Nextera Enterprises, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Original Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2007, for the purposes of including the information required by Part III of Form 10-K/A.

Except as set forth herein, no other changes are made to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Terms used but not defined herein have the meanings given to them in the Original Form 10-K.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our Directors

Our directors are elected annually, by a plurality of the votes cast, to serve until the next annual meeting of shareholders and until their respective successors are elected and duly qualified.  There are no familial relationships between any director or officer.  The following table and related narrative set forth certain information concerning the members of our board of directors as of April 13, 2007.

Biographical information for each person nominated as a director is set forth below.

Richard V. Sandler

Mr. Sandler, 58, currently serves as Chairman of the Board of Directors of Nextera, a position he has held since December 2003.  He has been a director of Nextera since February 1997. Previously, Mr. Sandler served as Vice-Chairman of Nextera from February 2003 to December 2003.  Mr. Sandler serves on Nextera’s Compensation Committee. Mr. Sandler also serves as an officer or director of other privately held affiliates of Mounte LLC (successor to Krest LLC, Knowledge Universe, Inc., and Knowledge Universe LLC) and subsidiaries of Nextera. Mounte LLC beneficially owns or controls approximately 65.5% of the voting power of our outstanding Common Stock and Series A Preferred Stock. Mr. Sandler is a senior partner in the law firm of Maron & Sandler, a position he has held since September 1994.

Ralph Finerman

Mr. Finerman, 71, currently serves as a director of Nextera, a position he has held since August 1998. Mr. Finerman also serves as an officer or director of other privately held affiliates of Mounte LLC and subsidiaries of Nextera. Mr. Finerman is a certified public accountant and an attorney and practiced in New York prior to forming RFG Financial Group, Inc. in 1994. Mr. Finerman currently serves as President of RFG Financial Group.

Steven B. Fink

Mr. Fink, 56, currently serves as a director of Nextera, a position he has held since February 1997. Mr. Fink previously served as Chairman of the Board of Directors of Nextera between October 1999 and December 2001. Mr. Fink serves as a manager of Mounte LLC and as an officer or director of other public and privately held affiliates of Mounte LLC. Mr. Fink has served as the Chief Executive Officer of Lawrence Investments, LLC, a private company, since May 2000. Mr. Fink is Chairman of the Board of Directors of LeapFrog Enterprises, Inc. and is on the Board of Directors of Nobel Learning Communities, Inc., C-COR Incorporated and Spring Group, PLC, a business consulting firm.

Keith D. Grinstein

Mr. Grinstein, 46, currently serves as a director of Nextera, a position he has held since January 2000, and serves on Nextera’s Audit and Compensation Committees. Mr. Grinstein was a director of Nextel International, Inc. from January 1996 until October 2002, and served as its President from January 1996 until March 1999 and its Chief Executive Officer from January 1996 until August 1999. From 1993 to 1996, Mr. Grinstein held senior operating positions with AT&T Wireless Services, Inc., formerly McCaw Cellular Communications, Inc. From 1990 to 1992, Mr. Grinstein served as Senior Vice President, General Counsel, and Secretary of LIN Broadcasting Company. Mr. Grinstein is Chairman of the board of directors of Coinstar, Inc. and is also a director of F5 Networks, Inc and Labor Ready Inc.

Alan B. Levine

Mr. Levine, 63, currently serves as a director of Nextera, a position he has held since June 2003, and serves as Chairman of Nextera’s Audit Committee in addition to serving on Nextera’s Compensation Committee. Mr. Levine currently is the Vice-President and Chief Financial Officer of Graduate Management Admission Council. Mr. Levine serves on the board of RBC Bearings, Incorporated, where he is the Chairman of the Audit Committee. Mr. Levine served as a director and Chief Financial Officer of Virtual Access Networks, Inc. from September 2001 to April 2002 and Vice President, Chief Financial Officer, and Treasurer of Marathon Technologies Corporation from October 1998 to September 2001. Mr. Levine was a partner with Ernst & Young LLP from 1986 to September 1998.

Stanley E. Maron

Mr. Maron, 59, currently serves as a director and Secretary of Nextera, positions he has held since February 1997. Mr. Maron serves on Nextera’s Compensation Committee. Mr. Maron is also a director of LeapFrog Enterprises, Inc., Secretary of Mounte LLC, and an officer or director of various public and privately held affiliates of Mounte LLC and subsidiaries of Nextera. Mr. Maron is a senior partner in the law firm of Maron & Sandler, a position he has held since September 1994.

Michael P. Muldowney

Mr. Muldowney, 43, currently serves as a director of Nextera. Mr. Muldowney was elected to the board in May 2005. Mr. Muldowney served as the Chief Financial Officer since January 1999 and as Chief Operating Officer of Nextera since March 2006 until his resignation as Chief Financial Officer on January 31, 2007 and his resignation as Chief Operating Officer on March 31, 2007, respectively. He previously held the positions of President from December 2003 until March 2006, Chief Operating Officer from February 2003 until December 2003, and Vice President, Finance from May 1997 until May 1998. Mr. Muldowney also serves as an officer of certain subsidiaries of Nextera. Mr. Muldowney is a former licensed certified public accountant and was corporate controller as well as a principal of Mercer Management Consulting, Inc. from 1992 to May 1997, and held various other financial management positions with Mercer from 1989 to 1992.

Joseph J. Millin

Mr. Millin, 53, was elected as a director and President of Nextera on March 9, 2006 in connection with the closing of the purchase of the assets of Woodridge Labs, Inc. (the “Transaction”). Mr. Millin also serves as the Chief Executive Officer and President of Woodridge Labs, Inc. (“Woodridge”), a wholly owned subsidiary of Nextera, in accordance with the terms of his employment agreement with us. Since 1996, Mr. Millin has served as the President and director of Jocott Enterprises, Inc., formerly known as Woodridge prior to March 9, 2006.

Scott J. Weiss

Mr. Weiss, 51, was elected as a director of Nextera on March 9, 2006 in connection with the closing of the Transaction.  Mr. Weiss also serves as the Chief Operating Officer of Woodridge, a wholly owned subsidiary of Nextera, in accordance with the terms of his employment agreement with us.  Since 1996, Mr. Weiss has served as the Chief Financial Officer, Secretary, and director of Jocott Enterprises, Inc., formerly known as Woodridge prior to March 9, 2006. Mr. Weiss is a licensed certified public accountant and is the President and director of Weiss Accountancy Corporation.

Our Executive Officers

Biographical information for our executive officers who are not directors is set forth below. There are no family relationships between any director or executive officer and any other director or executive officer. Executive officers serve at the discretion of the Board of Directors. Officers are elected by the Board of Directors annually at its first meeting following the Annual Meeting of Stockholders.

Antonio Rodriquez

Mr. Rodriquez, 41, joined us on January 31, 2007 as our Chief Financial Officer. Prior to joining the Company, Mr. Rodriquez served as the Chief Accounting Officer of Capstone Turbine Corp., a publicly traded leading producer of low-emission microturbine systems, from January 2006 to January 2007. Prior to Capstone Turbine, Mr. Rodriquez served as Vice President of Finance for ValueClick, Inc., a publicly-traded internet media and technology firm, from 2000 until December 2005. Mr. Rodriquez also served as a Senior Manager in the Assurance Practice of the Manufacturing, Retailing, and Distribution line of business at KPMG, LLP. Mr. Rodriquez is a certified public accountant and is a member of the American Institute of Certified Public Accountants.

Michael J. Dolan

Mr. Dolan, 40, joined us in March 2001 as our Corporate Controller. He has also served as our Chief Accounting Officer since February 2003. Mr. Dolan is a certified public accountant and was a senior manager in the Assurance & Advisory Business Services practice of Ernst & Young LLP from 1988 until 2001.  Mr. Dolan resigned as our Corporate Controller and Chief Accounting Officer on March 31, 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership to file with the SEC initial reports of ownership and reports of changes in their beneficial ownership of our common stock.  Such officers, directors, and shareholders are required by SEC Regulations to furnish us with copies of all such reports.  To our knowledge, based solely on a review of copies of reports filed with the SEC during the last fiscal year, all applicable Section 16(a) filing requirements were met, except for the following: one Form 4 filed by Alan Levine related to a stock option grant was filed late.

Code of Conduct and Ethics

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

Audit Committee Matters

Our audit committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee currently consists of Alan Levine and Keith Grinstein.  Mr. Levine serves as the Chairman of the Audit Committee. Each member of our audit committee is independent as defined in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market and Exchange Act Rule 10A-3.  Furthermore, no member of our audit committee participated in the preparation of the financial statements of our Company or any current subsidiary of our Company at any time during the past three years.

The Audit Committee makes recommendations concerning the engagement of our independent registered public accounting firms; reviews the scope of the audit examination, including fees and staffing; reviews the independence of the firm; reviews non-audit services provided by the firm; reviews findings and recommendations of the firm and management’s response; and reviews Nextera’s internal control function. Each member of our audit committee is able to read and understand fundamental financial statements, including an issuer’s balance sheet, income statement, and cash flow statement and at least one member of the committee has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background which results in the individual’s financial sophistication.  In addition, our board of directors has determined that Alan Levine is an “audit committee financial expert” as such term is defined by Item 407(d)(5) of Regulation S-K.  Our audit committee financial expert and the other member of our audit committee are independent, as independence for audit committee members is defined in the Marketplace Rules of the NASDAQ Stock Market.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

The Compensation Committee of the Board of Directors (the “Compensation Committee”) administers the Company’s executive compensation program and establishes the salaries of the Company’s executive officers. The Compensation Committee consists of Mr. Maron and Mr. Sandler, and our two independent Directors, Mr. Grinstein and Mr. Levine.

Compensation Philosophy

The general philosophy of the Compensation Committee is to motivate, measure and reward employees for performance that we believe will result in superior operational results and build long-term value for our shareholders.  The objectives of our compensation and benefit programs are to link the financial interests of Nextera’s executive officers to the interests of its stockholders, to encourage support of Nextera’s long-term goals, to tie executive compensation to Nextera’s performance, to attract and retain talented leadership, and to encourage significant ownership of Nextera’s common stock by executive officers.

Most of our compensation elements simultaneously fulfill one or more of these objectives.  These elements consist of (1) an annual salary, (2) annual performance bonuses, (3) long-term equity incentives, (4) retirement savings opportunity, and (5) health and welfare benefits.  Each component aligns the interests of our executive officers with the interests of our stockholders in different ways, whether through focusing on short-term and long-term performance goals, promoting an ownership mentality towards one’s job, linking individual performance to the Company’s performance, or by ensuring healthy employees.

Setting Executive Compensation

In making decisions affecting the Company’s executive compensation, the Compensation Committee reviews the nature and scope of the executive officer’s responsibilities as well as his or her effectiveness in supporting Nextera’s long-term goals. The Compensation Committee also considers the compensation practices of other organizations that compete with Nextera. Based upon these and other factors which it considers relevant, and in light of Nextera’s overall long-term performance, the Compensation Committee has considered it appropriate, and in the best interest of the stockholders, to set the overall executive compensation at competitive market levels to enable Nextera to continue to attract, retain, and motivate the highest level of executive personnel.

There is no pre-established amount or formula for the allocation between annual compensation and long-term compensation for our executive officers. Rather, the compensation committee relies on each committee member’s knowledge and experience as well as information provided by management to determine the appropriate level and mix of compensation.

Executive Compensation Components

We utilize certain elements of our executive compensation to ensure a proper balance between our short- and long-term success as well as between our financial performance and shareholder return.

The principal components of compensation provided to Nextera’s executive officers are:

•                  Annual salary;

•                  Annual performance bonuses;

•                  Long-term equity incentives;

•                  Retirement savings opportunity; and

•                  Health and welfare benefits.

Elements of Compensation

Base Salary

We provide our executives with a base salary to compensate them for services rendered during the fiscal year and to provide a stable annual salary at a level consistent with individual contributions to the Company. Consistent with its philosophy, the Compensation Committee aims to position base salaries for Nextera’s executive officers annually at levels that are equal to or slightly higher than the comparison group, with consideration of the performance of Nextera, individual performance of each executive, and the executive’s scope of responsibility in relation to other officers and key executives within Nextera. In selected cases, other factors may also be considered.

Annual Incentive Bonuses

Nextera does not have a formal incentive bonus plan. However, Nextera pays cash bonuses to its executive officers at the end of each fiscal year based primarily on Nextera’s performance in relation to predetermined objectives, individual executive performance for the year then ended, and compensation survey information for executives employed within Nextera’s market segment.

An executive’s bonus in any given year varies depending on:

•                  The ability of the executive to meet financial targets;

•                  Key contributions made by the executive during the year; and

•                  Industry practice.

Long-Term Incentives

The Compensation Committee is committed to long-term incentive programs for executives that promote the long-term growth of Nextera. Our long-term incentives consist solely of stock option awards. We believe that stock options are an effective way to reward our employees and to align employee and stockholder long-term interest. Stock options provide a direct link between compensation and stockholder return. The exercise price of stock options granted to executives is equal to the fair market value of Nextera’s Class A Common Stock on the date of the grant. The vesting schedule for options granted under Nextera’s option plans is generally set to emphasize the long-term incentives provided by option grants. A longer vesting schedule is generally selected to encourage executives to consider the long-term welfare of Nextera and to establish a long-term relationship with Nextera. It is also designed to reduce executive turnover and to retain the trained skills of valued employees.

The number of options granted to individual executive officers depends upon the executive’s position at Nextera, his or her performance prior to the option grant and market practices within the Company’s industry. Because the primary purposes of granting options are to provide incentives for future performance and retain highly skilled and valued executives, the Compensation Committee considers the number of shares that are not yet exercisable by an executive under previously granted options when granting additional stock options.

Retirement Savings

The named ececutive officers are eligible for the same benefits that are available to Company employees generally. These include participation in a tax-qualified pension and 401(k) plan and group life, health, dental, vision, and disability insurance plans.

401(K) plan

This Plan is available to the named ececutive officers and other eligible Company employees enabling them to contribute certain percentages of their annual base salary into the plan. Each year, the Company may make Safe Harbor Non-elective matching contributions to the plan.

The Company will match 75% of the first 6% of an employee’s eligible compensation contributed to the Plan, subject to the maximums permissible under the Internal Revenue Code.

Severance Plans

The above-referenced employment agreements contain provisions related to severance payments upon termination of employment.  Each of these agreements is described in detail in the narrative following “Potential Payments upon Termination or Change-in-Control.”  We do not have any formal severance policies or plans.

Health and Welfare Benefits

We offer a variety of health and benefit programs, including medical, dental, vision, life insurance ….

Internal Revenue Code Section 162(m)

The Compensation Committee also considers the potential impact of Section 162(m) of the Internal Revenue Code of 1986, as amended (“Section 162(m)”). Section 162(m) disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for the chief executive officer and the other senior executive officers, other than compensation that is performance-based under a plan that is approved by the shareholders of the corporation and that meets certain other technical requirements. Based on these requirements, the Compensation Committee has determined that Section 162(m) will not prevent Nextera from receiving a tax deduction for any of the compensation paid to executive officers.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for fiscal year 2006:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($) (3)

Joseph J. Millin (1)	2006	$291,429	$—	$—	$5,161	$—	$—	$21,063	$317,653
President (Principal Executive Officer) and Director

Michael P. Muldowney	2006	$310,000	$180,000	$—	$43,739	$—	$—	$169,800	$703,539
Chief Financial Officer and Chief Operating Officer							$—

Michael J. Dolan	2006	$157,500	$70,000	$—	$19,080	$—	$—	$86,250	$332,830
Chief Accounting Officer and Corporate Controller

(1)          Mr. Millin was named President of Nextera Enterprises and an executive officer in March 2006.

(2)          Represents the dollar amount recognized for financial statement reporting purposes with respect to fiscal year 2006 for outstanding stock options in accordance with FAS 123R.  The assumptions made in the valuation are those set forth in the “Stockholders’ Equity” note to our consolidated financial statements.

(3)          All other compensation in 2006 includes contractual severance compensation of $155,000 and $78,750 for Messrs. Muldowney and Dolan, respectively.  All Other Compensation for all named executive officers also includes the value of defined contribution plan contributions and automobile allowances or reimbursements.

Grants of Plan-Based Awards for 2006

The following table sets forth information regarding stock options under plan-based awards granted to each of the named executive officers in 2006:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Stock of Units (#)	Underlying Options (#)	Awards ($/Sh)	and Option Awards (1)
Joseph J. Millin	6/6/2006								10,000	$0.60	$34,000

Richard V. Sandler

Michael P. Muldowney	6/6/2006								150,000	$0.60	$52,500

Michael J. Dolan	6/6/2006								75,000	$0.60	$26,250

*                 if grant date is different from date compensation committee approved — must note.  Item 402(d)(2)(ii)

(1)          Messrs. Muldowney and Dolan entered into termination agreements on December 29, 2006.  Under the terms of the agreement, Mr. Muldowney’s entire 2006 option award did not vest and 50% of Mr. Dolan’s 2006 award vested.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Joseph J. Millin

On March 9, 2006, we entered into an employment agreement with Joseph J. Millin, in connection with his appointment as the President of Nextera and the President and Chief Executive Officer of its wholly owned subsidiary Woodridge.  The agreement provides for a term of four years and automatically renews for additional one-year periods unless either party provides at least 30 days’ notice of its intention not to renew.  If we elect not to renew his employment agreement at the end of the initial four-year term, we must give Mr. Millin at least 180 days’ notice or continue to pay his salary for a period of 180 days from the date of the termination notice. Pursuant to the agreement, Mr. Millin receives an annual base salary of $360,000, an annual discretionary bonus of an amount determined by the Board of Directors in its sole discretion, benefits under our benefit plans and various fringe benefits.  In addition, Nextera agreed to reserve stock options under its stock option plan in an amount equal to five percent (5%) of the total outstanding shares of its Class A Common Stock, which will be granted to Mr. Millin and other employees of Woodridge as determined by the Board of Directors from time to time.  Twenty-five percent (25%) of the options granted to Mr. Millin will vest on each of the first, second, third and fourth anniversaries of the date of the employment agreement.

The severance and change of control agreements described under the heading “Potential Payments Upon Termination or Change of Control” below provide for certain termination benefits in the event that Mr. Millin’s employment is terminated by us without cause or by him with good cause.

Antonio Rodriquez

 In an offer letter (the “Offer Letter”) dated December 14, 2006, Nextera extended to Antonio Rodriquez an offer of employment as Chief Financial Officer of Nextera and Woodridge Labs, Inc., a wholly-owned subsidiary of the Company. On December 21, 2006, Mr. Rodriquez accepted the terms of the Offer Letter and authorized the Company to conduct a background check on him. The Company’s offer was contingent upon the Company’s satisfaction with the results of Mr. Rodriquez’s background check. The contingency was satisfied on January 2, 2007. Mr. Rodriquez joined Nextera and Woodridge Labs on January 31, 2007.

Under the terms of the Offer Letter, Mr. Rodriquez will receive an annual base salary of $200,000 and will be eligible to participate in the Company’s discretionary bonus plan in an amount up to 50% of his annual salary. Mr. Rodriquez will be granted options to purchase 200,000 shares of Nextera’s Class A common stock at fair market value on the date of the grant. The options will vest as follows: 50,000 shares upon issuance and 50,000 shares on each anniversary of Mr. Rodriquez’s effective date of hire over a three year period.

Mr. Rodriquez will also be entitled to participate in the Company’s full package of benefits, including retirement contributions. Mr. Rodriquez’s employee status with the Company will be that of an “at-will” employee.  The severance and change of control agreements described under the heading “Potential Payments Upon Termination or Change of Control” below provide for certain termination benefits in the event that Mr. Rodriquez’s employment is terminated by us without cause or by him with good cause.

Richard V. Sandler

Effective February 1, 2003, Richard V. Sandler began serving as Vice Chairman of the Board of Directors on a month to month basis. Pursuant to the terms of his letter of acceptance, dated February 1, 2003, Mr. Sandler was paid $20,000 per month for such services.  On January 25, 2006, Nextera and Mr. Sandler agreed to reduce the compensation paid to Mr. Sandler for his services as Chairman of the Board of Directors from $20,000 per month to $6,667 per month, effective as of January 1, 2006.  Maron & Sandler does not charge Nextera for the time that Mr. Sandler spends on Nextera matters.

Michael P. Muldowney

On April 1, 2006, Nextera entered into an employment agreement with Michael P. Muldowney, Nextera’s Chief Operating Officer and Chief Financial Officer. The agreement provided for a term of one year and automatically renewed for additional one-year periods unless either party provides at least 30 days notice of its intention not to renew. Pursuant to the agreement, Mr. Muldowney received an annual base salary of $310,000 and an annual discretionary bonus in an amount determined by the Board of Directors, as well as benefits under our benefit plans.

On December 29, 2006, the Company entered into a Termination and Severance Agreement (the “Muldowney Termination Agreement”) with Michael Muldowney, the Company’s Chief Operating Officer, Chief Financial Officer and principal financial officer, pursuant to which Mr. Muldowney resigned from the Company effective March 31, 2007. Pursuant to the Muldowney Termination Agreement, Mr. Muldowney received full salary and benefits until March 31, 2007. Mr. Muldowney also received a bonus for 2006 in the amount of $85,000 and a “stay bonus” of $30,000.

Michael J. Dolan

On February 12, 2001, we entered into an oral agreement with Michael Dolan regarding his employment as our Corporate Controller, which was memorialized in a letter and later formalized in an agreement effective January 1, 2004.  Under this written agreement, Mr. Dolan received a base salary of $157,500 per year, paid semi-monthly, plus a bonus, with an annual salary review. Mr. Dolan also received benefits under our benefit plans.

Outstanding Equity Awards at Fiscal Year-End December 31, 2006

	Option Awards					Stock Awards
NAME	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($) (1)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Joseph J. Millin	—	100,000	—	$0.60	06/06/2016	—	$—	—	$—
Michael P. Muldowney	250,000	—	—	$0.38	12/8/2013	—	—	—	—
	125,000	25,000	—	$0.39	12/23/2014	—	—	—	—
	150,000	—	—	$0.44	2/3/2013	—	—	—	—
	150,000	—	—	$0.58	4/15/2012	—	—	—	—
	—	150,000	—	$0.60	6/6/2016	—	—	—	—
	60,000	—	—	$1.53	12/27/2011	—	—	—	—
	100,000	—	—	$1.63	10/27/2010	—	—	—	—
	100,000	—	—	$9.13	2/24/2010	—	—	—	—
	—	—	—	—	—
Michael J. Dolan	50,000	—	—	$0.38	12/08/2013	—	—	—	—
	62,500	12,500	—	$0.39	12/23/2014	—	—	—	—
	—	75,000	—	$0.60	6/6/2016	—	—	—	—
	32,000	8,000	—	$0.62	4/23/2012	—	—	—	—
	25,000	—	—	$1.25	3/5/2011	—	—	—	—

(1)          Option exercise price represents the closing market price of the Company stock on Date of Grant.

Option Exercises and Stock Vested for 2006

The following table sets forth information regarding stock options exercised by our Named executive officers during 2006:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Joseph J. Millin	—	$—	—	$—
Richard V. Sandler	—	—	—	—
Michael P. Muldowney	—	—	—	—
Michael Dolan	—	—	—	—

Pension Benefits

None of our named executive officers participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by us.  We do not provide pension arrangements or post-retirement health coverage for our executive employees.  Our executive officers are eligible to participate in our 401(k) defined contribution plan.

Nonqualified Deferred Compensation

None of our named executive officers participates in or has account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.

Potential Payments under Termination or Change-in-Control

The Company provides payments and benefits, or accelerates the vesting of certain benefits, under several plans or agreements for key executives, including the named ecexutive officers, in the event of:

•                  Termination of employment, other than termination for “Cause” or voluntary termination without “Good Reason” (as defined in such plans or agreements);

•                  Termination following a “change in control”; or

•                  The occurrence of a “change in control”.

The terms and conditions for these payments and benefits, as well as certain definitions, vary under each plan or agreement. These plans and agreements are:

•                  Retention Agreements;

•                  Hire Agreements with Individual Officers;

•                  Stock Option Grant Agreements.

Individual Hire Agreements

Joseph Millin

Mr. Millin also signed a separate agreement subjecting him to certain non-competition, non-disclosure and non-solicitation covenants. Mr. Millin’s employment agreement provides that if his employment is terminated by us without cause or by him with good reason (as defined in the employment agreement), or if we fail to renew his employment agreement, then Mr. Millin will be entitled to: (1) his base salary for a period of one year, (2) a bonus in an amount based upon the bonus amount, if any, that would have been paid to Mr. Millin for the year in which the termination occurs, pro-rated for the length of his service during the year in which his termination occurs, (3) continuation of customary benefits for one year and (4) immediate vesting of either 50% of all unvested options granted to Mr. Millin for Nextera’s Class A Common Stock or the options granted to Mr. Millin for Nextera’s Class A Common Stock which would have vested in the twelve (12) month period immediately following the date of termination, whichever is greater.

Michael Muldowney

Mr. Muldowney’s employment agreement provides that if his employment is terminated by Nextera without cause or by him with good cause (as defined in the employment agreement), or if Nextera fails to renew his employment agreement, then Mr. Muldowney will be entitled to: (1) his base salary for a period of six months, (2) a bonus equal to 50% of the bonus amount, if any, paid to him during the year preceding the year of his termination, pro-rated for the length of his service during the year in which his termination occurs, (3) continuation of customary health benefits for one year, (4) immediate vesting of all unvested options granted to Mr. Muldowney prior to April 1, 2006 for Nextera’s Class A Common Stock and the immediate vesting of all unvested options granted to Mr. Muldowney  on or after April 1, 2006 provided that such termination is not a result of Mr. Muldowney’s termination for result of Executive electing not to move to California, after being requested to do so by the Company, then none of said options that are not then vested shall vest other than as provided in the applicable Option Agreement, (5) release from his non-competition and non-solicitation covenants.

On December 29, 2006, the Company entered into a Termination and Severance Agreement (the “Muldowney Termination Agreement”) with Michael Muldowney, the Company’s Chief Operating Officer, Chief Financial Officer and principal financial officer, pursuant to which Mr. Muldowney resigned from the Company effective March 31, 2007. Pursuant to the Muldowney Termination Agreement, Mr. Muldowney received full salary and benefits until March 31, 2007. Mr. Muldowney also received a bonus for 2006 in the amount of $85,000 and a “stay bonus” of $30,000.

Any options exercisable for Class A common stock granted to Mr. Muldowney prior to April 1, 2006 which are not vested at the time of his resignation shall vest to the full extent of such remaining unvested options. Mr. Muldowney forfeited any unvested options exercisable for Class A common stock that were granted to Mr. Muldowney on or after April 1, 2006. Mr. Muldowney also received a continuation of all benefits to the extent authorized by and consistent with COBRA for six months from the date of his resignation. Mr. Muldowney received a severance payment in the amount of $155,000.

At the Company’s request, Mr. Muldowney will use his best efforts to make himself available to consult on various financial and accounting matters for four months from the date of his resignation. Mr. Muldowney will be paid $10,000 per month for said consulting services. The Company, in its sole discretion, may extend the term of the consulting arrangement on a month to month basis.

Michael Dolan

Mr. Dolan’s employment agreement provides that if his employment is terminated by Nextera without cause or by him with good cause (as defined in the employment agreement), or if Nextera fails to renew his employment agreement, then Mr. Dolan will be entitled to:  (1) his base salary for a period of six months, (2) a bonus equal to 25% of his base salary earned in the calendar year of the termination, (3) continuation of customary health benefits for six months, (4) immediate vesting of 50% of all unvested options granted to Mr. Dolan for Nextera’s Class A Common Stock and (5) release from his non-competition and non-solicitation covenants.

On December 29, 2006, the Company entered into a Termination and Severance Agreement (the “Dolan Termination Agreement”) with Michael Dolan, the Company’s Chief Accounting Officer and Corporate Controller, pursuant to which Mr. Dolan resigned from the Company effective March 31, 2007. Pursuant to the Dolan Termination Agreement, Mr. Dolan received full salary and benefits until March 31, 2007. Mr. Dolan also received a bonus for 2006 in the amount of $40,000 and a “stay bonus” of $15,000.

Any options exercisable for Class A common stock granted to Mr. Dolan which are not vested at the time of his resignation shall vest to the extent of fifty percent (50%) of such remaining unvested portion. Mr. Dolan will also receive a continuation of 401(k) and FICA benefits for an additional six month period following his resignation date. Mr. Dolan agreed to waive any health or COBRA benefits after his resignation date, provided that Mr. Dolan is able to secure other health benefits. Mr. Dolan received a severance payment in the amount of $78,750.

At the Company’s request, Mr. Dolan will use his best efforts to make himself available to consult on various financial and accounting matters for four months from the date of his resignation. Mr. Dolan will be paid $5,000 per month for said consulting services. The Company, in its sole discretion, may extend the term of the consulting arrangement on a month to month basis.

Compensation of Directors

The table below summarizes the compensation paid by Nextera to non-named executive officer directors during the fiscal year ended December 31, 2006.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($) (1)	($)	($)	($) (2)	($)
Finerman	19,000	—	$18,822	—	—	—	$37,822
Fink	6,500	—	18,822	—	—	—	25,322
Grinstein	36,000	—	21,872	—	—	—	57,872
Levine	36,500	—	10,982	—	—	—	47,482
Maron	20,500	—	18,822	—	—	—	39,322
Weiss	—	—	2,581	—	—	—	2,581

(1)          This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2006 fiscal year for the fair value of stock options granted to each of the non-employee directors, in 2006 as well as prior fiscal years, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions used in the calculation of these amounts, refer to note 6 to the financial statements included in the company’s annual report on Form 10-K for the year ended December 31, 2006, as filed with the SEC. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by the non-employee directors.

(2)          Unless otherwise indicated, the aggregate amount of perquisites and other personal benefits, securities or property provided to each non-employee director, valued on the basis of aggregate incremental cost to the Company, was less than $10,000.

During 2006, independent directors (Messrs. Grinstein and Levine) were eligible to receive a quarterly cash retainer fee of $7,500 (prior to April 1, 2006 the quarterly cash retainer for independent directors was $5,000), with each quarterly payment being conditioned on participation in at least 75% of the director’s Board and Committee activities and duties during that calendar quarter.  During 2006, Messrs. Finerman, Fink, and Maron were eligible to received a quarterly cash retainer fee of $4,500 (prior to April 1, 2006 the quarterly cash retainer for independent directors was $2,000), with each quarterly payment being conditioned on participation in at least 75% of the director’s Board and Committee activities and duties during that calendar quarter.  Additionally, except for Messrs. Millin, Muldowney, Sandler, and Weiss, each director is paid an in-person meeting fee of $1,000 and a telephonic meeting fee of $500 for each meeting attended, with the exception of Audit Committee meetings.  Members of the Audit Committee are paid a meeting fee of $1,000.  Mr. Sandler received a fee of $6,667 per month for his services as Chairman. Directors are reimbursed for all expenses incurred in connection with attendance at Board and committee meetings.

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed with our management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K promulgated by the SEC. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 on Form 10-K/A.

Respectfully Submitted by the Compensation Committee

Keith D. Grinstein

Alan B. Levine

Stanley E. Maron

Richard V. Sandler

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee for the 2006 fiscal year were Keith D. Grinstein, Alan B. Levine,
Stanley E. Maron, and Richard V. Sandler.   Mr. Sandler serves as the Chairman of the Board of Directors and Mr. Maron
serves as our Secretary. Mr. Maron and Mr. Sandler are senior partners in the law firm of Maron & Sandler. The law firm of Maron & Sandler has provided legal services to us since February 1997. In 2006, Maron & Sandler billed us approximately $44,000 for legal services rendered. During the three years ended December 31, 2006, Maron & Sandler has not charged the Company for the time that Mr. Sandler spends on Nextera matters.  Neither Mr. Grinstein nor Mr. Levine has at any time been an officer or employee of Nextera or any of its subsidiaries.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

Equity Compensation Plan Information

The following table sets forth information with respect to our equity compensation plans in effect during the year ended December 31, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,152,267	$1.70	5,714,535

Equity compensation plans not approved by security holders	400,000	0.44	—

Total	6,552,267	$1.62	5,714,535

The following table sets forth the beneficial ownership of Nextera’s Class A Common Stock, Class B Common Stock and Series A Preferred Stock as of March 15, 2007, by (i) all those known by us to be beneficial owners of more than 5% of Nextera’s Common Stock; (ii) each of Nextera’s directors; (iii) Nextera’s President and our other two most highly paid executive officers; and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power. Unless otherwise indicated, the address of the persons named below is care of Nextera Enterprises, Inc., 14320 Arminta Street, Panorama City, California 91402.

	Beneficial Ownership of Class A Common Stock (1)(2)			Beneficial Ownership of Class B Common Stock(1)(2)		Beneficial Ownership of Series A Preferred Stock(1)(2)
Name of Beneficial Owner	Shares Beneficially Owned		Percent of Class	Shares Beneficially Owned	Percent of Class	Shares Beneficially Owned	Percent of Class
Joseph J. Millin	8,467,410	(5)	22.05	—	—	—	—
Richard V. Sandler	580,972	(7)	1.49	—	—	—	—
Michael J. Dolan	191,178	(8)	*	—	—	—	—
Steven B. Fink	8,990,000	(9)	23.25	3,844,200	100.00	53,328	100.00
Ralph Finerman	215,000	(7)	*	—	—	—	—
Keith D. Grinstein	265,000	(7)	*	—	—	—	—
Alan B. Levine	75,000	(7)	*	—	—	—	—
Stanley E. Maron	235,000	(7)	*	—	—	—	—
Michael P. Muldowney	1,000,133	(10)	2.75	—	—	—	—
Scott J. Weiss	8,479,910	(6)	22.02	—	—	—	—
David Michael Schneider Trust	2,762,267	(7)	6.70	—	—	—	—
Mounte LLC	8,810,000	(11)	22.89	3,844,200	100.00	53,328	100.00
Lawrence J. Ellison	8,810,000	(11)	22.89	3,844,200	100.00	53,328	100.00
Michael R. Milken	8,810,000	(11)	22.89	3,844,200	100.00	53,328	100.00
Lowell J. Milken	8,810,000	(11)	22.89	3,844,200	100.00	53,328	100.00
Jocott Enterprises, Inc.	8,467,410	(4)	22.02	—	—	—	—
All directors and executive officers as a group (10 persons)	20,141,916	(12)	48.89	3,844,200	100.00	53,328	100.00

	Beneficial Ownership of Class A and B Common Stock and Series A Preferred Stock(1)(2)
Name of Beneficial Owner	Percent of Combined Voting Power (3)	Percent of Common and Preferred Stock Outstanding
Joseph J. Millin	10.03	20.03
Richard V. Sandler	*	*
Michael J. Dolan	*	*
Steven B. Fink	65.15	30.40
Ralph Finerman	*	*
Keith D. Grinstein	*	*
Alan B. Levine	*	*
Stanley E. Maron	*	*
Michael P. Muldowney	1.27	2.56
Scott J. Weiss	10.01	20.00
David Michael Schneider Trust	3.16	6.52
Mounte LLC.	64.94	29.98
Lawrence J. Ellison	64.94	29.98
Michael R. Milken	64.94	29.98
Lowell J. Milken	64.94	29.98
Jocott Enterprises, Inc.	10.00	19.97
All directors and executive officers as a group (10 persons)	75.90	56.71

*            Indicates beneficial ownership of less than 1.0% of the outstanding Class A or Class B Common Stock or Series A Preferred Stock, as applicable.

(1)          Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of March 15, 2007 are deemed outstanding and to be beneficially owned by the person holding such options for purposes of computing such person’s percentage ownership, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except for shares held jointly with a person’s spouse or subject to applicable community property laws, or as indicated in the footnotes to this table, each stockholder identified in the table possesses the sole voting and disposition power with respect to all shares of Common Stock shown as beneficially owned by such stockholder.

(2)          Based on approximately 38,492,851 shares of Class A Common Stock, 3,844,200 shares of Class B Common Stock and 53,328 shares of Series A Preferred Stock outstanding as of March 15, 2007.

(3)          Holders of Nextera’s Class B Common Stock are entitled to 10 votes per share. Holders of Nextera’s Series A Preferred Stock are entitled to 145 votes per share, which equals the number of whole shares of Class A Common Stock into which one share of Series A Preferred Stock is convertible.

(4)          At the closing of the acquisition of the Woodridge business, 8,467,410 shares of Class A Common Stock were issued to Jocott Enterprises, Inc.  Messrs. Millin and Weiss are each directors of Jocott Enterprises, Inc. and a trustee and beneficiary (together with their respective spouses) of living trusts that own all of the shares of Jocott Enterprises, Inc. Messrs. Millin and Weiss have disclaimed all beneficial ownership of the shares held by Jocott Enterprises, Inc., except to the extent of their respective pecuniary interests therein.

(5)          At the closing of the Acquisition of the Woodridge, 8,467,410 shares of Class A Common Stock were issued to Jocott Enterprises, Inc.  Messrs. Millin and Weiss are each directors of Jocott Enterprises, Inc. and a trustee and beneficiary (together with their respective spouses) of living trusts that own all of the shares of Jocott Enterprises, Inc. Messrs. Millin and Weiss have disclaimed all beneficial ownership of the shares held by Jocott Enterprises, Inc., except to the extent of their respective pecuniary interests therein. Includes 25,000 shares issuable with respect to options exercisable within 60 days of March 15, 2007.

(6)          At the closing of the Acquisition of the Woodridge, 8,467,410 shares of Class A Common Stock were issued to Jocott Enterprises, Inc.  Messrs. Millin and Weiss are each directors of Jocott Enterprises, Inc. and a trustee and beneficiary (together with their respective spouses) of living trusts that own all of the shares of Jocott Enterprises, Inc. Messrs. Millin and Weiss have disclaimed all beneficial ownership of the shares held by Jocott Enterprises, Inc., except to the extent of their respective pecuniary interests therein. Includes 12,500 shares issuable with respect to options exercisable within 60 days of March 15, 2007.

(7)          Represents shares issuable with respect to options exercisable within 60 days of March 15, 2007.

(8)          Includes 180,278 shares issuable with respect to options exercisable within 60 days of March 15, 2007.

(9)          Steven B. Fink, in his capacity as a manager of Mounte LLC, may be deemed to have the power to direct the voting and disposition of, and to share beneficial ownership of, any shares of Common Stock and Series A Preferred Stock owned by Mounte LLC.  Includes 8,810,000 of Class A Common Stock, 3,844,200 shares of Class B Common Stock, and 53,328 shares of Series A Preferred Stock held by Mounte LLC of which Mr. Fink has disclaimed all beneficial ownership except to the extent of his pecuniary interest therein.  Also includes 180,000 shares issuable with respect to options exercisable within 60 days of March 15, 2007.

(10)    Includes 855,833 shares issuable with respect to options exercisable within 60 days of March 15, 2007 and 79,000 shares held by the Muldowney Children Irrevocable Trust. Mr. Muldowney has disclaimed all beneficial ownership of the shares held by the Muldowney Children Irrevocable Trust.

(11)    Lawrence J. Ellison, Michael R. Milken, and Lowell J. Milken may each be deemed to have the power to direct the voting and disposition of, and to share beneficial ownership of, any shares of Common Stock and Series A Preferred Stock owned by Mounte LLC.  Lawrence J. Ellison, Michael R. Milken, and Lowell J. Milken may be deemed to be a group within the meaning of Rule 13d-5 under the Exchange Act. Lawrence J. Ellison is Chairman and Chief Executive Officer of Oracle Corporation. Michael R. Milken is a manager and member of Mounte LLC.

(12)    Includes 2,709,306 shares issuable with respect to options exercisable within 60 days of March 15, 2007 and 79,000 shares held by the Muldowney Children Irrevocable Trust of which Mr. Muldowney has disclaimed all beneficial ownership.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The Company has a Related Party Transaction Policies and Procedures (the “Policy”). The Policy requires the Audit Committee to review, assess and report on the material facts of “interested transactions” with “related parties” to the Board for Board pre-approval or ratification unless a transaction has been pre-approved or previously approved by the Board, as determined by the Audit Committee. Pursuant to the Policy, no director who is a related party may participate in any discussion or approval of an interested transaction, except that such director shall supply any material information concerning the transaction to the Audit Committee and the Board, as needed.

Under the Policy, in reaching its determination of whether to obtain Board pre-approval or ratification of the interested transaction, the Audit Committee is to consider, among other factors, whether the terms of the transaction are no less favorable than terms generally available to unaffiliated third parties under the same or similar circumstances, as well as the extent of the related person’s interest in the transaction.   The Policy is evidenced by the minutes to the meetings of the Board and Audit Committee.

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

$2.0 million of the cash portion of the purchase price was held in escrow until March 2007 at which time $0.5 million was withdrawn from the escrow account and distributed to Nextera by Jocott as a deposit under an Indemnity Deposit Agreement entered into between Nextera, Woodridge, and Jocott on March 29, 2007. An additional $1.5 million was withdrawn from the escrow account in April 2007 and these funds were also distributed to Nextera by Jocott as a deposit under a separately executed Funding Agreement entered into between Nextera, Mount LLC and Jocott on April 16, 2007. Under the terms of the Funding Agreement, Nextera and Woodridge will keep the irrevocable deposit in full satisfaction of certain claims for indemnification that Nextera or Woodridge may have against the sellers under the Purchase Agreement. The payment of any remaining indemnification obligations of Jocott is also secured through September 2007 by a pledge of the unregistered restricted shares of Nextera’s Class A Common Stock issued to Woodridge in connection with the Purchase Agreement.

As a condition to the closing of the Transaction, Nextera was required to increase the size of the Board of Directors to nine members, and, effective as of the closing, Messrs. Millin and Weiss were elected to fill the resultant vacancies on the Board of Directors.  Messrs. Millin and Weiss also entered into employment agreements with Nextera and Woodridge.  All of the shares of Seller are owned by two living trusts; Mr. Millin serves as a trustee and is a beneficiary of one of the living trusts and Mr. Weiss serves as a trustee and beneficiary of the other living trust.

Under the Purchase Agreement, Seller is granted “piggyback” registration rights with respect to the Sale Shares.  In addition, each of Seller, the shareholders of Seller, and Messrs. Millin and Weiss agreed not to compete with the personal care, healthcare, and beauty product business of Woodridge for a period of five years from and after the closing or, with respect to Messrs. Millin and Weiss, the date of termination of their employment (reduced to two years for Mr. Millin and Mr. Weiss if their employment contracts are not renewed by Woodridge or Nextera, if they are terminated without cause, or if they terminate their employment for good reason).

Indemnity Deposit Agreement and Funding Agreement

On March 29, 2007, Nextera, Woodridge and Jocott entered into an Indemnity Deposit Agreement. Under the terms of the Indemnity Deposit Agreement $0.5 million was withdrawn from the escrow account that was established in connection with the acquisition of the Woodridge business and such funds were paid to Nextera by Jocott as a deposit to be held by  Nextera and Woodridge pending any final determination that Jocott is obligated under the Asset Purchase Agreement entered into in connection with the acquisition of the Woodridge business to indemnify Woodridge or Nextera for damages in connection with the March 2007 product recall of certain DermaFreeze365™ products sold by Woodridge.  Messrs. Millin and Weiss are each directors of Jocott Enterprises, Inc.

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

Debentures and Series A Cumulative Convertible Preferred Stock

On December 14, 2000, Nextera entered into a Note Conversion Agreement with Mounte LLC whereby Mounte LLC converted certain debentures into shares of Series A Preferred Stock. Mounte LLC is the majority stockholder of Nextera. The Series A Preferred Stock currently bears dividends at a 7% rate.  Such dividends are payable quarterly in arrears in cash or, at the option of Nextera, in additional nonassessable shares of Series A Preferred Stock.

The Series A Preferred Stock carries a liquidation preference equal to $100 per share and is convertible into Class A Common Stock at the option of the holder.  The Series A Preferred Stock is convertible at a price equal to $0.6875 per share.  Each holder of Series A Preferred Stock is entitled to vote on matters presented to stockholders on an as converted basis.  Holders of our Series A Preferred Stock are entitled to 154 votes per share (which equals the number of whole shares of Class A Common Stock into which one share of Series A Preferred Stock is convertible) on all matters to be voted upon for each share of Series A Preferred Stock held.

Beginning on December 14, 2004, in the event that the average closing price of Nextera’s Class A Common Stock for the 30 days prior to the redemption is at least $1.0313, the Series A Preferred Stock may be redeemed at the option of Nextera at a price equal to $106 per share plus accrued unpaid dividends through December 14, 2005.  Each year thereafter, the redemption price will decrease $1 per share until December 14, 2010, at which point the redemption price will be fixed at $100 per share plus accrued unpaid dividends.

Steven B. Fink, a director of Nextera, is a manager of Mounte LLC.

Legal Services

The law firm of Maron & Sandler has provided legal services to us since February 1997. Messrs. Maron and Sandler, two members of our Compensation Committee, are partners of Maron & Sandler. In 2005, Maron & Sandler billed us approximately $44,000 for legal services rendered. Mr. Sandler also serves as our Chairman and Mr. Maron serves as our Secretary. Since Mr. Sandler became Vice-Chairman and subsequently Chairman of Nextera, no legal fees relating to Mr. Sandler’s services to Nextera have been billed to us.

Inventory Purchase

During 2006, a party related to Jocott acquired approximately $0.3 million of slow-moving inventory at book value from the Company.

Director Independence

The Board has determined that Alan Levine and Keith Grinstein are independent directors as defined in Rule 4200 of the NASDAQ Marketplace Rules.

Item 14.  Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table summarizes the aggregate fees billed to Nextera by its independent registered public accounting firm, Ernst & Young, LLP, for the years ended December 31, 2006 and 2005:

	2006	2005

Audit Fees (1)	$183,200	$90,500
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	1,265
All Other Fees (4)	1,500	1,500
Total	$184,700	$93,265

(1)          Audit fees consist of fees billed for professional services rendered for the audit of Nextera’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports, and other services associated with regulatory filings.

(2)          Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Nextera’s consolidated financial statements and are not reported under “Audit Fees.”

(3)          Tax fees consist of fees billed for professional services rendered for tax compliance, tax consultations, and tax merger and acquisition due diligence.

(4)          All other fees consist of fees for products and services other than the services reported above.  For the years ended December 31, 2006 and 2005, this category included a subscription fee for technical research material.

Pre-Approval Policies and Procedures

The Audit Committee’s policy is to pre-approve all audit and non-audit services by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category or services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to Mr. Levine, the Chairman of the Audit Committee, for services required on an expedited basis. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services proved by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. All of the audit, audit-related, tax and other services provided by Ernst & Young LLP in fiscal year 2006 and related fees were approved in accordance with the Audit Committee’s policy.

PART IV

ITEM 15.             Exhibits and Financial Statement Schedules

(b) Exhibits:

The following exhibits are incorporated herein by reference or are filed with this report as indicated below.

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

4.3(4)		Note Conversion Agreement dated as of December 14, 2000 by and between Knowledge Universe, Inc. and Nextera Enterprises, Inc.
4.4(5)		Letter Agreement dated June 29, 2001 between Knowledge Universe, Inc. and Nextera Enterprises, Inc.
4.5(6)		Letter Agreement dated March 29, 2002 between Knowledge Universe, Inc. and Nextera Enterprises, Inc.
4.6(6)		Letter Agreement dated June 14, 2002 between Knowledge Universe, Inc. and Nextera Enterprises, Inc.
10.1(15)	*	Amended and Restated 1998 Equity Participation Plan dated as of June 6, 2006.
10.2(7)	*	Nextera/Lexecon Limited Purpose Stock Option Plan.
10.3(8)	*	Employment Agreement dated October 25, 2000 between Nextera Enterprises, Inc. and David Schneider.
10.4(9)	*	Letter dated January 9, 2003 between David Schneider and Nextera Enterprises, Inc.
10.5(10)	*	Letter dated as of February 1, 2003 between Richard V. Sandler and Nextera Enterprises, Inc.
10.6(11)	*	Letter dated as of January 25, 2006 between Richard V. Sandler and Nextera Enterprises, Inc.
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

10.15(1)		Stock Pledge and Security Agreement dated as of March 9, 2006 by and among Nextera Enterprises, Inc., W Lab Acquisition Corp. and Woodridge Labs, Inc.
10.16(1)	*	Employment Agreement dated as of March 9, 2006 by and among Nextera Enterprises, Inc., W Lab Acquisition Corp. and Joseph J. Millin.
10.17(1)	*	Employment Agreement dated as of March 9, 2006 by and among Nextera Enterprises, Inc., W Lab Acquisition Corp. and Scott J. Weiss.
10.18(16)	*	Employment Agreement dated as of April 1, 2006 by and between Nextera Enterprises, Inc. and Michael P. Muldowney.

Exhibit No.		Description
10.19(17)	*	Form of Non-Qualified Stock Option Agreement for use with the Amended and Restated 1998 Equity Participation Plan (Independent Director)
10.20(17)	*	Form of Non-Qualified Stock Option Agreement for use with the Amended and Restated 1998 Equity Participation Plan (Employee)
10.21(18)		Inventory Sale Agreement dated as of December 1, 2006 by and between Nextera Enterprises, Inc., Woodridge Labs, Inc., J&S Investments, Jocott Enterprises, Inc., Joseph J. Millin and Scott J. Weiss.
10.22(19)	*	Offer Letter dated December 14, 2006 from Nextera Enterprises, Inc. to Antonio Rodriquez.
10.23(19)	*	Termination and Severance Agreement dated December 29, 2006, by and between Nextera Enterprises, Inc. and Michael Muldowney.
10.24(19)	*	Termination and Severance Agreement dated December 29, 2006, by and between Nextera Enterprises, Inc. and Michael Dolan.
10.25(20)		Indemnity Deposit Agreement dated as of March 29, 2007 by and between Nextera Enterprises, Inc., Woodridge Labs, Inc. and Jocott Enterprises, Inc.
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

10.28(21)		Funding Agreement dated as of April 16, 2007 by and among Nextera Enterprises, Inc., Woodridge Labs, Inc., Mounte LLC and Jocott Enterprises, Inc.
10.29(21)		Mounte LLC Promissory Note
10.30(21)		Jocott Promissory Note
10.31(21)		Mounte LLC Standstill Agreement
10.32(21)		Jocott Promissory Note
10.33(21)		Intercompany Subordination Agreement
21.1(1)		List of Subsidiaries.
23.1(21)		Consent of Independent Registered Public Accounting Firm
31.1(22)		Rule 13a-14(a)/15(d)-14(a) Certification
31.2(22)		Rule 13a-14(a)/15(d)-14(a) Certification
32.1(22)		Section 1350 Certification
32.2(22)		Section 1350 Certification

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

(20)        Filed as an exhibit to Nextera’s Current Report on Form 8-K filed on April 3, 2007 and incorporated herein by reference

(21)        Filed as an exhibit to Nextera’s Annual Report on Form 10-K filed on April 17, 2007 and incorporated herein by reference.

(22)        Filed herewith.

*                 Indicates a management plan or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nextera Enterprises, Inc.
April 30, 2007

	By:	/s/ Joseph J. Millin
Joseph J. Millin
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature		Title	Date

/s/	Joseph J. Millin	President and Director (Principal Executive	April 30, 2007
	Joseph J. Millin	Officer)

/s/	Antonio Rodriquez	Chief Financial Officer (Principal Financial	April 30, 2007
	Antonio Rodriquez	Officer and Principal Accounting Officer)

/s/	Richard V. Sandler	Chairman of the Board of Directors	April 30, 2007
Richard V. Sandler

/s/	Ralph Finerman	Director	April 30, 2007
Ralph Finerman

/s/	Steven B. Fink	Director	April 30, 2007
Steven B. Fink

/s/	Keith D. Grinstein	Director	April 30, 2007
Keith D. Grinstein

/s/	Alan B. Levine	Director	April 30, 2007
Alan B. Levine

/s/	Stanley E. Maron	Director	April 30, 2007
Stanley E. Maron

/s/	Michael P. Muldowney	Director	April 30, 2007
Michael P. Muldowney

/s/	Scott J. Weiss	Director	April 30, 2007
Scott J. Weiss