Form 10-Q
period 2007-03-31
NEXTERA ENTERPRISES INC
filed 2007-05-15
CIK 1070534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 000-25995

NEXTERA ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4700410
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

14320 Arminta Street, Panorama City, California, 91402

(Address of principal executive office, including zip code)

(818) 902-5537

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

YES ☐ NO ☒

As of May 11, 2007, 38,492,851 shares of registrant’s Class A Common Stock, $0.001 par value, were outstanding and 3,844,200 shares of registrant’s Class B Common Stock, $0.001 par value, were outstanding.

NEXTERA ENTERPRISES, INC.
Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2007

PART I      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

Nextera Enterprises, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$434	$597
Accounts receivable, net of allowances for customer deductions and doubtful accounts of $2,500 at March 31, 2007 and $2,800 at December 31, 2006	—	—
Inventories	2,186	2,595
Due from supplier	24	127
Prepaid expenses and other current assets	1,869	260
Total current assets	4,513	3,579

Property and equipment, net	277	284
Goodwill	8,969	10,969
Intangible assets, net	12,814	12,827
Other assets	382	484
Total assets	$26,955	$28,143

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$4,324	$4,364
Current portion of long-term debt	250	—
Total current liabilities	4,574	4,364

Long-term debt	11,468	11,718

Deferred taxes	296	236
Other long-term liabilities	1,334	1,334
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 600,000 authorized shares designated Series A, 53,505 and 52,429 Series A issued and outstanding at March 31, 2007 and December 31, 2006, respectively	5,351	5,243
Class A Common Stock, $0.001 par value, 95,000,000 shares authorized, 38,492,851 shares issued and outstanding at March 31, 2007 and December 31, 2006	38	38
Class B Common Stock, $0.001 par value, 4,300,000 shares authorized, 3,844,200 shares issued and outstanding at March 31, 2007 and December 31, 2006	4	4
Additional paid-in capital	165,183	165,218
Accumulated deficit	(161,293)	(160,012)
Total stockholders’ equity	9,559	10,491
Total liabilities and stockholders’ equity	$26,955	$28,143

See Notes to Condensed Consolidated Financial Statements

Nextera Enterprises, Inc.

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006

Net sales	$2,434	$1,096
Cost of sales	1,125	540
Gross profit	1,309	556

Selling, general and administrative expenses	1,997	1,212
Amortization of intangible assets	257	31
Operating loss	(945)	(687)

Interest income	6	125
Interest expense	(282)	(74)
Loss from continuing operations before income taxes	(1,221)	(636)

Provision for income taxes	60	29
Net loss	(1,281)	(665)

Preferred stock dividends	(108)	(84)
Net loss applicable to common stockholders	$(1,389)	$(749)

Net loss per common share, basic and diluted
Continuing operations	$(0.03)	$(0.02)

Weighted average common shares outstanding, basic and diluted	42,337	35,940

See Notes to Condensed Consolidated Financial Statements

Nextera Enterprises, Inc.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands; unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net loss	$(1,281)	$(665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14	12
Amortization of intangible assets	257	31
Provision for allowances and returns	(91)	—
Inventory writedown	21	—
Deferred taxes	60	—
Stock based compensation	81	40
Change in operating assets and liabilities:
Accounts receivable	194	238
Inventory	388	341
Prepaid expenses and other assets	(13)	(205)
Accounts payable and accrued expenses	(40)	238
Net cash provided by (used in) operating activities	(410)	30

Investing activities
Cash from acquisition escrow	500	(22,951)
Purchase of licensing agreement	(246)	—
Purchase of fixed assets	(7)	—
Net cash (used in) provided by investing activities	247	(22,951)

Financing activities
Borrowings under revolving credit facility	—	3,000
Borrowings under term note	—	10,000
Payment of note acquired in acquisition	—	(1,000)
Payment of debt issuance costs	—	(480)
Net cash provided by financing activities	—	11,520

Net decrease in cash and cash equivalents	(163)	(11,401)

Cash and cash equivalents at beginning of period	597	15,043
Cash and cash equivalents at end of period	$434	$3,642

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$ 282	—
Income Taxes	—	—

See Notes to Condensed Consolidated Financial Statements

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Nextera Enterprises, Inc. (“Nextera” or the “Company”) for the three months ended March 31, 2007 and 2006 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on April 17, 2007.

On March 9, 2006, the Company, through a wholly-owned subsidiary, acquired substantially all of the assets of Jocott Enterprises, Inc. (“Jocott”), formerly Woodridge Labs, Inc. Subsequently, the wholly owned subsidiary was renamed Woodridge Labs, Inc.  As used herein, the term “Woodridge” refers to Jocott for all periods prior to March 9, 2006 and to Nextera’s wholly owned subsidiary Woodridge Labs, Inc. from and after March 9, 2006.  Prior to the acquisition of the Woodridge assets, Nextera had no business operations for the period from November 29, 2003 through March 8, 2006.  Woodridge’s financial results have only been included for the period subsequent to March 9, 2006.

Woodridge, Nextera’s sole operating business, is an independent developer and marketer of branded consumer products that offer solutions to niche personal care needs.  Brands sold by Woodridge include Vita-K Solution, DermaFreeze 365TM, Ellin LaVar TexturesTM, Heavy Duty™, Virtual laserTM, Pssssst®, Bath LoungeTM, Vita-C2TM, firminol-10® and Turboshave®.

Mounte LLC (successor to Krest, LLC, Knowledge Universe LLC and Knowledge Universe, Inc.) controls a majority of the voting power of the Company’s equity securities through its ownership of the Company’s Class A Common Stock, Class B Common Stock and Series A Cumulative Preferred Stock.

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company is a going concern.  In March 2007, the Company voluntarily recalled certain products in its DermaFreeze365 product line, resulting in adjustments to accounts receivable and inventory of $2.5 million and $.2 million, respectively, through March 31, 2007.  Primarily as a result of these factors, the Company negotiated revisions to its financial covenants for 2007 (see footnote 8) with its lender.  The Company was successful in revising its financial covenants to provide for the deferral of certain covenants until 2008, as well as reducing the thresholds of other covenants that remain in effect throughout 2007.  Further, the Company entered into various agreements with certain of its shareholders to obtain $4.5 million in additional subordinated financing which was funded during March and April 2007 (see footnote 8).  The Company’s forecast for 2007 anticipates full compliance with all required financial covenants throughout 2007; however management of the Company can provide no assurances that such compliance can be maintained.  Should future events occur that are not now anticipated, the Company could be in violation of some or all of its covenants in 2007.

2.     Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in the consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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

Concentrations of credit risk with respect to accounts receivable exist due to a limited number of customers that make up the Company’s customer base. Three customers accounted for 57% of gross accounts receivable as of March 31, 2007. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances for doubtful accounts for specifically identified estimated losses resulting from the inability of its customers to make required payments. Gross sales (net sales prior to customer deductions) to the Company’s three largest customers made up 35% of total gross sales for the three month period ending March 31, 2007.

Revenue Recognition, Allowances for Sales Returns and Markdowns

Sales are recognized when title and risk of loss transfer to the customer, the sales price is fixed or determinable and the collection of the resulting receivable is probable. Sales are recorded net of estimated returns and other allowances. The provision for sales returns represents management’s estimate of future returns based on historical experience and considering current external factors and market conditions.

The sales-return accrual is a subjective critical estimate that has a direct impact on reported net sales.  As is customary in the industry, the Company grants certain of its customers, subject to authorization and approval, the right to either return products or to receive a markdown allowance for certain promotional product. Upon sale, the Company records a provision for product returns and markdowns estimated based on historical and projected experience, economic trends and changes in customer demand. There is considerable judgment used in evaluating the factors influencing the allowance for returns and markdowns, and therefore additional allowances in any particular period may be needed.  The types of known or anticipated events that the Company has considered, and will continue to consider, include, but are not limited to, the solvency of its customers, store closings by retailers, changes in the retail environment, including mergers and acquisitions, and the Company’s decision to continue or support new and existing products. Actual sales returns and markdowns may differ significantly, either favorably or unfavorably, from these estimates.

Advertising, Promotion and Marketing

All costs associated with advertising, promoting and marketing (including promotions, direct selling, co-op advertising and media placement) of Company products are expensed as incurred and charged to selling, general and administrative expense.  For the three months ended March 31, 2007 and 2006, advertising and promotion expenses were $0.4 million and $0.3 million, respectively.

Shipping and Handling Costs

Substantially all costs associated with shipping and handling of products to customers are included in selling, general and administrative expense. For the three months ended March 31, 2007 and 2006, shipping and handling costs were approximately $0.06 million and $0.04 million, respectively.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market value.

Provisions for Inventory Obsolescence

The Company records a provision for estimated obsolescence of inventory. These estimates consider the cost of inventory, forecasted demand, the estimated market value, the shelf life of the inventory and historical experience. If there are changes to these estimates, additional provisions for inventory obsolescence may be necessary.

Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is provided on the straight line method based on the estimated lives of the assets.  The principal estimated useful lives used in computing depreciation and amortization are as follows:

Equipment and vehicles	3 - 5 years
Furniture and fixtures	3 - 5 years
Software	3 years

Leasehold improvements are amortized over the shorter of the life of the lease or the estimated useful life of the asset.

Accounting for Acquisitions and Intangible Assets

The Company has accounted for its acquisitions under the purchase method of accounting for business combinations. Under the purchase method of accounting, the cost, including transaction costs, are allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly affect net income. For example, different classes of assets will have useful lives that differ and the useful life of property, plant and equipment acquired will differ substantially from the useful life of brand licenses and trademarks. Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, net income in a given period may be higher.

Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions. One of the areas that requires more judgment is determining the fair value and useful lives of intangible assets. To assist in this process, the Company often obtains appraisals from independent valuation firms for certain intangible assets.

The Company’s intangible assets primarily consist of customer relationships, non-compete covenants, exclusive brand licenses and trademarks. The value of the intangible assets, including customer relationships and other intangibles, is exposed to future adverse changes if the Company experiences declines in operating results or experience significant negative industry or economic trends. The Company periodically reviews intangible assets, at least annually or more often as circumstances dictate, for impairment and the useful life assigned using the guidance of applicable accounting literature.

Long-Lived Assets

The Company reviews for the impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Deferred Financing Costs

Company has incurred costs in connection with its credit agreement.  Costs directly associated with financings are capitalized as deferred financing costs and are amortized over the weighted average life of the long-term credit facility

Basic and Diluted Earnings Per Common Share

The Company presents two earnings per share amounts: the basic earnings per common share and the diluted earnings per common share. Basic earnings per common share includes only the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. The dilutive effects of options, warrants and convertible securities are added to the weighted average shares outstanding in computing diluted earnings per common share. For the three-month periods ended March 31, 2007 and 2006, basic and diluted earnings per common share are the same due to the antidilutive effect of potential common shares outstanding.

Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007.  The impact of adopting FIN 48 was not material to the Company’s financial position or results of operations.  Total unrecognized tax benefits as of January 1, 2007 were $0.4 million, excluding the federal benefits on state tax positions and federal and state benefits on interest which have been recorded as deferred income taxes.

The unrecognized tax benefits are subject to examination through September 2007. Tax years 2003 through 2006 and 2002 through 2006 are subject to examination by the federal and state taxing authorities, respectively.  There are no income tax examinations currently in process.

We recognize interest and penalties related to uncertain tax positions in income tax expense which were insignificant for the three months ended March 31, 2007.

For the three months ended March 31, 2007, there were no material changes from the date of adoption.

Share-Based Compensation

All share-based payments to employees, including the grant of employee stock options, are recognized in the condensed consolidated financial statements based on their fair value. Compensation cost for awards that vest will not be reversed if the awards expire without being exercised. The fair value of stock options is determined using the Black-Scholes option-pricing model. Compensation costs for awards are amortized using the straight-line method. Option pricing model input assumptions such as expected term, expected volatility and risk-free interest rate impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions are based on or determined from external data and other assumptions are derived from historical experience. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

The Company relies on its historical experience and post-vested termination activity to provide data for estimating its expected term for use in determining the fair value of its stock options. The Company currently estimates its stock volatility by considering its historical stock volatility experience and other key factors. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the input to the Black-Scholes model. The Company estimates forfeitures using its historical experience. The estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimates.

Comprehensive Loss

Other than the net loss incurred during the three-month periods ended March 31, 2007 2006, there were no additional material other components of comprehensive loss.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) Statement No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Early adoption is permitted. The Company plans to adopt SFAS No. 157 in the first quarter of its 2008 fiscal year. The provisions of SFAS 157 are not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 states that SEC registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement, contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company does not expect the adoption of SAB 108 to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of SFAS 159 on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications were made to the 2006 financial statements in order that they may be consistent with the 2007 presentation.

3.     Acquisitions

Woodridge Labs, Inc

On March 9, 2006, the Company, through W Lab Acquisition Corp., the Company’s wholly owned subsidiary, acquired substantially all of the assets of Jocott Enterprises, Inc (“Jocott”). Jocott formerly operated under the name “Woodridge Labs, Inc.”  The assets of Jocott were acquired pursuant to an asset purchase agreement, which agreement is referred to as the “Woodridge Asset Purchase Agreement” in these financial statements.  The acquisition of the assets of Jocott and all related transactions are referred to in these financial statements as the “Woodridge Transaction.”  Subsequently, W Lab Acquisition Corp. was renamed Woodridge Labs, Inc.  As used in these financial statements, the term “Woodridge” refers to Jocott for all periods prior to March 9, 2006 and to the Company’s wholly owned subsidiary Woodridge Labs, Inc. from and after March 9, 2006.  Woodridge’s financial results have only been included for the period subsequent to March 9, 2006.

The original purchase price comprised:

•                  $23.2 million in cash, including $0.8 million of acquisition expenses paid to third parties;

•                  8,467,410 unregistered restricted shares of Nextera’s Class A Common Stock constituting approximately 20% of the total outstanding common stock of Nextera immediately after such issuance, which shares were issued to Jocott.  Such shares had a value of $4.2 million on the date of the Woodridge Transaction; and

•                  the assumption of a promissory note of Jocott in the principal amount of $1.0 million, which assumed debt was paid in full by the Company on the closing date of the Woodridge Transaction.

$2.0 million of the cash portion of the purchase price was originally placed in escrow through September 2007. On March 29, 2007, Nextera, Woodridge and Jocott entered into an Indemnity Deposit Agreement. Under the terms of the Indemnity Deposit Agreement, $0.5 million was withdrawn from the escrow account that was established in connection with the Woodridge Transaction and such funds were paid to Nextera by Jocott as a deposit to be held by Nextera and Woodridge pending any final determination that Jocott is obligated under the Woodridge Asset Purchase Agreement to indemnify Woodridge or Nextera for damages in connection with the March 2007 product recall of certain DermaFreeze365™ products sold by Woodridge.

Nextera, Woodridge, Mounte LLC and Jocott entered into a Funding Agreement, dated April 16, 2007 (“Funding Agreement”), whereby Jocott paid as an additional irrevocable indemnity deposit, an amount equal to $1.5 million. The additional deposit was also made by withdrawing such amount from the escrow account that was established in connection with the Woodridge Transaction. The parties agreed that the terms and conditions of the Funding Agreement will govern both the original and additional indemnity deposits. The Jocott deposit of $2.0 million will not bear interest and Nextera and Woodridge may use the deposit funds to satisfy any liabilities, obligations or other requirements of either or both of Nextera and Woodridge. The deposits will be deemed to be in satisfaction and payment in full of any and all past, present and future claims for indemnification for any breaches of any of the representations and warranties pursuant to the Woodridge Asset Purchase Agreement that originally would have survived for only eighteen months following the closing date of the Woodridge Transaction, but does not apply to any claims for breaches of any representations or warranties that survive beyond the eighteen month period. The deposits are the sole and exclusive property of Nextera and Nextera has no liability or obligation to account for or return or refund any portion of the deposits or any earnings on the deposits.  Accordingly, the entire $2.0 million was recorded as a reduction of the purchase price and therefore a reduction of goodwill related to the Woodridge Transaction in March 2007.

The Woodridge Transaction was accounted for under the purchase method of accounting in accordance with SFAS No. 141 (SFAS 141), “Business Combinations.”  Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and intangible identifiable assets and liabilities based on their estimated relative fair values. The excess purchase price over those assigned values was recorded as goodwill. Goodwill recorded as a result of this acquisition is deductible for tax purposes. The final purchase price allocation is as follows (in thousands):

Current assets	$4,559
Long-term assets	389
Goodwill	8,969
Intangible assets	13,000
Total assets acquired	$26,917
Less liabilities assumed	1,703
$25,214

The following table sets forth the unaudited pro forma results in thousands, except for share data, of the Company’s operations for the three months ended March 31, 2006 as if the acquisition of Woodridge had been completed on January 1, 2006. The unaudited pro forma results are not indicative of what the actual results would have been had the acquisition been completed on January 1, 2006 nor do they purport to indicate the results of future operations or the future operations of Nextera.

Net sales	$3,275

Loss from operations before income taxes	(386)

Net loss	(415)
Preferred stock dividends	(84)
Net loss applicable to common stockholders	$(499)

Weighted average common shares outstanding—basic and diluted	35,940

Basic and diluted loss per share	$(0.01)

The amortization of the inventory step-up, which represents an increase to the inventory to reflect its fair value (less selling profit) and results in an increase in cost of sales upon the sale of the inventory, has been excluded from the pro forma amounts as the costs are non-recurring. The 2007 net loss and loss from continuing operations includes a $189,000 charge for expected returns and a write-down of inventories related to the March 2007 voluntary recall of certain DermaFreeze365™ products sold by Woodridge in 2007.

LaVar Acquisition

On May 23, 2006, Woodridge entered into a purchase agreement with LaVar Holdings, Inc. (the LaVar Purchase Agreement), whereby Woodridge acquired the exclusive worldwide license rights, along with certain other assets and proprietary rights, to the Ellin LaVar Textures™ hair care product line and brand name.  The total purchase price, which includes approximately $0.1 million of non-recurring transactions costs, was approximately $0.5 million. Under the terms of the LaVar Purchase Agreement, Woodridge will pay a royalty to LaVar Holdings, Inc. with respect to certain future sales of products under the acquired trademarks.

Heavy Duty Acquisition

On March 8, 2007, Woodridge entered into a purchase agreement with Heavy Duty Company (the Heavy Duty Purchase Agreement), whereby Woodridge acquired the exclusive worldwide license rights, along with certain other assets and proprietary rights, to the Heavy Duty™ personal care product line and brand name.  The total purchase price, which includes approximately $0.1 million of non-recurring transactions costs, was approximately $0.3 million. Under the terms of the Heavy Duty Purchase Agreement, Woodridge will pay a royalty to the Heavy Duty Company with respect to certain future sales of products under the acquired trademarks.

4.     Inventories

Inventories consist of the following:

	March 31, 2007	December 31, 2006
	(In thousands)

Raw materials	$1,195	$1,217
Finished goods	991	1,378
	$2,186	$2,595

5.     Intangible Assets

Intangible assets consist of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)

Goodwill	$8,969	$10,969

Trademarks and brands	2,200	2,200
Covenant not to compete	1,600	1,600
Customer relationships	9,200	9,200
Licensing agreements	735	489
Other	36	64
	13,771	13,553
Less: accumulated amortization	957	726
Intangible assets, net	$12,814	$12,827

The intangible assets, other than the covenant not to compete, are amortized over their estimated useful lives, which range from 10-20 years. The covenant not to compete is amortized over its contractual life of 9 years.

The estimated intangible amortization expense for the next five years is as follows:

Amortization Expense
(In thousands)

2007	$730
2008	931
2009	931
2010	931
2011	931
2012	931
Thereafter	7,429

6.     Property and Equipment

Property and equipment are stated at cost and is summarized by major classification as follows:

	March 31,	December 31,
	2007	2006
	(In thousands)

Equipment	149	$182
Tools and dies	101	85
Software	18	25
Furniture and fixtures	33	53
Leasehold Improvements	19	19
	320	364
Less: accumulated depreciation	43	80
Property and equipment, net	$277	$284

7.     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2007	December 31, 2006
	(In thousands)

Trade accounts payable	$619	$1,717
Accrued credit customer balances	3,120	1,859
Accrued payroll and compensation	70	129
Accrued legal, audit and annual report costs	159	134
Accrued severance	—	270
Accrued interest	66	65
Accrued commission	67	—
Other	223	190
	$4,324	$4,364

8.     Financing Arrangements

In connection with the acquisition of substantially all of the assets of Jocott, Nextera and Woodridge (as borrower) entered into a credit agreement on March 9, 2006 for a $15.0 million senior secured credit facility, which was originally comprised of a $10.0 million fully-drawn term loan and a four-year $5.0 million revolving credit facility (the “Credit Agreement”). The Credit Agreement was subsequently amended on March 29, 2007 and again on April 17, 2007.

Effective March 29, 2007, Nextera, Woodridge, the administrative agent for the lenders, and the lenders, entered into an amendment and forbearance agreement (the “Amendment and Forbearance Agreement”). The Amendment and Forbearance Agreement amended and modified certain terms of the original Credit Agreement. Under the terms of the Amendment and Forbearance Agreement, the date by which Nextera and Woodridge were required to deliver Nextera’s audited consolidated financial statements as of and for the year ended December 31, 2006 and related certificates and reports to the administrative agent was postponed from March 31, 2007 to April 30, 2007. Additionally, a principal payment of $250,000 that was due on March 31, 2007 was postponed to April 30, 2007.

The administrative agent for the lenders under the Credit Agreement determined that, as of March 29, 2007, certain events of default under the Credit Agreement (which events of default are referred to as the “Specified Events of Default” in these financial statements) had occurred as a consequence of the breach by Nextera and Woodridge of certain financial covenants as of December 31, 2006. Under the Amendment and Forbearance Agreement, the lenders agreed, during the forbearance period, to forbear the exercise of any and all rights and remedies to which the lenders are or may become entitled as a result of the Specified Events of Default. The forbearance period is the period of time that begins on March 29, 2007 and ends on April 30, 2007, subject to earlier termination at the election of the lenders in the event of an occurrence of any event of default under the Credit Agreement other than the Specified Events of Default, and subject to automatic termination in the event of the occurrence of certain insolvency proceedings involving Nextera or Woodridge.

On April 17, 2007, Nextera, Woodridge, the administrative agent and the lenders entered into an amendment agreement under the Credit Agreement (the “Second Amendment”). Under the terms of the Second Amendment, the revolving credit facility was reduced from $5.0 million to $2.75 million. Pursuant to the Second Amendment, the term loan and the revolving credit facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus 4.50 percent, or bank base rate plus 3.25 percent, as selected by Woodridge, with the rate subject to adjustment after delivery of the Company’s compliance certificate for the fiscal quarter ending June 30, 2007, based on the Company’s consolidated adjusted leverage ratio. Outstanding borrowings under the term loan must be repaid in 13 quarterly payments, commencing March 31, 2008, and are in the amount of $250,000 each in 2008, $312,500 each in 2009, $437,500 each in 2010, with a final payment due on March 31, 2011, the maturity date of the term loan. The maturity date for the revolving credit facility is March 31, 2010. The commitment fee on the revolving credit facility is payable quarterly at a rate of 0.50% of the unused amount of the revolving credit facility per annum. The Company paid an amendment fee of 0.25% of the total credit facility in connection in connection with the Second Amendment.

The Company has an interest rate collar agreement to hedge the LIBOR interest rate risk on $5.0 million of the term loan. Under the terms of this agreement, the Company will pay a 6% fixed rate if the three-month LIBOR rate exceeds 6% and in return will receive the three-month LIBOR rate. In addition, if the three-month LIBOR rate falls below 5%, the Company will pay a 5% fixed rate and in return will receive the three-month LIBOR rate. The effect of this agreement is therefore to convert the floating three-month LIBOR rate to a fixed rate if the three-month LIBOR rate exceeds 6% or falls below 5%. The three-month LIBOR rate received under the agreement will substantially match the rate paid on the term loan since term loan currently bears interest at the six-month LIBOR rate. The fair value of the collar was immaterial at March 31, 2007.

The obligations of Woodridge, as borrower, under the Credit Agreement are guaranteed by Nextera and all of the direct and indirect domestic subsidiaries of Woodridge and Nextera existing from time to time (other than Nextera Business Performance Solutions Group, Inc., Nextera Canada Co. and Nextera Economics, Inc.), which are referred to as the “Subsidiary Guarantors” in these financial statements. In addition, Nextera, Woodridge and the Subsidiary Guarantors are party to a security agreement and a pledge agreement, which create security and pledge interests with respect to substantially all present and future property of Nextera, Woodridge and the Subsidiary Guarantors.

Under the Credit Agreement, as amended, Nextera and Woodridge are subject to certain limitations, including limitations on their ability: to incur additional debt or sell assets, with restrictions on the use of proceeds; to make certain investments and acquisitions; to grant liens; and to pay dividends and make certain other restricted payments. In addition, Woodridge will be required to prepay principal amounts outstanding under certain circumstances if it issues debt or equity, sells assets or property, receives certain extraordinary receipts or generates excess cash flow. The Credit Agreement also contains certain restrictive financial covenants, including minimum consolidated EBITDA, maximum consolidated leverage ratio, minimum fixed charge coverage ratio, maximum consolidated capital expenditures and maximum corporate overhead.  Under the terms of the Second Amendment, the restrictive financial covenants with respect to minimum consolidated EBITDA, maximum consolidated leverage ratio, minimum fixed charge coverage ratio and maximum corporate overhead were amended and a new minimum liquidity covenant was added.

The Credit Agreement, as amended, prohibits Woodridge from making any dividends or other distributions to Nextera until the later of (1) the administrative agent’s receipt of Nextera’s audited consolidated financial statements for the year ending December 31, 2007, or (2) the administrative agent’s receipt of a compliance certificate evidencing that Woodridge’s Maximum Total Leverage Ratio (as defined in the Credit Agreement) has been reduced to 2.75x or less. In the event that these conditions are satisfied, then Woodridge would be allowed to make dividend and other payments to Nextera provided that: (a) Woodridge remains in compliance with all financial covenants under the Credit Agreement on a pro forma basis after taking into account the dividends or other distributions made to Nextera, (b) no other defaults exist before or after the making of any dividends or other distributions to Nextera, and (c) such dividends or other distributions (which are payable in equal quarterly amounts) in the aggregate do not exceed $1.125 million in 2008 and $1.5 million thereafter. However, beginning in 2008 and even if the conditions described in the foregoing clauses (a), (b) and (c) are not satisfied, Woodridge is permitted to make dividends or other distributions to Nextera in an amount not in excess of 50% of its Excess Cash Flow (as defined in the Credit Agreement), provided that no default would occur under the Credit Agreement as a result of the making of the dividends or other distributions.

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

Long-term debt consists of the following (in thousands):

March 31, 2007
Term loan	$9,500
Revolving credit facility	2,218
11,718
Less: Current portion of long-term debt	250
$11,468

Future principal payments required in accordance with the terms of the Credit Agreement are as follows (In thousands):

Twelve months ending March 31,
2008	$250
2009	1,063
2010	1,375
2011	9,030
$11,718

Funding Agreement

On April 16, 2007, Nextera, Woodridge, Mounte LLC and Jocott entered into a Funding Agreement. Under the terms of the Funding Agreement, Mounte and Jocott loaned to Nextera the principal sums of $1.5 million and $1.0 million respectively, pursuant to individual promissory notes. The notes accrue interest at an annual rate of 7% with interest payable on a quarterly basis and principal payable at the maturity date of April 1, 2012. Nextera is currently prohibited from paying interest in cash on these notes under the terms of its Credit Agreement. Accordingly, interest will accrue and be added to the principal balance of the notes. The notes, including accrued interest, may be redeemed or exchanged, at Nextera’s option, for an issuance of newly authorized Series B Cumulative Non-Convertible Preferred Stock of Nextera. The Series B Preferred will (i) be issued at a price equal to $100 per share, (ii) have a liquidation preference equal to $100 per share, (iii) provide for a 7% paid-in-kind dividend, and (iv) have such other rights, preferences and privileges as determined by the Board. The Series B Preferred will not be convertible into any other securities of Nextera and the Series B Preferred will rank junior to the existing Series A Preferred Stock as to the payment of dividends and as to the distribution of assets upon liquidation, dissolution or winding up. The Series B Preferred will be structured so as to qualify as “Permitted Equity Interests” as such term is defined in the Company’s Credit Agreement, as amended. The Series B Preferred issued will be issued as an exchange or redemption of all outstanding principal and accrued but unpaid interest on the notes. Under the terms of the Amendment to the Credit Agreement dated April 17, 2007, such exchange or redemption must be completed by June 16, 2007. Nextera, Mounte LLC and Jocott also entered into standstill agreements with the administrative agent under the Credit Agreement to subordinate their rights under their respective  notes to the rights of the lenders under the Credit Agreement.

The Funding Agreement provides that Nextera, subject to (i) any required consents or approvals of the lenders under the Credit Agreement and of any other persons whose consent or approval is required at the time under any credit or other contract or agreement to which Nextera, Woodridge or any of their affiliates is a party, (ii) any required consent of the holders of the outstanding Series A Preferred, and (iii) the approval of the Board; that, in the event that Nextera’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for a fiscal year is greater than or equal to $7.0 million or is greater than or equal to $12.0 million for any two consecutive fiscal years, or any event happens that results in the exchange or redemption of, or payment of a liquidation preference with respect to, any of Nextera’s outstanding preferred stock (the “Triggering Event”), Nextera will take the following actions:

a)              Within 15 business days after the occurrence of a Triggering Event, Nextera will issue to Jocott additional shares of Series B Preferred at a price equal to $100 per share.  The number of such additional shares to be issued to Jocott will be equal to the quotient obtained by dividing (i) the sum of (A) $1,000,000, plus (B) the Appreciation Amount defined below, by (ii) 100, and rounding down to the nearest whole share.  Such shares of Series B Preferred will be issued to Jocott in consideration of Jocott’s irrevocable payment of the $2.0 million indemnity deposit and Jocott’s compromise and settlement of the past, pending and future specified claims. The “Appreciation Amount” means an amount equal to a deemed appreciation equal to (1) $1,000,000, multiplied by (2) seven percent (7%) per annum, compounded annually, calculated from the date that Jocott loans the funds to Nextera pursuant to the promissory note issued by Jocott until the date of the any issuance of the additional shares of Series B Preferred to Jocott.

b)             Within 15 business days after the occurrence of a Triggering Event, Nextera will also issue to Jocott the same number of shares of Series C Cumulative Non-Convertible Preferred Stock of Nextera as the number of additional shares of Series B Preferred issued to Jocott.  The Series C Preferred will (i) be issued at a price equal to $100 per share, (ii) have a liquidation preference equal to $100 per share and (iii) provide for a 7% paid-in-kind dividend.  The Series C Preferred will not be convertible into any other securities of Nextera and the Series C Preferred will rank (i) junior to the Series A Preferred as to the payment of dividends and as to the distribution of assets upon liquidation, dissolution or winding up, and (ii) on a parity with the Series B Preferred as to the payment of dividends and the Special Redemption Right noted below, but rank junior to the Series B Preferred as to the distribution of assets upon liquidation, dissolution or winding up. The Series C Preferred will be structured so as to comply with any applicable restrictions in any credit or other contract or agreement to which Nextera, Woodridge or any of their affiliates is a party.  Such shares of Series C Preferred will be issued to Jocott in consideration of Jocott’s irrevocable payment of the $2.0 million indemnity deposit and Jocott’s compromise and settlement of the past, pending and future specified claims.

c)              Nextera will grant to the holders of Series A Preferred, Series B Preferred and Series C Preferred the right (the “Special Redemption Right”), the exercise of which is conditioned upon the occurrence of a Triggering Event, to require Nextera to redeem a portion of the shares of the Preferred Stock held by such holders at a redemption price equal to $100 per share (plus any applicable accrued but unpaid dividends on the shares so redeemed).  The Special Redemption Right of the holders of Series A Preferred will be senior and prior to the Special Redemption Rights of the holders of Series B Preferred and Series C Preferred, and the Special Redemption Rights of the holders of Series B Preferred and Series C Preferred will be on a parity with each other.

In connection with and at the time of the issuance of any Series B Preferred and/or Series C Preferred, Nextera will issue warrants to purchase Nextera’s Class A Common Stock at an exercise price of $0.50 per share (the “Warrants”) to the holder of such Series B Preferred and/or Series C Preferred. The number of shares of Nextera’s Class A Common Stock for which such warrants will be exercisable will be equal to (i) with respect to notes redeemed or exchanged for Series B Preferred , the product of (A) the outstanding principal balance plus all accrued but unpaid interest that was redeemed or exchanged, multiplied by (B) two (2); (ii) 2,000,000 shares with respect to the Series B Preferred Stock issued upon the occurrence of a Triggering Event (when and if such Series B Preferred is issued), and (iii) 2,000,000 shares with respect to the Series C Preferred issued upon the occurrence of a Triggering Event (when and if such Series C Preferred is issued). The Warrants will have a ten (10) year term and have customary piggyback registration rights and anti-dilution rights and other rights with respect to specified events, all as determined by our board of directors.

9.     Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share (“basic EPS”) is computed by dividing income (loss) from continuing operations applicable to common stockholders and net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding.  Diluted net income (loss) per common share (“diluted EPS”) is the same as the basic loss per share for the three-month period ended March 31, 2007 and 2006 as the computation of diluted income (loss) per share would have an anti-dilutive effect on loss per share.

Basic and diluted loss per share were calculated as follows:

	Three Months Ended March 31,
	2007	2006
	(dollar amounts in thousands, except per share data)

Loss from continuing operations	$(1,281)	$(665)
Preferred stock dividends	(108)	(84)
Loss from continuing operations applicable to common stockholders	(1,389)	(749)

Income from discontinued operations	—	—

Net loss applicable to common stockholders	$(1,389)	$(749)

Weighted average common shares outstanding—basic and diluted	42,337	35,940

Basic and diluted net loss per common share
Loss from continuing operations	$(0.03)	$(0.02)

10.  Share-Based Compensation

For the three months ended March 31, 2007 and 2006, the compensation cost charged against income was $0.1 million and $0.04 million, respectively. As of March 31, 2007, there were approximately $0.3 million of unrecognized compensation costs related to non-vested share-based arrangements granted under the Company’s Amended and Restated 1998 Equity Participation Plan (the “Plan”). Those costs are expected to be recognized over a weighted-average period of approximately 2 years.

During the three months ended March 31, 2007, the Company granted stock options for an aggregate of 1,037,500 shares of Class A Common Stock under the Plan. The weighted-average grant-date fair value of options granted was $0.15 per share based on the Black-Scholes option-pricing model. The options expire ten years from the date of grant.

The weighted-average grant date fair value of options granted during the three months ended March 31, 2007 was estimated on the grant date using the Black-Scholes option-pricing model with the assumptions noted in the following table.  Expected volatilities are based on historical volatility of the Common Stock and other factors.  The expected term of options represents the period of time that options granted are expected to be outstanding and is derived from historical terms and other factors.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Three months ended March 31, 2007

Risk-free interest rates	4.75%
Expected lives (years)	3 - 5
Expected volatility	58.3%
Dividend rate	0%

Stock Option Activity

Options granted, exercised, expired and forfeited under the Plan are as follows:

Stock Options	Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2006	6,552,267	$1.62	5.6	$—
Granted	1,037,500	0.28	9.5	—
Exercised	—	—
Forfeited or expired	—	—
Options Outstanding at March 31, 2007	7,589,767	$1.44	5.9	$—
Options vested and expected to vest at March 31, 2007
Options exercisable at March 31, 2007	5,913,892	$1.71	3.6	$—

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 and 2006 were $0.2 million and $0.06 million, respectively. Intrinsic value is defined as the difference between the relevant current market value of the underlying common stock and the grant price for options with exercise prices less than the market values on such dates. There were no options exercised during the three months ended March 31, 2007 and 2006.

Options are granted at an exercise price equal to the fair market value at the date of grant. Information regarding stock options outstanding as of March 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
			Weighted Average
Range of		Weighted Average	Remaining		Weighted Average
Exercise Price	Shares	Exercise Price	Contractual Life	Shares	Exercise Price
$0.27 - $1.00	4,327,500	$0.46	7.65	2,651,625	$0.45
$1.01 - $3.00	2,947,267	1.97	3.54	2,947,267	$1.97
$3.01 and up	315,000	$9.94	2.65	315,000	$9.94
	7,589,767	$1.44	5.64	5,913,892	$1.71

11.  Income Taxes

No federal tax benefit was recorded for the three month period ended March 31, 2007 and 2006 due to the Company’s uncertainty associated with utilizing its net operating losses.  The Company did record de minimis state tax expense for the three month periods ended March 31, 2006.

12.  Commitments and Contingencies

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

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As used in this report, the terms “we,” “our,” “ours” and “us” refer to Nextera Enterprises, Inc, a Delaware Corporation, or Nextera, and its wholly owned subsidiaries.  In addition, the term “Woodridge” refers to Jocott for all periods prior to March 9, 2006, and to Woodridge Labs, Inc., a wholly owned subsidiary of Nextera, from and after March 9, 2006, unless the context indicates otherwise.

Cautionary Note Regarding Forward-Looking Statements

The following discussion contains “forward-looking statements.” Forward-looking statements give our current expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historic or current facts. They use words such as “may,” “could,” “will,” “continue,” “should,” “would,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these forward-looking statements include statements relating to future actions or the outcome of financial results. From time to time, we also may provide oral or written forward-looking statements in other materials released to the public. Any or all of the forward-looking statements in this annual report and in any other public statements may turn out to be incorrect. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Our actual results may differ materially from those stated or implied by such forward-looking statements.

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

•       our ability to repay the indebtedness and comply with the covenants under our senior secured credit facilities; and

•       other factors disclosed in Nextera’s Annual Report on Form 10-K for the year ended December 31, 2006 under the heading “Item 1A. Risk Factors.”

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

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to enable the reader of our financial statements to assess material changes in financial condition and results of operations between the three months ended March 31, 2007 and the three months ended March 31, 2006.

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

Product Recall

On March 13, 2007, our wholly-owned subsidiary, Woodridge, initiated a voluntary recall of certain of its DermaFreeze365™ products. This recall was a result of certain limited lots testing positive for the Pseudomonas aeruginosa bacteria. We made a provision for the recall in our consolidated financial statements as of and for the year ended December 31, 2006 whereby net sales and accounts receivable were reduced by $2.3 million and inventories were written down by $0.2 million through a charge to cost of sales. Additionally, we made a additional provision of $0.2 million during the three-month period ended March 31, 2007 for the expected customer charge-backs related to 2007 sales of the affected products.

Secured Credit Facility

In connection with the acquisition of the Woodridge business on March 9, 2006, we entered into a senior secured credit facility, which was subsequently amended in March 2007 and in April 2007. We refer to our amended senior secured credit facility in this report as the Credit Agreement. The Credit Agreement originally consisted of a $10 million fully-drawn term loan, of which approximately $9.5 million was outstanding at December 31, 2006, and a four-year $5.0 million revolving credit facility, of which approximately $2.2 million was outstanding on December 31, 2006. Under the terms of the April 2007 amendment, the revolving credit facility was reduced to $2.75 million, of which approximately $0.5 million is available to be drawn, subject to meeting certain conditions as described under “Financing Arrangements” to the Notes to Unaudited Condensed Consolidated Financial Statements.

Heavy Duty Acquisition

On March 8, 2007, we entered into a purchase agreement with Heavy Duty Company and Alexandra Volkmann, whereby we acquired certain assets, including the Heavy Duty™ and other trademarks and a copyright. The total purchase price, which includes approximately $0.1 million of deal costs, was approximately $0.3 million. We will pay a royalty to Heavy Duty Company with respect to certain future sales of products under the trademarks acquired from Heavy Duty Company and Alexandra Volkmann.

Our tax provision has historically varied from the federal statutory rate of 34% predominately due to deferred tax valuation allowance adjustments, the utilization of net operating losses, and state and local taxes.

Comparison of the Three Months Ended March 31, 2007 and the Three Months Ended March 31, 2006

Net Sales. Sales are recorded net of estimated returns and other allowances. The provision for sales returns represents management’s estimate of future returns based on historical experience and considering current external factors and market conditions.  Net sales for the three months ended March 31, 2007 increased $1.3 million, or 122%, to $2.4 million from $1.1 million for the same period last year. Net sales for the three months ended March 31, 2006 reflect the operating results of the Woodridge business only from the March 9, 2006 acquisition to March 31, 2006. The 2007 net sales include a $0.2 million charge for expected returns related to the March 2007 voluntary recall of certain DermaFreeze365™ products sold during the three months ended March 31, 2007.

Gross Profit.  Gross profit for the three months ended March 31, 2007 increased $0.8 million, or 135% to $1.3 million from $0.6 million for the same period last year.  Gross profit in the 2006 period only includes operating activity for the post-Woodridge acquisition period from March 9, 2006 to March 31, 2006. The 2007 gross profit includes a $0.2 million charge for expected returns related to the March 2007 product recall of related products sold during the three months ended March 31, 2007.  Included within gross profit for the period ended March 31, 2006 is a $0.3 million charge associated with the amortization of the step up to fair value in the inventory acquired from Woodridge, as required by SFAS 142.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended March 31, 2007 increased to $2.0 million or, 65%, from $1.2 million for the same period last year. Selling, general and administrative expenses for the three months ending March 31, 2006 reflect the operating results of the Woodridge business only from the March 9, 2006 acquisition to March 31, 2006. Included in the 2007 period expenses are approximately $0.2 million of general and administrative costs associated with the former corporate headquarters is Boston, MA, that are not expected to be recurring after the March 31, 2007 relocation of the corporate headquarters to the Woodridge facility in Panorama City, CA.

Amortization of Intangible Assets.  Amortization of intangible assets for the three months ended March 31, 2007 increased to $0.3 million or, 729%, from $31,000 for the same period last year. The increase from the first quarter of 2006 relates to the full-quarter amortization of the intangible assets acquired as part of the Woodridge acquisition.

Interest Income. Interest income decreased 95% to $6,000 for the three months ended March 31, 2007 from $0.1 million for the three months ended March 31, 2006. The decrease was due to declining cash balances.

Interest Expense.  Interest expense increased $0.2 million, or $281% to $0.3 million for the three months ended March 31, 2007.  The interest expense is attributable to the credit facility that we entered into on March 9, 2006 to partially fund the Woodridge acquisition.  Our debt bears interest at LIBOR plus 4.50 percent.

Income Taxes.  No federal tax benefit was recorded for the three months ended March 31, 2007 and 2006 due to our uncertainty associated with utilizing its net operating losses.  We did record de minimis state tax expense for the three month period ended March 31, 2006.

Liquidity and Capital Resources

Consolidated working capital was ($0.06) million on March 31, 2007, compared with working capital of ($0.8) million on December 31, 2006.  Included in working capital were cash and cash equivalents of $0.4 million and $0.6 million on March 31, 2007 and December 31, 2006, respectively.

Net cash used in operating activities was $0.4 million for the three months ended March 31, 2007. Included in the net cash used in operating activities was the net loss of $1.2 million. Offsetting the net loss of $1.2 million were sources of cash of $0.4 million in inventory and $0.2 million from accounts and notes receivable. Included in the net loss were non-cash charges of $0.3 million for depreciation, amortization, compensation expense and reserves.

Net cash provided in investing activities was $0.3 million for the three months ended March 31, 2007, $0.5 million relating to cash received from the Woodridge acquisition escrow account, offset by $0.2 million relating to the purchase of the Heavy Duty licensing rights.

There was no financing activity during the three months ended March 31, 2007.

Our primary source of liquidity is our cash and cash equivalents, our cash generated from operations, and availability under our revolving credit facility.  We believe that our current cash on hand and sources of cash are sufficient to meet all expenditures over the next twelve months.  The cash generated by the operations of Woodridge and borrowed by Woodridge under the revolving credit facility is subject to restrictions as to the amount of funds that may be paid through a dividend to Nextera to pay corporate expenses.  We believe that additional liquidity sources, if necessary, could be obtained by borrowing funds from a third party or raising equity through a public or private transaction, although these are subject to restrictions under our Credit Agreement as amended.

On April 17, 2007, we entered into an amendment agreement under the Credit Agreement (the “Second Amendment”). Under the terms of the Second Amendment, the revolving credit facility was reduced from $5.0 million to $2.75 million. Pursuant to the Second Amendment, the term loan and the revolving credit facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus 4.50 percent, or bank base rate plus 3.25 percent, as selected by us, with the rate subject to adjustment after delivery of our compliance certificate for the fiscal quarter ending June 30, 2007, based on our consolidated adjusted leverage ratio. Outstanding borrowings under the term loan must be repaid in 13 quarterly payments, commencing March 31, 2008, and are in the amount of $250,000 each in 2008, $312,500 each in 2009, $437,500 each in 2010, with a final payment due on March 31, 2011, the maturity date of the term loan. The maturity date for the revolving credit facility is March 31, 2010. The commitment fee on the revolving credit facility is payable quarterly at a rate of 0.50% of the unused amount of the revolving credit facility per annum. We paid an amendment fee of 0.25% of the total credit facility in connection in connection with the Second Amendment.

We have an interest rate collar agreement to hedge the LIBOR interest rate risk on $5.0 million of the term loan. Under the terms of this agreement, we will pay a 6% fixed rate if the three-month LIBOR rate exceeds 6% and in return will receive the three-month LIBOR rate. In addition, if the three-month LIBOR rate falls below 5%, we will pay a 5% fixed rate and in return will receive the three-month LIBOR rate. The effect of this agreement is therefore to convert the floating three-month LIBOR rate to a fixed rate if the three-month LIBOR rate exceeds 6% or falls below 5%. The three-month LIBOR rate received under the agreement will substantially match the rate paid on the term loan since term loan currently bears interest at the six-month LIBOR rate. The fair value of the collar was immaterial at March 31, 2007.

Under the Credit Agreement, as amended, we are subject to certain limitations, including limitations on their ability: to incur additional debt or sell assets, with restrictions on the use of proceeds; to make certain investments and acquisitions; to grant liens; and to pay dividends and make certain other restricted payments. In addition, we will be required to prepay principal amounts outstanding under certain circumstances if it issues debt or equity, sells assets or property, receives certain extraordinary receipts or generates excess cash flow. The Credit Agreement also contains certain restrictive financial covenants, including minimum consolidated EBITDA, maximum consolidated leverage ratio, minimum fixed charge coverage ratio, maximum consolidated capital expenditures and maximum corporate overhead.  Under the terms of the Second Amendment, the restrictive financial covenants with respect to minimum consolidated EBITDA, maximum consolidated leverage ratio, minimum fixed charge coverage ratio and maximum corporate overhead were amended and a new minimum liquidity covenant was added.

Upon the occurrence of certain events of default, our obligations under the Credit Agreement may be accelerated and the lending commitments terminated. Such events of default include, but are not limited to: (i) our failure  to pay principal or interest when due, (ii) our breach or failure to perform any of the covenants or obligations set forth in the Credit Agreement, which for certain covenants and obligations is subject to a 30-day cure period, (iii) the acceleration of certain other indebtedness, (iv) a filing of a petition in bankruptcy by us, (v) the entry of a judgment or a court order against us in excess of certain specified dollar thresholds, (vi) a reduction below certain levels in the ownership or economic interests of our existing significant stockholders in the aggregate or (vii) Mr. Millin ceasing to be a member of our board of directors or chief executive officer prior to March 9, 2010, except for certain specified reasons.

Funding Agreement

On April 16, 2007, we entered into a Funding Agreement with Mounte LLC and Jocott. Under the terms of the Funding Agreement, Mounte and Jocott loaned us the principal sums of $1.5 million and $1.0 million respectively, pursuant to individual promissory notes. The notes accrue interest at an annual rate of 7% with interest payable on a quarterly basis and principal payable at the maturity date of April 1, 2012. We are currently prohibited from paying interest in cash on these notes under the terms of its Credit Agreement. Accordingly, interest will accrue and be added to the principal balance of the notes. The notes, including accrued interest, may be redeemed or exchanged, at our option, for an issuance of our newly authorized Series B Cumulative Non-Convertible Preferred Stock. The Series B Preferred will (i) be issued at a price equal to $100 per share, (ii) have a liquidation preference equal to $100 per share, (iii) provide for a 7% paid-in-kind dividend, and (iv) have such other rights, preferences and privileges as determined by the Board. The Series B Preferred will not be convertible into any of our other securities and the Series B Preferred will rank junior to the existing Series A Preferred Stock as to the payment of dividends and as to the distribution of assets upon liquidation, dissolution or winding up. The Series B Preferred will be structured so as to qualify as “Permitted Equity Interests” as such term is defined in our Credit Agreement, as amended. The Series B Preferred issued will be issued as an exchange or redemption of all outstanding principal and accrued but unpaid interest on the notes. Under the terms of the Amendment to the Credit Agreement dated April 17, 2007, such exchange or redemption must be completed by June 16, 2007.  We, along with Mounte LLC and Jocott also entered into standstill agreements with the administrative agent under the Credit Agreement to subordinate their rights under their respective notes to the rights of the lenders under the Credit Agreement.

The Funding Agreement provides that we, subject to (i) any required consents or approvals of the lenders under the Credit Agreement and of any other persons whose consent or approval is required at the time under any credit or other contract or agreement to which we or any of our affiliates is a party, (ii) any required consent of the holders of the outstanding Series A Preferred, and (iii) the approval of the Board; that, in the event that our earnings before interest, taxes, depreciation and amortization (“EBITDA”) for a fiscal year is greater than or equal to $7.0 million or is greater than or equal to $12.0 million for any two consecutive fiscal years, or any event happens that results in the exchange or redemption of, or payment of a liquidation preference with respect to, any of our outstanding preferred stock (the “Triggering Event”), we will take the following actions:

a)              Within 15 business days after the occurrence of a Triggering Event, we will issue to Jocott additional shares of Series B Preferred at a price equal to $100 per share.  The number of such additional shares to be issued to Jocott will be equal to the quotient obtained by dividing (i) the sum of (A) $1,000,000, plus (B) the Appreciation Amount defined below, by (ii) 100, and rounding down to the nearest whole share.  Such shares of Series B Preferred will be issued to Jocott in consideration of Jocott’s irrevocable payment of the $2.0 million indemnity deposit and Jocott’s compromise and settlement of the past, pending and future specified claims. The “Appreciation Amount” means an amount equal to a deemed appreciation equal to (1) $1,000,000, multiplied by (2) seven percent (7%) per annum, compounded annually, calculated from the date that Jocott loans the funds to Nextera pursuant to the promissory note issued by Jocott until the date of the any issuance of the additional shares of Series B Preferred to Jocott.

b)             Within 15 business days after the occurrence of a Triggering Event, we will also issue to Jocott the same number of shares of our Series C Cumulative Non-Convertible Preferred Stock as the number of additional shares of Series B Preferred issued to Jocott.  The Series C Preferred will (i) be issued at a price equal to $100 per share, (ii) have a liquidation preference equal to $100 per share and (iii) provide for a 7% paid-in-kind dividend.  The Series C Preferred will not be convertible into any of our other securities and the Series C Preferred will rank (i) junior to the Series A Preferred as to the payment of dividends and as to the distribution of assets upon liquidation, dissolution or winding up, and (ii) on a parity with the Series B Preferred as to the payment of dividends and the Special Redemption Right noted below, but rank junior to the Series B Preferred as to the distribution of assets upon liquidation, dissolution or winding up. The Series C Preferred will be structured so as to comply with any applicable restrictions in any credit or other contract or agreement to which we or any of our affiliates is a party.  Such shares of Series C Preferred will be issued to Jocott in consideration of Jocott’s irrevocable payment of the $2.0 million indemnity deposit and Jocott’s compromise and settlement of the past, pending and future specified claims.

c)              We will grant to the holders of Series A Preferred, Series B Preferred and Series C Preferred the right (the “Special Redemption Right”), the exercise of which is conditioned upon the occurrence of a Triggering Event, to require us to redeem a portion of the shares of the Preferred Stock held by such holders at a redemption price equal to $100 per share (plus any applicable accrued but unpaid dividends on the shares so redeemed).  The Special Redemption Right of the holders of Series A Preferred will be senior and prior to the Special Redemption Rights of the holders of Series B Preferred and Series C Preferred, and the Special Redemption Rights of the holders of Series B Preferred and Series C Preferred will be on a parity with each other.

In connection with and at the time of the issuance of any Series B Preferred and/or Series C Preferred, Nextera will issue warrants to purchase Nextera’s Class A Common Stock at an exercise price of $0.50 per share (the “Warrants”) to the holder of such Series B Preferred and/or Series C Preferred. The number of shares of Nextera’s Class A Common Stock for which such warrants will be exercisable will be equal to (i) with respect to notes redeemed or exchanged for Series B Preferred , the product of (A) the outstanding principal balance plus all accrued but unpaid interest that was redeemed or exchanged, multiplied by (B) two (2); (ii) 2,000,000 shares with respect to the Series B Preferred Stock issued upon the occurrence of a Triggering Event (when and if such Series B Preferred is issued), and (iii) 2,000,000 shares with respect to the Series C Preferred issued upon the occurrence of a Triggering Event (when and if such Series C Preferred is issued). The Warrants will have a ten (10) year term and have customary piggyback registration rights and anti-dilution rights and other rights with respect to specified events, all as determined by our board of directors.

Certain Contractual Obligations, Commitments and Contingencies

The following summarizes our significant contractual obligations and commitments at March 31, 2007 that impact our liquidity.

	Payments due by Period
Contractual Obligations		Less than 1
(in thousands)	Total	year	1-3 years	4-5 years	After 5 years

Long-term debt	$11,718	$250	$2,438	$9,030	$—

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.

We believe the accounting policies below represent our critical accounting policies. See our Annual Report on Form 10-K for the year ended December 31, 2006 for a detailed discussion on the application of these and other accounting policies.

Revenue Recognition, Allowances for Sales Returns and Markdowns – We recognize sales when title and risk of loss transfers to the customer, the sales price is fixed or determinable and collection of the resulting receivable is probable. Sales are recorded net of estimated returns and other allowances. Our provision for sales returns represents management’s estimate of future returns based on historical experience and considering current external factors and market conditions.

Our sales-return accrual is a subjective critical estimate that has a direct impact on reported net sales.  As is customary in the industry, we grant certain of our customers, subject to authorization and approval, the right to either return products or to receive a markdown allowance for certain promotional product. Upon sale, we record a provision for product returns and markdowns estimated based on our historical and projected experience, economic trends and changes in customer demand. There is considerable judgment used in evaluating the factors influencing the allowance for returns and markdowns, and therefore additional allowances in any particular period may be needed.  The types of known or anticipated events that we have considered, and will continue to consider, include, but are not limited to, the solvency of our customers, store closings by retailers, changes in the retail environment, including mergers and acquisitions, and our decision to continue or support new and existing products. Actual sales returns and markdowns may differ significantly, either favorably or unfavorably, from these estimates.

Provisions for Inventory Obsolescence – We record a provision for estimated obsolescence of inventory. These estimates consider the cost of inventory, forecasted demand, the estimated market value, the shelf life of the inventory and historical experience. If there are changes to these estimates, additional provisions for inventory obsolescence may be necessary.

Accounting for Acquisitions and Intangible Assets – We have accounted for our acquisitions under the purchase method of accounting for business combinations. Under the purchase method of accounting, the cost, including transaction costs, are allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

Our judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly affect net income. For example, different classes of assets will have useful lives that differ and the useful life of property, plant, and equipment acquired will differ substantially from the useful life of brand licenses and trademarks. Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, net income in a given period may be higher.

Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions. One of the areas that require more judgment is determining the fair value and useful lives of intangible assets. To assist in this process, we often obtain appraisals from independent valuation firms for certain intangible assets.

Our intangible assets primarily consist of customer relationships, non-compete covenants, exclusive brand licenses and trademarks. The value of the intangible assets, including customer relationships and other intangibles, is exposed to future adverse changes if we experience declines in operating results or experience significant negative industry or economic trends. We periodically review intangible assets, at least annually or more often as circumstances dictate, for impairment and the useful life assigned using the guidance of applicable accounting literature.

Long-Lived Assets – We review for the impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

As of March 31, 2007, we had $11.7 million in floating rate debt under our Credit Agreement ($9.5 million under our term loan and $2.2 million under our revolving credit facility). Changes in interest rates would not significantly affect the fair value of our outstanding indebtedness. Our term loan currently bears interest at the six-month LIBOR rate plus 4.50%. Our revolving credit borrowings currently bear interest at different rates, ranging from one-month and three-month LIBOR plus 4.50% to base rate plus 3.25%. We have an interest rate collar agreement pertaining to $5.0 million of our term loan with respect to the three-month LIBOR rate, which effectively caps the rate at 6% and provides for a 5% floor. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.12 million.

Foreign Currency Risk

We are not currently exposed to foreign currency risk because we do not currently have material business operations in foreign countries and related sales and expenses

ITEM 4.   CONTROLS AND PROCEDURES.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2007.

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.    RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, from which Item 1A. is hereby incorporated by reference. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 6.    EXHIBITS.

(a)          Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTERA ENTERPRISES, INC.
(Registrant)

Date: May 15, 2007	By: /s/ Joseph J. Millin
Joseph J. Millin
President
(Principal Executive Officer)

Date: May 15, 2007	By: /s/ Antonio Rodriquez
Antonio Rodriquez
Chief Financial Officer
(Principal Financial Officer)