Form 10-Q
period 2007-06-30
NEXTERA ENTERPRISES INC
filed 2007-08-13
CIK 1070534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

YES ☐ NO  ☒

As of August 7, 2007, 38,692,851 shares of registrant’s Class A Common Stock, $0.001 par value, were outstanding and 3,844,200 shares of registrant’s Class B Common Stock, $0.001 par value, were outstanding.

NEXTERA ENTERPRISES, INC.

Quarterly Report on Form 10-Q

for the Quarter Ended June 30, 2007

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Condensed Consolidated Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006

Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2007 and 2006 (unaudited)

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 (unaudited)

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Item 4.	Controls and Procedures.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 4.	Submission of Matters to a Vote of Security Holders.

Item 6.	Exhibits.

Signatures.

Exhibit 4.1
Exhibit 4.2
Exhibit 4.3
Exhibit 4.4
Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I                   FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS.

Nextera Enterprises, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	June 30, 2007 (Unaudited)	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$108	$597
Inventories	1,911	2,595
Due from supplier	—	127
Prepaid expenses and other current assets	471	260
Total current assets	2,490	3,579

Property and equipment, net	265	284
Goodwill	8,969	10,969
Intangible assets, net	12,589	12,827
Other assets	508	484
Total assets	$24,821	$28,143

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,544	$4,364
Current portion of long-term debt	500	—
Total current liabilities	3,044	4,364

Long-term debt, net of current portion	9,000	11,718

Deferred taxes	356	236
Other long-term liabilities	1,334	1,334
Commitments and contingencies	—	—

Redeemable Preferred Stock, $0.001 par value. Liquidation preference of $100 per share:
Series B Cumulative Non-Convertible, 200,000 authorized shares designated, 25,355 and 0 issued and outstanding at June 30, 2007 and December 31, 2006, respectively.	1,889	—
Series C Cumulative Non-Convertible, 200,000 authorized shares designated, none outstanding at June 30, 2007 and December 31, 2006.	—	—

Stockholders’ equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized. Liquidation preference of $100 per share:
Series A Cumulative Convertible, 600,000 authorized shares designated, 54,445 and 52,429 issued and outstanding at June 30, 2007 and December 31, 2006, respectively.	5,445	5,243
Class A Common Stock, $0.001 par value, 95,000,000 shares authorized, 38,492,851shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	38	38
Class B Common Stock, $0.001 par value, 4,300,000 shares authorized, 3,844,200 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	4	4
Additional paid-in capital	165,779	165,218
Accumulated deficit	(162,068)	(160,012)
Total stockholders’ equity	9,198	10,491
Total liabilities and stockholders’ equity	$24,821	$28,143

See Notes to Condensed Consolidated Financial Statements

Nextera Enterprises, Inc.

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share amounts; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net sales	$2,958	$3,564	$5,392	$4,660
Cost of sales	1,075	1,817	2,200	2,357
Gross profit	1,883	1,747	3,192	2,303

Selling, general and administrative expenses	2,017	2,318	4,014	3,530
Amortization of intangible assets	275	152	532	183
Operating loss	(409)	(723)	(1,354)	(1,410)

Interest income	—	30	6	155
Interest expense	(309)	(313)	(591)	(387)
Other income	2	—	2	—
Loss from continuing operations before income taxes	(716)	(1,006)	(1,937)	(1,642)

Provision for income taxes	60	—	120	29
Loss from continuing operations	(776)	(1,006)	(2,057)	(1,671)

Income from discontinued operations	—	35	—	35
Net loss	(776)	(971)	(2,057)	(1,636)

Preferred stock dividends	(102)	(90)	(210)	(174)
Net loss applicable to common stockholders	$(878)	$(1,061)	$(2,267)	$(1,810)

Net loss per common share, basic and diluted
Continuing operations	$(0.02)	$(0.03)	$(0.05)	$(0.05)
Discontinued operations	(—)	(—)	(—)	(—)
Net loss per common share, basic and diluted	$(0.02)	$(0.03)	$(0.05)	$(0.05)

Weighted average common shares outstanding, basic and diluted	42,337	42,337	42,337	39,139

See Notes to Condensed Consolidated Financial Statements

Nextera Enterprises, Inc.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands; unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities
Net loss	$(2,057)	$(1,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	31	24
Amortization of intangible assets	532	183
Provision for allowances and returns	176	—
Inventory write-down	130	—
Deferred taxes	120	—
Stock based compensation	141	98
Gain on sale of fixed assets	(2)	—
Change in operating assets and liabilities:
Accounts receivable	(1,200)	(506)
Inventories	554	982
Prepaid expenses and other assets	(242)	(55)
Accounts payable and accrued expenses	(669)	290
Net cash used in operating activities	(2,486)	(620)

Investing activities
Cash recovered from acquisition escrow	2,000	—
Acquisition of business, net of cash acquired	—	(23,232)
Purchase of intellectual property and licensing agreement	(275)	—
Purchase of fixed assets	(10)	(14)
Net cash (used in) /provided by investing activities	1,715	(23,246)

Financing activities
Borrowing (payments) under revolving credit facility	(2,218)	2,500
Borrowings under term note	—	10,000
Payment of note acquired in acquisition	—	(1,000)
Payment of debt issuance costs	—	(490)
Proceeds from issuance of note payable	2,500	—
Net cash provided by financing activities	282	11,010

Net decrease in cash and cash equivalents	(489)	(12,856)

Cash and cash equivalents at beginning of period	597	15,043
Cash and cash equivalents at end of period	$108	$2,187

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Conversion of note payable to preferred stock	$2,500	—
Interest	591	387
Income Taxes	1	—

See Notes to Condensed Consolidated Financial Statements

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Nextera Enterprises, Inc. (“Nextera” or the “Company”) for the three months and six months ended June 30, 2007 and 2006 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of
Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

On March 9, 2006, the Company, through a wholly-owned subsidiary, acquired substantially all of the assets of Jocott Enterprises, Inc. (“Jocott”), formerly Woodridge Labs, Inc. Subsequently, the wholly owned subsidiary was renamed Woodridge Labs, Inc.  As used herein, the term “Woodridge” refers to Jocott for all periods prior to March 9, 2006 and to Nextera’s wholly owned subsidiary Woodridge Labs, Inc. from and after March 9, 2006.  Prior to the acquisition of the Woodridge assets, Nextera had no business operations for the period from November 29, 2003 through March 8, 2006.  Woodridge’s financial results have been included for the period subsequent to the acquisition date, March 9, 2006.

Woodridge, Nextera’s sole operating business, is an independent developer and marketer of branded consumer products that offer solutions to niche personal care needs.  Brands sold by Woodridge include Vita-K Solution, DermaFreeze 365TM, Ellin LaVar TexturesTM, Heavy Duty™, Virtual laserTM, Pssssst®, Bath LoungeTM, Vita-C2TM, firminol-10® and Turboshave®.

Mounte LLC (successor to Krest, LLC, Knowledge Universe LLC and Knowledge Universe, Inc., “Mounte”) controls a majority of the voting rights of the Company’s equity securities through its ownership of the Company’s Class A Common Stock, Class B Common Stock and Series A Cumulative Convertible Preferred Stock (“Series A Preferred”).

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company is a going concern.  In March 2007, the Company voluntarily recalled certain products in its DermaFreeze365™ product line, resulting in adjustments to accounts receivable and inventory of $2.5 million and $0.2 million, respectively.  Primarily as a result of these factors, the Company negotiated revisions to its financial covenants for 2007 with its lender (see footnote 8).  The Company was successful in revising its financial covenants to provide for the deferral of certain covenants until 2008, as well as reducing the thresholds of other covenants that remain in effect throughout 2007.  Further, the Company entered into various agreements with certain of its shareholders to obtain $4.5 million in additional subordinated financing which was funded during March and April 2007 (see footnote 8).  The Company’s forecast for 2007 anticipates compliance with all required financial covenants throughout 2007; however, management of the Company can provide no assurances that such compliance can be maintained.  Should future events occur that are not now anticipated, the Company could be in violation of some or all of its covenants in 2007.

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

Concentrations of credit risk with respect to accounts receivable exist due to a limited number of customers that make up the Company’s customer base. Three customers accounted for 76% of gross accounts receivable as of June 30, 2007. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances for doubtful accounts for specifically identified estimated losses resulting from the inability of its customers to make required payments. Gross sales (net sales prior to customer deductions) to the Company’s three largest customers made up 83% and 35% of total gross sales for the three-month and six-month periods ending June 30, 2007.

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

Advertising, Promotion and Marketing

All costs associated with advertising, promoting and marketing (including promotions, direct selling, co-op advertising and media placement) of Company products are expensed as incurred and charged to selling, general and administrative expense.  For the three months ended June 30, 2007 and 2006, advertising and promotion expenses were $0.2 million and $0.7 million, respectively.  For the six months ended June 30, 2007 and 2006, advertising and promotion expenses were $0.6 million and $1.0 million, respectively

Shipping and Handling Costs

Substantially all costs associated with shipping and handling of products to customers are included in selling, general and administrative expense. For the three months ended June 30, 2007 and 2006, shipping and handling costs were approximately $0.1 million and $0.1 million, respectively. For the six months ended June 30, 2007 and 2006, shipping and handling costs were approximately $0.2 million and $0.2 million, respectively.

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

Accounting for Acquisitions and Intangible Assets

The Company has accounted for its acquisitions under the purchase method of accounting for business combinations. Under the purchase method of accounting, the costs, including transaction costs, are allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

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

The Company’s intangible assets primarily consist of customer relationships, non-compete covenants, exclusive brand licenses and trademarks. The value of the intangible assets, including customer relationships and other intangibles, is exposed to future adverse changes if the Company experiences declines in operating results or experiences significant negative industry or economic trends. The Company periodically reviews intangible assets, at least annually or more often as circumstances dictate, for impairment and the useful life assigned using the guidance of applicable accounting literature.

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

Basic and Diluted Earnings Per Common Share

The Company presents two earnings per share amounts: the basic earnings per common share and the diluted earnings per common share. Basic earnings per common share includes only the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. The dilutive effects of options, warrants and convertible securities are added to the weighted average shares outstanding in computing diluted earnings per common share. For the three and six-month periods ended June 30, 2007 and 2006, basic and diluted earnings per common share are the same due to the antidilutive effect of potential common shares outstanding.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense which were insignificant for the three months ended June 30, 2007.

For the three months and six months ended June 30, 2007, there were no material changes from the date of adoption.

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

Comprehensive Loss

Other than the net loss incurred during the three-month periods ended June 30, 2007 and 2006, there were no additional material other components of comprehensive loss.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Statement No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Early adoption is permitted. The Company plans to adopt SFAS No. 157 in the first quarter of its 2008 fiscal year. The provisions of SFAS 157 are not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of SFAS 159 on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications were made to the 2006 financial statements in order that they may be consistent with the 2007 presentation.

3.              Acquisitions

Woodridge Labs, Inc

On March 9, 2006, the Company, through W Lab Acquisition Corp., the Company’s wholly owned subsidiary, acquired substantially all of the assets of Jocott Enterprises, Inc (“Jocott”). Jocott formerly operated under the name “Woodridge Labs, Inc.”  The assets of Jocott were acquired pursuant to an asset purchase agreement, which agreement is referred to as the “Woodridge Asset Purchase Agreement” in these financial statements.  The acquisition of the assets of Jocott and all related transactions are referred to in these financial statements as the “Woodridge Transaction.”  Subsequently, W Lab Acquisition Corp. was renamed Woodridge Labs, Inc.  As used in these financial statements, the term “Woodridge” refers to Jocott for all periods prior to March 9, 2006 and to the Company’s wholly owned subsidiary Woodridge Labs, Inc. from and after March 9, 2006.  Woodridge’s financial results have only been included for the period subsequent to the acquisition date, March 9, 2006.

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

$2.0 million of the cash portion of the purchase price was originally placed in escrow through September 2007. On March 29, 2007, Nextera, Woodridge and Jocott entered into an Indemnity Deposit Agreement, under which  $0.5 million was withdrawn from the escrow account that was established in connection with the Woodridge Transaction and such funds were paid to Nextera by Jocott as a deposit to be held by Nextera and Woodridge pending any final determination under which Jocott was obligated under the Woodridge Asset Purchase Agreement to indemnify Woodridge or Nextera for damages in connection with the March 2007 product recall of certain DermaFreeze365™ products sold by Woodridge.

Nextera, Woodridge, Mounte and Jocott entered into a Funding Agreement, dated April 16, 2007 (“Funding Agreement”), whereby Jocott paid as an additional irrevocable indemnity deposit, an amount equal to $1.5 million. The additional deposit was also made by withdrawing such amount from the escrow account that was established in connection with the Woodridge Transaction. The parties agreed that the terms and conditions of the Funding Agreement will govern both the original and additional indemnity deposits. The Jocott deposit of $2.0 million will not bear interest and Nextera and Woodridge may use the deposit funds to satisfy any liabilities, obligations or other requirements of either or both of Nextera and Woodridge. The deposits will be deemed to be in satisfaction and payment in full of any and all past, present and future claims for indemnification for any breaches of any of the representations and warranties pursuant to the Woodridge Asset Purchase Agreement that originally would have survived for only eighteen months following the closing date of the Woodridge Transaction, but does not apply to any claims for breaches of any representations or warranties that survive beyond the eighteen month period. The deposits are the sole and exclusive property of Nextera and Nextera has no liability or obligation to account for or return or refund any portion of the deposits or any earnings on the deposits.  Accordingly, the entire $2.0 million was recorded as a reduction of the purchase price and therefore a reduction of goodwill related to the Woodridge Transaction in March 2007.

The Woodridge Transaction was accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”)  Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and intangible identifiable assets and liabilities based on their estimated relative fair values. The excess purchase price over those assigned values was recorded as goodwill. Goodwill recorded as a result of this acquisition is deductible for tax purposes. The final purchase price allocation is as follows (in thousands):

Current assets	$4,559
Long-term assets	389
Goodwill	8,969
Intangible assets	13,000
Total assets acquired	$26,917
Less liabilities assumed	1,703
$25,214

The following table sets forth the unaudited pro forma results in thousands, except for share data, of the Company’s operations for the six months ended June 30, 2006 as if the acquisition of Woodridge had been completed on January 1, 2006. The unaudited pro forma results are not indicative of what the actual results would have been had the acquisition been completed on January 1, 2006 nor do they purport to indicate the results of the future operations of Nextera.

Six months ended
June 30, 2006
Net sales	$6,839
Loss from continuing operations before income taxes	(428)
Net loss	(393)
Preferred stock dividends	(174)
Net loss applicable to common stockholders	$(567)
Weighted average common shares outstanding—basic and diluted	42,337
Basic and diluted loss per share	$(0.01)

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

Heavy Duty Acquisition

On March 8, 2007, Woodridge entered into a purchase agreement with Heavy Duty Company (the Heavy Duty Purchase Agreement), whereby Woodridge acquired the exclusive worldwide license rights, along with certain other assets and proprietary rights, to the Heavy Duty™ personal care product line and brand name.  The total purchase price, which includes approximately $0.1 million of transactions costs, was approximately $0.3 million. Under the terms of the Heavy Duty Purchase Agreement, Woodridge will pay a royalty to the Heavy Duty Company with respect to certain future sales of products under the acquired trademarks.

4.              Inventories

Inventories, net of provision for obsolescence, consist of the following:

	June 30, 2007	December 31, 2006
	(In thousands)

Raw materials	$1,114	$1,217
Finished goods	797	1,378
	$1,911	$2,595

5.              Intangible Assets

Intangible assets consist of the following:

	June 30, 2007	December 31, 2006
	(In thousands)

Goodwill	$8,969	$10,969

Trademarks and brands	2,200	2,200
Covenant not to compete	1,600	1,600
Customer relationships	9,200	9,200
Licensing agreements	754	489
Other	36	64
	13,790	13,553
Less: accumulated amortization	1,201	726
Intangible assets, net	$12,589	$12,827

The intangible assets, other than the covenant not to compete, are amortized over their estimated useful lives, which range from 10-20 years. The covenant not to compete is amortized over its contractual life of 9 years.

The estimated intangible amortization expense for the next five years is as follows:

Amortization Expense
(In thousands)

2007	$488
2008	933
2009	933
2010	933
2011	933
2012	933
Thereafter	7,436

6.              Property and Equipment

Property and equipment are stated at cost and are summarized by major classification as follows:

	June 30, 2007	December 31, 2006
	(In thousands)

Equipment	$148	$182
Tools and dies	102	85
Software	17	25
Furniture and fixtures	37	53
Leasehold Improvements	19	19
	323	364
Less: accumulated depreciation	58	80
Property and equipment, net	$265	$284

7.      Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2007	December 31, 2006
	(In thousands)

Trade accounts payable	$812	$1,717
Accrued credit customer balances	1,150	1,859
Accrued payroll and compensation	120	129
Accrued legal, audit and annual report costs	136	134
Accrued severance	—	270
Accrued interest	63	65
Accrued commission	50	—
Other	213	190
	$2,544	$4,364

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

The administrative agent for the lenders under the Credit Agreement determined that, as of March 29, 2007, certain events of default under the Credit Agreement (which events of default are referred to as the “Specified Events of Default” in these financial statements) had occurred as a consequence of the breach by Nextera and Woodridge of certain financial covenants as of December 31, 2006. Under the Amendment and Forbearance Agreement, the lenders agreed, during the forbearance period, to forbear the exercise of any and all rights and remedies to which the lenders are or may become entitled as a result of the Specified Events of Default. The forbearance period began on March 29, 2007 and ended on April 30, 2007.

On April 17, 2007, Nextera, Woodridge, the administrative agent and the lenders entered into an amendment agreement under the Credit Agreement (the “Second Amendment”). Under the terms of the Second Amendment, the revolving credit facility was reduced from $5.0 million to $2.75 million. Pursuant to the Second Amendment, the term loan and the revolving credit facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus 4.50 percent, or bank base rate plus 3.25 percent, as selected by Woodridge, with the rate subject to adjustment after delivery of the Company’s compliance certificate for the fiscal quarter ending June 30, 2007, based on the Company’s consolidated adjusted leverage ratio. Outstanding borrowings under the term loan must be repaid in 13 quarterly payments, commencing March 31, 2008, and are in the amount of $250,000 each in 2008, $312,500 each in 2009, $437,500 each in 2010, with a final payment due on March 31, 2011, the maturity date of the term loan. The maturity date for the revolving credit facility is March 31, 2010. The commitment fee on the revolving credit facility is payable quarterly at a rate of 0.50% of the unused amount of the revolving credit facility per annum. The Company paid an amendment fee of 0.25% of the total credit facility in connection with the Second Amendment.

The Company has an interest rate collar agreement to hedge the LIBOR interest rate risk on $5.0 million of the term loan. Under the terms of this agreement, the Company will pay a 6% fixed rate if the three-month LIBOR rate exceeds 6% and in return will receive the three-month LIBOR rate. In addition, if the three-month LIBOR rate falls below 5%, the Company will pay a 5% fixed rate and in return will receive the three-month LIBOR rate. The effect of this agreement is therefore to convert the floating three-month LIBOR rate to a fixed rate if the three-month LIBOR rate exceeds 6% or falls below 5%. The three-month LIBOR rate received under the agreement will substantially match the rate paid on the term loan since term loan currently bears interest at the six-month LIBOR rate. The fair value of the collar was immaterial at June 30, 2007.

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

Long-term debt consists of the following (in thousands):

June 30, 2007
Term loan	$9,500
Revolving credit facility	—
9,500
Less: Current portion of long-term debt	500
$9,000

Future principal payments required in accordance with the terms of the Credit Agreement are as follows (in thousands):

Twelve months ending June 30,
2008	$500
2009	1,125
2010	1,500
2011	6,375
$9,500

Funding Agreement and Note Conversion Agreements

On April 16, 2007, Nextera, Woodridge, Mounte and Jocott entered into a Funding Agreement (the “Funding Agreement”). Under the terms of the Funding Agreement, Mounte and Jocott loaned to Nextera the principal sums of $1.5 million and $1.0 million respectively, pursuant to individual promissory notes. The notes accrued interest at an annual rate of 7% with principal originally payable at the maturity date of April 1, 2012. Nextera was prohibited from paying interest in cash on these notes under the terms of its Credit Agreement. Accordingly, interest was accrued and added to the principal balance of the notes. The notes, including accrued interest, were exchanged in connection with the Note Conversion Agreement discussed below.

The Funding Agreement provides, subject to (i) any required consents or approvals of the lenders under the Credit Agreement and of any other persons whose consent or approval is required at the time under any credit or other contract or agreement to which Nextera, Woodridge or any of their affiliates is a party, (ii) any required consent of the holders of the outstanding Series A Preferred, and (iii) the approval of the Board; that, in the event that Nextera’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for a fiscal year is greater than or equal to $7.0 million or is greater than or equal to $12.0 million for any two consecutive fiscal years, or any event happens that results in the exchange or redemption of, or payment of a liquidation preference with respect to, any of Nextera’s outstanding preferred stock (the “Triggering Event”), Nextera will take the following actions:

a)              Within 15 business days after the occurrence of a Triggering Event, Nextera will issue to Jocott shares of  Cumulative Non-convertible Series B Preferred Stock (“Series B Preferred”) in addition to the shares of Series B Preferred issued in connection with the Note Conversion Agreement, at a price equal to $100 per share.  The number of such additional shares to be issued to Jocott will be equal to the quotient obtained by dividing (i) the sum of (A) $1,000,000, plus (B) the Appreciation Amount defined below, by (ii) 100, and rounding down to the nearest whole share.  Such shares of Series B Preferred will be issued to Jocott in consideration of Jocott’s irrevocable payment of the $2.0 million indemnity deposit and Jocott’s compromise and settlement of the past, pending and future specified claims. The “Appreciation Amount” means an amount equal to a deemed appreciation equal to (1) $1,000,000, multiplied by (2) seven percent (7%) per annum, compounded annually, calculated from the date that Jocott loans the funds to Nextera pursuant to the promissory note issued by Jocott until the date of the any issuance of the additional shares of Series B Preferred to Jocott.

b)             Within 15 business days after the occurrence of a Triggering Event, Nextera will also issue to Jocott the same number of shares of Series C Cumulative Non-Convertible Preferred Stock (“Series C Preferred”) of Nextera as the number of additional shares of Series B Preferred issued to Jocott.  The Series C Preferred will (i) be issued at a price equal to $100 per share, (ii) have a liquidation preference equal to $100 per share and (iii) provide for a 7% paid-in-kind dividend.  The
Series C Preferred will not be convertible into any other securities of Nextera and the Series C Preferred will rank (i) junior to the Series A Preferred as to the payment of dividends and as to the distribution of assets upon liquidation, dissolution or winding up, and (ii) on a parity with the Series B Preferred as to the payment of dividends and the Special Redemption Right noted below, but rank junior to the Series B Preferred as to the distribution of assets upon liquidation, dissolution or winding up. The Series C Preferred will be structured so as to comply with any applicable restrictions in any credit or other contract or agreement to which Nextera, Woodridge or any of their affiliates is a party.  Such shares of Series C Preferred will be issued to Jocott in consideration of Jocott’s irrevocable payment of the $2.0 million indemnity deposit and Jocott’s compromise and settlement of the past, pending and future specified claims.

c)              Nextera will grant to the holders of Series A Preferred, Series B Preferred and Series C Preferred the right (the “Special Redemption Right”), the exercise of which is conditioned upon the occurrence of a Triggering Event, the request of the holders and the approval of the Company’s board of directors,  to redeem all or a portion of the shares of the Preferred Stock held by such holders at a redemption price equal to $100 per share (plus any applicable accrued but unpaid dividends on the shares so redeemed).  The Special Redemption Right of the holders of Series A Preferred will be senior and prior to the Special Redemption Rights of the holders of Series B Preferred and Series C Preferred, and the Special Redemption Rights of the holders of Series B Preferred and Series C Preferred will be on a parity with each other.

Additionally, under the provisions of the Funding Agreement, in connection with and at the time of the issuance of any Series B Preferred and/or Series C Preferred, Nextera issued warrants to purchase Nextera’s Class A Common Stock at an exercise price of $0.50 per share (the “Warrants”) to the holder of such Series B Preferred and/or Series C Preferred. The number of shares of Nextera’s Class A Common Stock for which such warrants are exercisable is equal to (i) with respect to notes redeemed or exchanged for Series B Preferred , the product of (A) the outstanding principal balance plus all accrued but unpaid interest that was redeemed or exchanged, multiplied by (B) two (2); (ii) 2,000,000 shares with respect to the Series B Preferred Stock issued upon the occurrence of a Triggering Event (when and if such Series B Preferred is issued), and (iii) 2,000,000 shares with respect to the Series C Preferred issued upon the occurrence of a Triggering Event (when and if such Series C Preferred is issued). The Warrants will have a ten (10) year term and have customary piggyback registration rights and anti-dilution rights and other rights with respect to specified events, all as determined by Nextera’s board of directors.

On June 15, 2007, Nextera entered into a Note Conversion Agreement whereby Nextera exchanged all outstanding principal and accrued interest owed to Mounte and Jocott pursuant to individual promissory notes executed in connection with the Funding Agreement for 15,169 and 10,113 shares, respectively, of Nextera’s Series B Preferred together with a cash payment in lieu of fractional shares. The Series B Preferred Stock was issued at a price of $100 per share, has a liquidation preference of $100 per share, provides for a 7% per annum cumulative paid-in-kind dividend, and entitles its holders to a number of votes equal to the number of shares held. The Series B Preferred Stock is not convertible into any other securities of Nextera and ranks junior to the Series A Preferred Stock as to the payment of dividends, the issuance of a special redemption, and the distribution of assets upon liquidation, dissolution or winding up. The Series B Preferred Stock is structured so as to qualify as “Permitted Equity Interests” as such term is defined in Nextera’s Credit Agreement, as amended.

In connection with the issuance of the issuance of the Series B Preferred Stock, Nextera issued a Class A Common Stock Purchase Warrant to, each of Mounte and Jocott, pursuant to the terms of a Funding Agreement. Under such Warrants, Nextera granted Mounte and Jocott the right to purchase 3,033,945 and 2,022,630 shares, respectively, of Nextera’s Class A Common Stock at an exercise price of $0.50 per share, exercisable at any time at the option of the holder. The warrants have a ten-year term and have customary piggyback registration rights and anti-dilution rights with respect to specified events. The fair value of the warrants has been determined to be $647 thousand. This amount was calculated using the Black-Scholes pricing model with the following assumptions: 118.9% volatility; expected term of 10 years; 5.10% risk-free rate; and 0% dividend.

The Series B Preferred is classified as mezzanine equity as the Redemption Rights are effectively redeemable at the option of the holders and are not solely within the control of the issuer.  The initial carrying amount of the Series B Preferred is the fair value at issuance.  The Series B Preferred will not be accreted to the redemption value of $2.5 million until redemption is considered probable. The 7% paid-in-kind dividend accrues to the carrying value of the Series B Preferred.

9.              Share-Based Compensation

For the three months ended June 30, 2007 and 2006, the compensation cost charged against income was $0.1 million and $0.06 million, respectively. For the six months ended June 30, 2007 and 2006, the compensation cost charged against income was $0.2 million and $0.1 million, respectively. As of June 30, 2007, there were approximately $0.2 million of unrecognized compensation costs related to non-vested share-based arrangements granted under the Company’s Amended and Restated 1998 Equity Participation Plan (the “Plan”). Those costs are expected to be recognized over a weighted-average period of approximately one year.

During the three months ended June 30, 2007, the Company granted stock options for an aggregate of 213,668 shares of Class A Common Stock under the Plan. The weighted-average grant-date fair value of options granted was $0.13 per share based on the Black-Scholes option-pricing model. The options expire ten years from the date of grant.

The weighted-average grant date fair value of options granted during the six months ended June 30, 2007 was estimated on the grant date using the Black-Scholes option-pricing model with the assumptions noted in the following table.  Expected volatilities are based on historical volatility of the Common Stock and other factors.  The expected term of options represents the period of time that options granted are expected to be outstanding and is derived from historical terms and other factors.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Three months ended June 30, 2007
Risk-free interest rates	4.75% - 5.10%
Expected lives (years)	3 - 5
Expected volatility	58.3% - 118.9%
Dividend rate	0%

Stock Option Activity

Options granted, exercised, expired and forfeited under the Plan are as follows:

Stock Options	Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2006	6,552,267	$1.62
Granted	1,251,168	0.27
Exercised	—	—
Forfeited or expired	1,375,000	1.25
Options Outstanding at June 30, 2007	6,428,435	$1.44	6.0	$—
Options vested and expected to vest at June 30, 2007	6,282,918
Options exercisable at June 30, 2007	5,125,518	$1.69	5.0	$—

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2007 and 2006 were $0.15 and $0.35, respectively. Intrinsic value is defined as the difference between the relevant current market value of the underlying common stock and the grant price for options with exercise prices less than the market values on such dates. There were no options exercised during the three months ended June 30, 2007 and 2006.

Options are granted at an exercise price equal to the fair market value at the date of grant. Information regarding stock options outstanding as of June 30, 2007 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$0.16 - $ 1.00	3,451,168	$0.43	7.8	2,148,251	$0.43
$1.01 - $ 3.00	2,762,267	$2.00	3.3	2,762,267	$2.00
$3.01 and up	215,000	$10.32	2.3	215,000	$10.32
	6,428,435	$1.44	6.0	5,125,518	$1.69

10.        Income Taxes

For the three and six months ended June 30, 2007, our provision for federal and state taxes amounted to $60,000 and $0.1 million, respectively. The effective income tax rate reflects the book to tax difference from goodwill amortization.  Additionally, income tax benefits from the available net operating losses are not reflected in the 2007 and 2006 provisions as the realization of these benefits is not deemed more likely than not.

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

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to enable the reader of our financial statements to assess material changes in financial condition and results of operations between the three months and six months ended June 30, 2007 and the three months and six months ended June 30, 2006.

Nextera was incorporated in the state of Delaware in 1997. On March 9, 2006, Nextera, through W Lab Acquisition Corp., our wholly owned subsidiary, acquired substantially all of the assets of Jocott Enterprises, Inc., which we refer to as Jocott in this report, which formerly operated under the name “Woodridge Labs, Inc.”  We refer to this acquisition and all related transactions in this report as the Transaction. Subsequently, our wholly owned subsidiary was renamed Woodridge Labs, Inc. As used in this report, the term “Woodridge” refers to Jocott for all periods prior to March 9, 2006 and to our wholly owned subsidiary Woodridge Labs, Inc. from and after March 9, 2006. Prior to the acquisition of the Woodridge assets, we had no business operations for the period from November 29, 2003 through March 8, 2006. Woodridge’s financial results have only been included for the period subsequent to the March 9, 2006 acquisition.

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

Our products are marketed at retail under the following core brands: Vita-K Solution®, DermaFreeze365™, Ellin LaVar Textures™, Heavy Duty™, Virtual Laser™, Psssssst®, Stoppers-4®, Bath Lounge™, Vita-C2™, Firminol-10® and TurboShave®. With our portfolio of products, we offer consumers affordable alternatives to expensive dermatologist treatments, while also offering retailers profitable and in-demand products. Our products can currently be found in over 22,000 retail locations across the United States and Canada. For the fiscal year ended December 31, 2006, our top customers included Walgreens, CVS, and Rite-Aid.

All of our manufacturing, production and onsite assembly are presently outsourced to third-parties, allowing us to focus on our core strength of discovering, developing and marketing niche personal care products. Most of our material warehousing and distribution functions are handled in-house and supervised by Woodridge management.

Product Recall

On March 13, 2007, our wholly-owned subsidiary, Woodridge, initiated a voluntary recall of certain of its DermaFreeze365™ products. This recall was a result of certain limited lots testing positive for the Pseudomonas aeruginosa bacteria. We made a provision for the recall in our consolidated financial statements as of and for the year ended December 31, 2006 whereby net sales and accounts receivable were reduced by $2.3 million and inventories were written down by $0.2 million through a charge to cost of sales. Additionally, we made an additional provision of $0.2 million during the three-month period ended March 31, 2007 for the expected customer charge-backs related to 2007 sales of the affected products.  No additional provisions have been made for the recall during the three-month period ended June 30, 2007.

Secured Credit Facility

In connection with the acquisition of the Woodridge business on March 9, 2006, we entered into a senior secured credit facility, which was subsequently amended in March 2007 and in April 2007. We refer to our amended senior secured credit facility in this report as the Credit Agreement. The Credit Agreement originally consisted of a $10 million fully-drawn term loan, of which approximately $9.5 million was outstanding at December 31, 2006, and a four-year $5.0 million revolving credit facility, of which approximately $2.2 million was outstanding on December 31, 2006. Under the terms of the April 2007 amendment, the revolving credit facility was reduced to $2.75 million.  During the three-month period ended June 30, 2007 we paid down the outstanding balance of the revolving credit facility.  At June 30, 2007, $2.75 million is available to be drawn, subject to meeting certain conditions as described under the “Financing Arrangements” to the Note to Unaudited Condensed Consolidated Financial Statements.

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

KKG BodyFuel Foods License Agreement

On June 21, 2007, we entered into an Intellectual Property License Agreement with KKG BodyFuel Foods Enterprises, Incorporated and Keri Glassman, whereby we acquired certain rights and licenses to use various trademarks names and slogans. The consideration consisted of a non-refundable guaranteed royalty payment of $0.1 million in the first year and minimum royalty payments of $0.1 million in each of the next three years.

Additionally, on June 25, 2007 we entered into an Independent Contractor Agreement with KKG BodyFuel Foods Enterprises which provides a monthly fee of $5,000 plus expenses, a stock issuance of 200,000 shares of our Class A Common Stock and a stock option to purchase 400,000 shares of our Class A Common Stock in exchange for promotional services from Keri Glassman.  The effective date of the agreement is July 24, 2007.

Comparison of the Three Months Ended June 30, 2007 and 2006

Net Sales. Sales are recorded net of estimated returns and other allowances. The provision for sales returns represents management’s estimate of future returns based on historical experience and considering current external factors and market conditions.  Net sales for the three months ended June 30, 2007 decreased $0.6 million, or 17%, to $3.0 million from $3.6 million for the same period last year.   The net sales decrease in the current period related to a decrease in unit quantities shipped of 12%, as well as an average unit price decrease of 14%.

Gross Profit.  Gross profit for the three months ended June 30, 2007 increased $0.1 million, or 8% to $1.9 million from $1.8 million for the same period last year.  Included within gross profit for the period ended June 30, 2006 is a $1.0 million charge associated with the amortization of the step up to fair value in the inventory acquired from Woodridge, as required by SFAS 142.  Eliminating the prior year step up to fair value charge of $1.0 million, the comparative gross profit for the three-months ended
June 30, 2007 decreased $0.9 million, or 32% from $0.8 million for the same period last year.  The decline in gross profit is due to the sales of lower margin products, increased freight and labor costs as well as an increase in charges for inventory reserves during the three-months ended June 30, 2007.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended June 30, 2007 decreased $0.3 million, or 23%, to $2.0 million from $2.3 million for the same period last year. The decrease is due to decreased spending for selling and advertising expense of $0.6 million offset by an increase in legal and accounting professional service fees, costs and labor related costs of $0.3 million.

Amortization of Intangible Assets.  Amortization of intangible assets for the three months ended June 30, 2007 increased to $0.3 million or, 81%, from $0.2 million for the same period last year.

Interest Expense.  Interest expense remains flat at $0.3 million for the three months ended June 30, 2007 and for the same period last year.  The interest expense is attributable to the credit facility that we entered into on March 9, 2006 to partially fund the Woodridge acquisition.  Our debt bears interest at LIBOR plus 4.50 percent.

Provision for Income Taxes.  For the three months ended June 30, 2007, our provision for federal and state taxes amounted to $60,000 compared to none for the same period in 2006.  The effective income tax rate reflects the book to tax difference from goodwill amortization.  Additionally, income tax benefits from the available net operating losses are not reflected in the 2007 and 2006 provisions as the realization of these benefits is not deemed more likely than not.

Comparison of the Six Months Ended June 30, 2007 and 2006

Net Sales. Sales are recorded net of estimated returns and other allowances. The provision for sales returns represents management’s estimate of future returns based on historical experience and considering current external factors and market conditions.  Net sales for the six months ended June 30, 2007 increased $0.7 million, or 16%, to $5.4 million from $4.7 million for the same period last year. Net sales for the six months ended June 30, 2006 reflect the operating results of the Woodridge business only from the March 9, 2006 acquisition to June 30, 2006. The 2007 net sales include a $0.2 million charge for expected returns related to the March 2007 voluntary recall of certain DermaFreeze365™ products sold during the six months ended June 30, 2007.

Gross Profit.  Gross profit for the six months ended June 30, 2007 increased $0.9 million, or 39% to $3.2 million from $2.3 million for the same period last year.  Gross profit in the 2006 period only includes operating activity for the post-Woodridge acquisition period from March 9, 2006 to June 30, 2006. The 2007 gross profit includes a $0.2 million charge for expected returns related to the March 2007 product recall of related products sold during the six months ended June 30, 2007.  Included within gross profit for the period ended June 30, 2006 is a $1.3 million charge associated with the amortization of the step up to fair value in the inventory acquired from Woodridge, as required by SFAS 142.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the six months ended June 30, 2007 increased $0.5 million, or 14% to $4.0 million from $3.5 million for the same period last year. Selling, general and administrative expenses for the six months ending June 30, 2006 reflect the operating results of the Woodridge business only from the March 9, 2006 acquisition to June 30, 2006. The increase is due to higher spending for legal and accounting professional services of $0.4 million, higher spending for labor and consulting cost of $0.3 million and higher facilities cost of $0.2 million, offset by lower spending for advertising and other sales related costs.

Amortization of Intangible Assets.  Amortization of intangible assets for the six months ended June 30, 2007 increased $0.3 million to $0.5 million from $0.2 million for the same period last year. The increase from the 2006 relates to the full-six months amortization of the intangible assets acquired as part of the Woodridge acquisition.

Interest Expense.  Interest expense for the six months ended June 30, 2007 increased $0.2 million, or 53% to $0.6 million from $0.4 million for the same period last year.  The interest expense is attributable to the credit facility that we entered into on March 9, 2006 to partially fund the Woodridge acquisition.  Our debt bears interest at LIBOR plus 4.50 percent.

Income Taxes.  For the six months ended June 30, 2007, our provision for federal and state taxes amounted to $0.1 million compared to $29,000 for the same period in 2006.  The effective income tax rate reflects the book to tax difference from goodwill amortization.  Additionally, income tax benefits from the available net operating losses are not reflected in the 2007 and 2006 provisions as the realization of these benefits is not deemed more likely than not.

Liquidity and Capital Resources

Consolidated working capital was ($0.6) million on June 30, 2007, compared with working capital of ($0.8) million on
December 31, 2006.  Included in working capital were cash and cash equivalents of $0.1 million and $0.6 million on June 30, 2007 and December 31, 2006, respectively.

Net cash used in operating activities was $2.5 million for the six months ended June 30, 2007. Included in the net cash used in operating activities was the net loss of $2.0 million. Non-cash operating charges including depreciation, amortization, compensation expense and reserves were $1.1 million were offset by $1.6 million of cash used in changes in operating assets and liabilities.

Net cash provided in investing activities was $1.7 million for the six months ended June 30, 2007, $2.0 million relating to cash received from the Woodridge acquisition escrow account, offset by $0.3 million relating to the purchase of the Heavy Duty intellectual property and issuance costs.

Net cash provided in financing activities was $0.3 million for the six months ended June 30, 2007, $2.5 million relating to cash recovered from the issuance of a note payable, offset by $2.2 million relating to the paydown of the revolving credit agreement.

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

On April 17, 2007, we entered into an amendment agreement under the Credit Agreement (the “Second Amendment”). Under the terms of the Second Amendment, the revolving credit facility was reduced from $5.0 million to $2.75 million. Pursuant to the Second Amendment, the term loan and the revolving credit facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus 4.50 percent, or bank base rate plus 3.25 percent, as selected by us, with the rate subject to adjustment after delivery of our compliance certificate for the fiscal quarter ending June 30,

2007, based on our consolidated adjusted leverage ratio. Outstanding borrowings under the term loan must be repaid in 13 quarterly payments, commencing March 31, 2008, and are in the amount of $250,000 each in 2008, $312,500 each in 2009, $437,500 each in 2010, with a final payment due on March 31, 2011, the maturity date of the term loan. The maturity date for the revolving credit facility is March 31, 2010. The commitment fee on the revolving credit facility is payable quarterly at a rate of 0.50% of the unused amount of the revolving credit facility per annum. We paid an amendment fee of 0.25% of the total credit facility in connection with the Second Amendment.

We have an interest rate collar agreement to hedge the LIBOR interest rate risk on $5.0 million of the term loan. Under the terms of this agreement, we will pay a 6% fixed rate if the three-month LIBOR rate exceeds 6% and in return will receive the three-month LIBOR rate. In addition, if the three-month LIBOR rate falls below 5%, we will pay a 5% fixed rate and in return will receive the three-month LIBOR rate. The effect of this agreement is therefore to convert the floating three-month LIBOR rate to a fixed rate if the three-month LIBOR rate exceeds 6% or falls below 5%. The three-month LIBOR rate received under the agreement will substantially match the rate paid on the term loan since term loan currently bears interest at the six-month LIBOR rate. The fair value of the collar was immaterial at June 30, 2007.

Under the Credit Agreement, as amended, we are subject to certain limitations, including limitations on our ability: to incur additional debt or sell assets, with restrictions on the use of proceeds; to make certain investments and acquisitions; to grant liens; and to pay dividends and make certain other restricted payments. In addition, we will be required to prepay principal amounts outstanding under certain circumstances if it issues debt or equity, sells assets or property, receives certain extraordinary receipts or generates excess cash flow. The Credit Agreement also contains certain restrictive financial covenants, including minimum consolidated EBITDA, maximum consolidated leverage ratio, minimum fixed charge coverage ratio, maximum consolidated capital expenditures and maximum corporate overhead.  Under the terms of the Second Amendment, the restrictive financial covenants with respect to minimum consolidated EBITDA, maximum consolidated leverage ratio, minimum fixed charge coverage ratio and maximum corporate overhead were amended and a new minimum liquidity covenant was added.

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

Funding Agreement and Note Conversion Agreements

On April 16, 2007, we entered into a Funding Agreement with Woodridge, Mounte and Jocott (the “Funding Agreement”). Under the terms of the Funding Agreement, Mounte and Jocott loaned us the principal sums of $1.5 million and $1.0 million respectively, pursuant to individual promissory notes. The notes accrued interest at an annual rate of 7% with principal originally payable at the maturity date of April 1, 2012. We were prohibited from paying interest in cash on these notes under the terms of its Credit Agreement. Accordingly, interest was accrued and added to the principal balance of the notes. The notes, including accrued interest, were exchanged in connection with the Note Conversion Agreement discussed below.

The Funding Agreement provides, subject to (i) any required consents or approvals of the lenders under the Credit Agreement and of any other persons whose consent or approval is required at the time under any credit or other contract or agreement to which Nextera, Woodridge or any of their affiliates is a party, (ii) any required consent of the holders of the outstanding Series A Preferred, and (iii) the approval of the Board; that, in the event that Nextera’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for a fiscal year is greater than or equal to $7.0 million or is greater than or equal to $12.0 million for any two consecutive fiscal years, or any event happens that results in the exchange or redemption of, or payment of a liquidation preference with respect to, any of Nextera’s outstanding preferred stock (the “Triggering Event”), Nextera will take the following actions:

d)             Within 15 business days after the occurrence of a Triggering Event, Nextera will issue to Jocott shares of Cumulative Non-convertible Series B Preferred Stock (“Series B Preferred”) in addition to the shares of Series B Preferred issued in connection with the Note Conversion Agreement, at a price equal to $100 per share.  The number of such additional shares to be issued to Jocott will be equal to the quotient obtained by dividing (i) the sum of (A) $1,000,000, plus (B) the Appreciation Amount defined below, by (ii) 100, and rounding down to the nearest whole share.  Such shares of Series B Preferred will be issued to Jocott in consideration of Jocott’s irrevocable payment of the $2.0 million indemnity deposit and Jocott’s compromise and settlement of the past, pending and future specified claims. The “Appreciation Amount” means an amount equal to a deemed appreciation equal to (1) $1,000,000, multiplied by (2) seven percent (7%) per annum, compounded annually, calculated from the date that Jocott loans the funds to Nextera pursuant to the promissory note issued by Jocott until the date of the any issuance of the additional shares of Series B Preferred to Jocott.

e)              Within 15 business days after the occurrence of a Triggering Event, Nextera will also issue to Jocott the same number of shares of Series C Cumulative Non-Convertible Preferred Stock (“Series C Preferred”) of Nextera as the number of additional shares of Series B Preferred issued to Jocott.  The Series C Preferred will (i) be issued at a price equal to $100 per share, (ii) have a liquidation preference equal to $100 per share and (iii) provide for a 7% paid-in-kind dividend.  The
Series C Preferred will not be convertible into any other securities of Nextera and the Series C Preferred will rank (i) junior to the Series A Preferred as to the payment of dividends and as to the distribution of assets upon liquidation, dissolution or winding up, and (ii) on a parity with the Series B Preferred as to the payment of dividends and the Special Redemption Right noted below, but rank junior to the Series B Preferred as to the distribution of assets upon liquidation, dissolution or winding up. The Series C Preferred will be structured so as to comply with any applicable restrictions in any credit or other contract or agreement to which Nextera, Woodridge or any of their affiliates is a party.  Such shares of Series C Preferred will be issued to Jocott in consideration of Jocott’s irrevocable payment of the $2.0 million indemnity deposit and Jocott’s compromise and settlement of the past, pending and future specified claims.

f)                Nextera will grant to the holders of Series A Preferred, Series B Preferred and Series C Preferred the right (the “Special Redemption Right”), the exercise of which is conditioned upon the occurrence of a Triggering Event, the request of the holders and the approval of the Company’s board of directors,  to redeem all or a portion of the shares of the Preferred Stock held by such holders at a redemption price equal to $100 per share (plus any applicable accrued but unpaid dividends on the shares so redeemed).  The Special Redemption Right of the holders of Series A Preferred will be senior and prior to the Special Redemption Rights of the holders of Series B Preferred and Series C Preferred, and the Special Redemption Rights of the holders of Series B Preferred and Series C Preferred will be on a parity with each other.

Additionally, under the provisions of the Funding Agreement, in connection with and at the time of the issuance of any Series B Preferred and/or Series C Preferred, Nextera will issue warrants to purchase Nextera’s Class A Common Stock at an exercise price of $0.50 per share (the “Warrants”) to the holder of such Series B Preferred and/or Series C Preferred. The number of shares of Nextera’s Class A Common Stock for which such warrants will be exercisable will be equal to (i) with respect to notes redeemed or exchanged for Series B Preferred , the product of (A) the outstanding principal balance plus all accrued but unpaid interest that was redeemed or exchanged, multiplied by (B) two (2); (ii) 2,000,000 shares with respect to the Series B Preferred Stock issued upon the occurrence of a Triggering Event (when and if such Series B Preferred is issued), and (iii) 2,000,000 shares with respect to the Series C Preferred issued upon the occurrence of a Triggering Event (when and if such Series C Preferred is issued). The Warrants will have a ten (10) year term and have customary piggyback registration rights and anti-dilution rights and other rights with respect to specified events, all as determined by Nextera’s board of directors.

On June 15, 2007, we entered into a Note Conversion Agreement whereby we exchanged all outstanding principal and accrued interest owed to Mounte and Jocott pursuant to individual promissory notes executed in connection with the Funding Agreement for 15,169 and 10,113 shares, respectively, of Nextera’s Series B Preferred together with a cash payment in lieu of fractional shares. The Series B Preferred Stock was issued at a price of $100 per share, has a liquidation preference of $100 per share, provides for a 7% per annum cumulative paid-in-kind dividend, and entitles its holders to a number of votes equal to the number of shares held. The Series B Preferred Stock is not convertible into any other securities of Nextera and ranks junior to the Series A Preferred Stock as to the payment of dividends, the issuance of a special redemption, and the distribution of assets upon liquidation, dissolution or winding up. The Series B Preferred Stock is structured so as to qualify as “Permitted Equity Interests” as such term is defined in our Credit Agreement, as amended.

In connection with the issuance of the issuance of the Series B Preferred Stock, we also issued a Class A Common Stock Purchase Warrant to, each of Mounte and Jocott, pursuant to the terms of a Funding Agreement. Under such Warrants, we granted Mounte and Jocott the right to purchase 3,033,945 and 2,022,630 shares, respectively, of Nextera’s Class A Common Stock at an exercise price of $0.50 per share, exercisable at any time at the option of the holder. The warrants have a ten-year term and have customary piggyback registration rights and anti-dilution rights with respect to specified events. The fair value of the warrants has been determined to be $647 thousand. This amount was calculated using the Black-Scholes pricing model with the following assumptions: 118.9% volatility; expected term of 10 years; 5.10% risk-free rate; and 0% dividend.

The Series B Preferred is classified as mezzanine equity as the Redemption Rights are effectively redeemable at the option of the holders and are not solely within the control of the issuer.  The initial carrying amount of the Series B Preferred is the fair value at issuance.  The Series B Preferred will not be accreted to the redemption value of $2.5 million until redemption is considered probable. The 7% paid-in-kind dividend accrues to the carrying value of the Series B Preferred.

Certain Contractual Obligations, Commitments and Contingencies

The following summarizes our significant contractual obligations and commitments at June 30, 2007 that impact our liquidity.

	Payments due by Period
Contractual Obligations		Less than 1
(in thousands)	Total	year	1-3 years	4-5 years	After 5 years

Long-term debt	$9,500	$500	$2,625	$6,375	$—
Leases	1,815	450	862	503	—
Total	$11,315	$950	$3,487	$6,878	$—

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

Revenue Recognition, Allowances for Sales Returns and Markdowns — We recognize sales when title and risk of loss transfers to the customer, the sales price is fixed or determinable and collection of the resulting receivable is probable. Sales are recorded net of estimated returns and other allowances. Our provision for sales returns represents management’s estimate of future returns based on historical experience and considering current external factors and market conditions.

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

Provisions for Inventory Obsolescence — We record a provision for estimated obsolescence of inventory. These estimates consider the cost of inventory, forecasted demand, the estimated market value, the shelf life of the inventory and historical experience. If there are changes to these estimates, additional provisions for inventory obsolescence may be necessary.

Accounting for Acquisitions and Intangible Assets — We have accounted for our acquisitions under the purchase method of accounting for business combinations. Under the purchase method of accounting, the costs, including transaction costs, are allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

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

Long-Lived Assets — We review for the impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

As of June 30, 2007, we had $9.5 million in floating rate debt under the term loan of our Credit Agreement. Changes in interest rates would not significantly affect the fair value of our outstanding indebtedness. Our term loan currently bears interest at the six-month LIBOR rate plus 4.50%. Our revolving credit facility bears interest at different rates, ranging from one-month and three-month LIBOR plus 4.50% to base rate plus 3.25%. We have an interest rate collar agreement pertaining to $5.0 million of our term loan with respect to the three-month LIBOR rate, which effectively caps the rate at 6% and provides for a 5% floor. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.12 million.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2007.

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

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

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 15, 2007, Nextera issued shares of Series B Preferred and a Class A Common Stock Purchase Warrant to each of Mounte and Jocott pursuant to the terms of the Funding Agreement, which transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D.  Nextera previously disclosed these transactions in a Current Report on Form 8-K dated June 12, 2007 filed with the SEC on June 18, 2007, which disclosure is incorporated herein by reference.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 29, 2007, an annual meeting of the stockholders of Nextera was held in Van Nuys, California. At the meeting, each director that was a member of the Board of Directors immediately prior to the Annual Meeting was re-elected, with the exception of
Michael P. Muldowney. The matters voted upon and the votes cast at the annual meeting were as follows:

Election of Directors	Votes For	Votes Withheld
Ralph Finerman	66,668,145	379,346
Steven B. Fink	66,640,420	407,071
Keith D. Grinstein	66,685,795	361,696
Alan B. Levine	66,685,795	361,696
Stanley E. Maron	66,628,708	418,783
Joseph J. Millin	66,668,095	379,396
Richard V. Sandler	66,654,258	393,233
Scott J. Weiss	66,668,095	379,396

Other Matters Voted Upon	Votes For	Votes Against	Abstentions
— Amendment of our Third Amended and Restated Certificate of Incorporation to amend certain provisions of Article Five, Section 5.3 thereof.	66,639,185	128,486	279,820

— Amendment of our Third Amended and Restated Certificate of Incorporation to effect a reverse stock split.	66,558,820	217,646	271,025

ITEM 6.                             EXHIBITS.

(a) Exhibits
4.1(1)	Note Conversion Agreement between Nextera Enterprises, Inc. and Mounte LLC dated as of June 15, 2007.
4.2(1)	Note Conversion Agreement between Nextera Enterprises, Inc. and Jocott Enterprises, Inc. dated as of June 15, 2007.
4.3(1)	Class A Common Stock Purchase Warrant issued to Mounte LLC dated as of June 15, 2007.
4.4(1)	Class A Common Stock Purchase Warrant issued to Jocott Enterprises, Inc. dated as of June 15, 2007.
10.1(2)	Amendment Agreement under the Woodridge Labs Credit Agreement dated as of

April 17, 2007 by and among Nextera Enterprises, Inc., Woodridge Labs, Inc., the lenders party thereto and NewStar Financial, Inc. (as administrative agent for the lenders).
10.2(2)	Funding Agreement dated as of April 16, 2007 by and among Nextera Enterprises, Inc., Woodridge Labs, Inc., Mounte LLC and Jocott Enterprises, Inc.
31.1 *	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1***	Section 1350 Certification
32.2***	Section 1350 Certification

(1)                                        Filed as an exhibit to Nextera’s Current Report on Form 8-K dated June 12, 2007 filed with the SEC on June 18, and incorporated herein by reference.

(2)                                        Filed as an exhibit to Nextera’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC on April 17, 2007, and incorporated herein by reference.

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

NEXTERA ENTERPRISES, INC.
(Registrant)

Date: August 13, 2007	By:	/s/ Joseph J. Millin
Joseph J. Millin
President
(Principal Executive Officer)

Date: August 13, 2007	By:	/s/ Antonio Rodriquez
Antonio Rodriquez
Chief Financial Officer
(Principal Financial Officer)