Form 10-Q
period 2007-09-30
NEXTERA ENTERPRISES INC
filed 2007-11-14
CIK 1070534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 7, 2007, 38,692,851 shares of registrant’s Class A Common Stock, $0.001 par value, were outstanding and 3,844,200 shares of registrant’s Class B Common Stock, $0.001 par value, were outstanding.

NEXTERA ENTERPRISES, INC.

Quarterly Report on Form 10-Q

for the Quarter Ended September 30, 2007

PART I                               FINANCIAL INFORMATION

ITEM 1.                            FINANCIAL STATEMENTS.

Nextera Enterprises, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$412	$597
Accounts receivable, net of allowances for customer deductions and doubtful accounts of $4,100 at September 30, 2007	741	—
Inventories	1,983	2,595
Due from supplier	—	127
Prepaid expenses and other current assets	328	260
Total current assets	3,464	3,579

Property and equipment, net	256	284
Goodwill	8,969	10,969
Intangible assets, net	12,377	12,827
Other assets	461	484
Total assets	$25,527	$28,143

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,876	$4,364
Revolver credit facility	2,750
Current portion of long-term debt	750	—
Total current liabilities	5,376	4,364

Long-term debt, net of current portion	8,750	11,718

Deferred taxes	416	236
Other long-term liabilities	934	1,334
Commitments and contingencies	—	—

Redeemable Preferred Stock, $0.001 par value. Liquidation preference of $100 per share:
Series B Cumulative Non-Convertible, 200,000 authorized shares designated, 25,801 and 0 issued and outstanding at September 30, 2007 and December 31, 2006, respectively.	1,869	—
Series C Cumulative Non-Convertible, 200,000 authorized shares designated, none outstanding at September 30, 2007 and December 31, 2006.	—	—

Stockholders’ equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized. Liquidation preference of $100 per share:
Series A Cumulative Convertible, 600,000 authorized shares designated, 55,398 and 52,429 issued and outstanding at September 30, 2007 and December 31, 2006, respectively.	5,540	5,243
Class A Common Stock, $0.001 par value, 95,000,000 shares authorized, 38,692,851 and 38,492,851 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively.	39	38
Class B Common Stock, $0.001 par value, 4,300,000 shares authorized, 3,844,200 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively.	4	4
Additional paid-in capital	165,711	165,218
Accumulated deficit	(163,112)	(160,012)
Total stockholders’ equity	8,182	10,491
Total liabilities and stockholders’ equity	$25,527	$28,143

See Notes to Condensed Consolidated Financial Statements

Nextera Enterprises, Inc.

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share amounts; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net sales	$1,709	$3,800	$7,101	$8,460
Cost of sales	820	1,282	3,020	3,639
Gross profit	889	2,518	4,081	4,821

Selling, general and administrative expenses	1,645	2,129	5,659	5,659
Amortization of intangible assets	276	146	808	329
Operating income(loss)	(1,032)	243	(2,386)	(1,167)

Interest income	—	23	6	178
Interest expense	(350)	(319)	(941)	(706)
Other income (expense)	(1)	—	1	—
Loss from continuing operations before income taxes	(1,383)	(53)	(3,320)	(1,695)

Provision (benefit) for income taxes	(340)	475	(220)	504
Loss from continuing operations	(1,043)	(528)	(3,100)	(2,199)

Income from discontinued operations	—	—	—	35
Net loss	(1,043)	(528)	(3,100)	(2,164)

Preferred stock dividends	(140)	(90)	(350)	(264)
Net loss applicable to common stockholders	$(1,183)	$(618)	$(3,450)	$(2,428)

Net loss per common share, basic and diluted
Continuing operations	$(0.03)	$(0.01)	$(0.08)	$(0.06)
Discontinued operations	(—)	(—)	(—)	(—)
Net loss per common share, basic and diluted	$(0.03)	$(0.01)	$(0.08)	$(0.06)

Weighted average common shares outstanding, basic and diluted	42,470	42,337	42,381	40,205

See Notes to Condensed Consolidated Financial Statements

Nextera Enterprises, Inc.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands; unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net loss	$(3,100)	$(2,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	52	36
Amortization of intangible assets	808	329
Provision for allowances and returns	1,033	—
Inventory write-down	163	—
Deferred taxes	180	504
Stock based compensation	184	175
Gain on sale of fixed assets	(1)	—
Change in operating assets and liabilities:
Accounts receivable	(2,481)	(1,043)
Inventories	449	843
Prepaid expenses and other assets	(151)	(126)
Accounts payable and accrued expenses	(2,054)	633
Net cash used in operating activities	(4,918)	(813)

Investing activities
Cash recovered from acquisition escrow	2,000	—
Acquisition of business, net of cash acquired	—	(22,967)
Purchase of intellectual property and licensing agreement	(276)	—
Purchase of fixed assets	(23)	(59)
Net cash provided by (used in) investing activities	1,701	(23,026)

Financing activities
Borrowing (payments) under revolving credit facility	532	2,068
Borrowings under term note	—	10,000
Payment of term note	—	(250)
Payment of note acquired in acquisition	—	(1,000)
Payment of debt issuance costs	—	(490)
Proceeds from issuance of note payable	2,500	—
Net cash provided by financing activities	3,032	10,328

Net decrease in cash and cash equivalents	(185)	(13,511)

Cash and cash equivalents at beginning of period	597	15,043
Cash and cash equivalents at end of period	$412	$1,532

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$730	640
Income Taxes	1	—
Non-cash financing activity:
Conversion of note payable to preferred stock and warrant	2,500	—

See Notes to Condensed Consolidated Financial Statements

NEXTERA ENTERPRISES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Nextera Enterprises, Inc. (“Nextera” or the “Company”) for the three months and nine months ended September 30, 2007 and 2006 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Mounte LLC (successor to Krest, LLC, Knowledge Universe LLC and Knowledge Universe, Inc., “Mounte”) controls a majority of the voting rights of the Company’s equity securities through its ownership of the Company’s Class A Common Stock, Class B Common Stock, Series A Cumulative Convertible Preferred Stock (“Series A Preferred”) and Series B Cumulative Non-Convertible Preferred Stock (“Series B Preferred”).

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company is a going concern. In March 2007, the Company voluntarily recalled certain products in its DermaFreeze365™ product line, resulting in adjustments to accounts receivable and inventory of $2.5 million and $0.2 million, respectively.  Primarily as a result of these factors, the Company negotiated revisions to its financial covenants for 2007 with its lender (see footnote 8).  The Company was successful in revising its financial covenants to provide for the deferral of certain covenants until 2008, as well as reducing the thresholds of other covenants that remain in effect throughout 2007.  Further, the Company entered into various agreements with certain of its shareholders to obtain $4.5 million in additional subordinated financing which was funded during March and April 2007 and further amended its credit facility in  November 2007 to obtain additional working capital bridge financing of $2.5 million (see footnote 8).  The Company’s forecast for 2007 anticipates compliance with all required financial covenants throughout 2007; however, management of the Company can provide no assurances that such compliance can be maintained.  Should future events occur that are not now anticipated, the Company could be in violation of some or all of its covenants in 2007 and in 2008.

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

Concentrations of credit risk with respect to accounts receivable exist due to a limited number of customers that make up the Company’s customer base. Three customers accounted for 82% of gross accounts receivable as of September 30, 2007. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances for doubtful accounts for specifically identified estimated losses resulting from the inability of its customers to make required payments. Gross sales (net sales prior to customer deductions) to the Company’s three largest customers made up 73% and 63% of total gross sales for the three-month and nine-month periods ending September 30, 2007.

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

Advertising, Promotion and Marketing

All costs associated with advertising, promoting and marketing (including promotions, direct selling, co-op advertising and media placement) of Company products are expensed as incurred and charged to selling, general and administrative expense. For the three months ended September 30, 2007 and 2006, advertising and promotion expenses were $0.2 million and $0.6 million, respectively. For the nine months ended September 30, 2007 and 2006, advertising and promotion expenses were $0.8 million and $1.6 million, respectively

Shipping and Handling Costs

Substantially all costs associated with shipping and handling of products to customers are included in selling, general and administrative expense. For the three months ended September 30, 2007 and 2006, shipping and handling costs were approximately $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2007 and 2006, shipping and handling costs were approximately $0.3 million and $0.3 million, respectively.

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

Basic and Diluted Earnings Per Common Share

The Company presents two earnings per share amounts: the basic earnings per common share and the diluted earnings per common share. Basic earnings per common share includes only the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. The dilutive effects of options, warrants and convertible securities are added to the weighted average shares outstanding in computing diluted earnings per common share. For the three and nine-month periods ended September 30, 2007 and 2006, basic and diluted earnings per common share are the same due to the antidilutive effect of potential common shares outstanding.

Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007.  The impact of adopting FIN 48 was not material to the Company’s financial position or results of operations. Excluding the federal benefits on state tax positions and federal and state benefits on interest which have been recorded as deferred income taxes, there are no unrecognized tax benefits.

There are no income tax examinations currently in process.

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

Comprehensive Loss

Other than the net loss incurred during the three-month periods ended September 30, 2007 and 2006, there were no additional material other components of comprehensive loss.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2006. The provisions of SFAS 158 are not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of SFAS 159 on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications were made to the 2006 financial statements in order that they may be consistent with the 2007 presentation.

3.              Acquisitions

Woodridge Labs, Inc

On March 9, 2006, the Company, through W Lab Acquisition Corp., the Company’s wholly owned subsidiary, acquired substantially all of the assets of Jocott. Jocott formerly operated under the name “Woodridge Labs, Inc.”  The assets of Jocott were acquired pursuant to an asset purchase agreement, which agreement is referred to as the “Woodridge Asset Purchase Agreement” in these financial statements. The acquisition of the assets of Jocott and all related transactions are referred to in these financial statements as the “Woodridge Transaction.”  Subsequently, W Lab Acquisition Corp. was renamed Woodridge Labs, Inc. As used in these financial statements, the term “Woodridge” refers to Jocott for all periods prior to March 9, 2006 and to the Company’s wholly owned subsidiary Woodridge Labs, Inc. from and after March 9, 2006. Woodridge’s financial results have only been included for the period subsequent to the acquisition date, March 9, 2006.

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
$25,214

The following table sets forth the unaudited pro forma results in thousands, except for share data, of the Company’s operations for the nine months ended September 30, 2006 as if the acquisition of Woodridge had been completed on January 1, 2006. The unaudited pro forma results are not indicative of what the actual results would have been had the acquisition been completed on January 1, 2006 nor do they purport to indicate the results of the future operations of Nextera.

Nine months ended September 30, 2006
Net sales	$10,639

Loss from continuing operations before income taxes	(110)

Net loss	(649)
Preferred stock dividends	(264)
Net loss applicable to common stockholders	$(385)

Weighted average common shares outstanding—basic and diluted	42,337

Basic and diluted loss per share	$(0.01)

The amortization of the inventory step-up, which represents an increase to the inventory to reflect its fair value (less selling profit) and results in an increase in cost of sales upon the sale of the inventory, has been excluded from the pro forma amounts as the costs are non-recurring.

LaVar Acquisition

On May 23, 2006, Woodridge entered into a purchase agreement with LaVar Holdings, Inc. (the “LaVar Purchase Agreement”), whereby Woodridge acquired the exclusive worldwide license rights, along with certain other assets and proprietary rights, to the Ellin LaVar Textures™ hair care product line and brand name. The total purchase price, which includes approximately $0.1 million of transactions costs, was approximately $0.5 million. Under the terms of the LaVar Purchase Agreement, Woodridge will pay a royalty to LaVar Holdings, Inc. with respect to certain future sales of products under the acquired trademarks.

Heavy Duty Acquisition

On March 8, 2007, Woodridge entered into a purchase agreement with Heavy Duty Company (the “Heavy Duty Purchase Agreement”), whereby Woodridge acquired the exclusive worldwide license rights, along with certain other assets and proprietary rights, to the Heavy Duty™ personal care product line and brand name. The total purchase price, which includes approximately $0.1 million of transactions costs, was approximately $0.3 million. Under the terms of the Heavy Duty Purchase Agreement, Woodridge will pay a royalty to the Heavy Duty Company with respect to certain future sales of products under the acquired trademarks.

4.              Inventories

Inventories, net of provision for obsolescence, consist of the following:

	September 30, 2007	December 31, 2006
	(In thousands)

Raw materials	$910	$1,217
Finished goods	1,073	1,378
	$1,983	$2,595

5.              Intangible Assets

Intangible assets consist of the following:

	September 30,	December 31,
	2007	2006
	(In thousands)

Goodwill	$8,969	$10,969

Trademarks and brands	2,200	2,200
Covenant not to compete	1,600	1,600
Customer relationships	9,200	9,200
Licensing agreements	785	489
Other	37	64
	13,822	13,553
Less: accumulated amortization	1,445	726
Intangible assets, net	$12,377	$12,827

The intangible assets, other than the covenant not to compete, are amortized over their estimated useful lives, which range from 10-20 years. The covenant not to compete is amortized over its contractual life of 9 years.

The estimated intangible amortization expense for the next five years is as follows:

Amortization Expense
(In thousands)

2007	$244
2008	936
2009	937
2010	936
2011	937
2012	936
Thereafter	7,451

6.              Property and Equipment

Property and equipment are stated at cost and are summarized by major classification as follows:

	September 30,	December 31,
	2007	2006
	(In thousands)

Equipment	$166	$182
Tools and dies	107	85
Software	17	25
Furniture and fixtures	26	53
Leasehold Improvements	19	19
	335	364
Less: accumulated depreciation	79	80
Property and equipment, net	$256	$284

7.              Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2007	December 31, 2006
	(In thousands)

Trade accounts payable	$422	$1,717
Accrued credit customer balances	834	1,859
Accrued payroll and compensation	176	129
Accrued legal, audit and annual report costs	178	134
Accrued severance	—	270
Accrued interest	130	65
Accrued commission	42	—
Other	94	190
	$1,876	$4,364

8.              Financing Arrangements

In connection with the acquisition of substantially all of the assets of Jocott, Nextera and Woodridge (as borrower) entered into a credit agreement on March 9, 2006 for a $15.0 million senior secured credit facility, which was originally comprised of a $10.0 million fully-drawn term loan and a four-year $5.0 million revolving credit facility (the “Credit Agreement”). The Credit Agreement was subsequently amended on March 29, 2007, April 17, 2007 and again on November 7, 2007.

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

On April 17, 2007, Nextera, Woodridge, the administrative agent and the lenders entered into an amendment agreement under the Credit Agreement (the “Second Amendment”). Under the terms of the Second Amendment, the revolving credit facility was reduced from $5.0 million to $2.75 million. Pursuant to the Second Amendment, the term loan and the revolving credit facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus 4.50%, or bank base rate plus 3.25%, as selected by Woodridge.

On November 7, 2007, Nextera, Woodridge, Mounte, the administrative agent and the lenders entered into an amendment agreement under the Credit Agreement (the “Third Amendment”). Under the terms of the Third Amendment, the Company obtained a bridge loan credit facility aggregating $2.5 million. Pursuant to the Third Amendment, the bridge loan facility , the term loan and the revolving credit facility will bear interest at the London Interbank Offered Rate (“LIBOR”) plus 5.0%, or bank base rate plus 4.0%, as selected by Woodridge. Outstanding borrowings under the bridge loan facility must be repaid with cash balances in excess of $500,000 through the final maturity of May 31, 2008. Outstanding borrowings under the term loan must be repaid in 4 quarterly payments, commencing March 31, 2008, with a final payment due on March 31, 2009, the maturity date of the term loan. The maturity date for the revolving credit facility is also March 31, 2009. The commitment fee on the revolving credit facility is payable quarterly at a rate of 0.50% of the unused amount of the revolving credit facility per annum. Additionally, the financial covenants were waived for periods prior to November 7, 2007 and modified thereafter.

The Company has an interest rate collar agreement to hedge the LIBOR interest rate risk on $5.0 million of the term loan. Under the terms of this agreement, the Company will pay a 6% fixed rate if the three-month LIBOR rate exceeds 6% and in return will receive the three-month LIBOR rate. In addition, if the three-month LIBOR rate falls below 5%, the Company will pay a 5% fixed rate and in return will receive the three-month LIBOR rate. The effect of this agreement is therefore to convert the floating three-month LIBOR rate to a fixed rate if the three-month LIBOR rate exceeds 6% or falls below 5%. The three-month LIBOR rate received under the agreement will substantially match the rate paid on the term loan since term loan currently bears interest at the six-month LIBOR rate. The fair value of the collar was ($56,000) at September 30, 2007.

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

Under the Credit Agreement, as amended, Nextera and Woodridge are subject to certain limitations, including limitations on their ability: to incur additional debt or sell assets, with restrictions on the use of proceeds; to make certain investments and acquisitions; to grant liens; and to pay dividends and make certain other restricted payments. In addition, Woodridge will be required to prepay principal amounts outstanding under certain circumstances if it issues debt or equity, sells assets or property, receives certain extraordinary receipts or generates excess cash flow. The Credit Agreement, as amended, also contains certain restrictive financial covenants, including minimum consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), minimum purchase order levels and maximum corporate overhead, as defined..

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

Long-term debt consists of the following (in thousands):

September 30, 2007
Term loan	$9,500
Revolving credit facility	—
9,500
Less: Current portion of long-term debt	750
$8,750

Future principal payments required in accordance with the terms of the Credit Agreement are as follows (in thousands):

Twelve months ending September 30,
2008	$750
2009	8,750
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

The Funding Agreement provides, subject to (i) any required consents or approvals of the lenders under the Credit Agreement and of any other persons whose consent or approval is required at the time under any credit or other contract or agreement to which Nextera, Woodridge or any of their affiliates is a party, (ii) any required consent of the holders of the outstanding Series A Preferred, and (iii) the approval of the Board; that, in the event that Nextera’s EBITDA for a fiscal year is greater than or equal to $7.0 million or is greater than or equal to $12.0 million for any two consecutive fiscal years, or any event happens that results in the exchange or redemption of, or payment of a liquidation preference with respect to, any of Nextera’s outstanding preferred stock (the “Triggering Event”), Nextera will take the following actions:

a)              Within 15 business days after the occurrence of a Triggering Event, Nextera will issue to Jocott additional shares of Cumulative Non-convertible Series B Preferred Stock (“Series B Preferred”) in addition to the shares of Series B Preferred issued in connection with the Note Conversion Agreement, at a price equal to $100 per share. The number of such additional shares to be issued to Jocott will be equal to the quotient obtained by dividing (i) the sum of (A) $1,000,000, plus (B) the Appreciation Amount defined below, by (ii) 100, and rounding down to the nearest whole share. Such shares of Series B Preferred will be issued to Jocott in consideration of Jocott’s irrevocable payment of the $2.0 million indemnity deposit and Jocott’s compromise and settlement of the past, pending and future specified claims. The “Appreciation Amount” means an amount equal to a deemed appreciation equal to (1) $1,000,000, multiplied by (2) seven percent (7%) per annum, compounded annually, calculated from the date that Jocott loaned the funds to Nextera pursuant to the promissory note issued by Jocott until the date of the issuance of the additional shares of Series B Preferred to Jocott.

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

9.              Share-Based Compensation

For the three months ended September 30, 2007 and 2006, the compensation cost charged against income was $0.03 million and $0.07 million, respectively. For the nine months ended September 30, 2007 and 2006, the compensation cost charged against income was $0.2 million and $0.2 million, respectively. As of September 30, 2007, there were approximately $0.2 million of unrecognized compensation costs related to non-vested share-based arrangements granted under the Company’s Amended and Restated 1998 Equity Participation Plan (the “Plan”). Those costs are expected to be recognized over a weighted-average period of approximately one year.

During the three months ended September 30, 2007, the Company granted stock options for an aggregate of 400,000 shares of Class A Common Stock under the Plan to a non-employee with an Independent Contractor agreement with KKG BodyFuel Foods Enterprises. The weighted-average grant-date fair value of options granted was $0.13 per share based on the Black-Scholes option-pricing model. The options expire ten years from the date of grant.

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2007 was estimated on the grant date using the Black-Scholes option-pricing model with the assumptions noted in the following table.  Expected volatilities are based on historical volatility of the Common Stock and other factors.  The expected term of options represents the period of time that options granted are expected to be outstanding and is derived from historical terms and other factors.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Nine months ended September 30, 2007

Risk-free interest rates	4.75%	-	5.10%
Expected lives (years)	3	-	5
Expected volatility	58.3%	-	118.9%
Dividend rate	0%

Stock Option Activity

Options granted, exercised, expired and forfeited under the Plan are as follows:

Stock Options	Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006	6,552,267	$1.62
Granted	1,651,168	0.24
Exercised	—	—
Forfeited or expired	1,375,000	1.25
Options Outstanding at September 30, 2007	6,828,435	$1.36	6.0	$—
Options vested and expected to vest at September 30, 2007	6,204,732	$1.46	5.0	$—
Options exercisable at September 30, 2007	5,286,977	$1.65	5.0	$—

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2007 and 2006 were $0.13 and $0.35, respectively. Intrinsic value is defined as the difference between the relevant current market value of the underlying common stock and the grant price for options with exercise prices less than the market values on such dates. There were no options exercised during the three months ended September 30, 2007 and 2006.

Options are granted at an exercise price equal to the fair market value at the date of grant. Information regarding stock options outstanding as of September 30, 2007 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$0.16 - $ 1.00	3,851,168	$0.41	7.9	2,309,710	$0.43
$1.01 - $ 3.00	2,762,267	$2.00	3.1	2,762,267	$2.00
$3.01 and up	215,000	$10.32	2.0	215,000	$10.32
	6,828,435	$1.36	6.0	5,286,977	$1.65

10.       Income Taxes

For the three months ended September 30, 2007 and 2006, the provision for federal and state taxes amounted to ($0.3) million and $0.5 million, respectively. For the nine months ended September 30, 2007 and 2006, the provision for federal and state taxes amounted to ($0.2) million and $0.5 million, respectively. During the three months ended September 30, 2006, $0.4 million was recorded for a potential tax liability which at the time was deemed probable. The period for review of this tax position expired in September 2007. Since the period for review has elapsed, the $0.4 million was reversed in the current period. The effective income tax rate reflects the book to tax difference from goodwill amortization. Additionally, income tax benefits from the available net operating losses are not reflected in the 2007 and 2006 provisions as the realization of these benefits is not deemed more likely than not.

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As used in this report, the terms “we,” “our,” “ours” and “us” refer to Nextera Enterprises, Inc, a Delaware Corporation, or Nextera, and its wholly owned subsidiaries. In addition, the term “Woodridge” refers to Jocott Enterprises, Inc., or Jocott for all periods prior to March 9, 2006, and to Woodridge Labs, Inc., a wholly owned subsidiary of Nextera, from and after March 9, 2006, unless the context indicates otherwise.

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

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to enable the reader of our financial statements to assess material changes in financial condition and results of operations between the three months and nine months ended September 30, 2007 and the three months and nine months ended September 30, 2006.

Nextera was incorporated in the state of Delaware in 1997. On March 9, 2006, Nextera, through W Lab Acquisition Corp., our wholly owned subsidiary, acquired substantially all of the assets of Jocott, which formerly operated under the name “Woodridge Labs, Inc.”  We refer to this acquisition and all related transactions in this report as the Transaction. Subsequently, our wholly owned subsidiary was renamed Woodridge Labs, Inc. As used in this report, the term “Woodridge” refers to Jocott for all periods prior to March 9, 2006 and to our wholly owned subsidiary Woodridge Labs, Inc. from and after March 9, 2006. Prior to the acquisition of the Woodridge assets, we had no business operations for the period from November 29, 2003 through March 8, 2006. Woodridge’s financial results have only been included for the period subsequent to the March 9, 2006 acquisition.

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

Product Recall

On March 13, 2007, our wholly-owned subsidiary, Woodridge, initiated a voluntary recall of certain of its DermaFreeze365™ products. This recall was a result of certain limited lots testing positive for the Pseudomonas aeruginosa bacteria. We made a provision for the recall in our consolidated financial statements as of and for the year ended December 31, 2006 whereby net sales and accounts receivable were reduced by $2.3 million and inventories were written down by $0.2 million through a charge to cost of sales. Additionally, we made an additional provision of $0.2 million during the three-month period ended March 31, 2007 for the expected customer charge-backs related to 2007 sales of the affected products. No additional provisions have been made for the recall during the three-month period ended September 30, 2007.

Secured Credit Facility

In connection with the acquisition of the Woodridge business on March 9, 2006, we entered into a senior secured credit facility, which was subsequently amended in March 2007, April 2007 and again on November 7, 2007. We refer to our amended senior secured credit facility in this report as the Credit Agreement. The Credit Agreement originally consisted of a $10 million fully-drawn term loan, of which approximately $9.5 million was outstanding at December 31, 2006, and a four-year $5.0 million revolving credit facility, of which approximately $2.2 million was outstanding on December 31, 2006. Under the terms of the April 2007 amendment, the revolving credit facility was reduced to $2.75 million. Under the terms of the November 2007 amendment, the Company obtained additional bridge loan financing of $2.5 million due no later than the final maturity of May 31, 2008. Additionally, the financial covenants were waived for periods prior to November 7, 2007 and modified thereafter. The maturities of the term loan and the revolving credit facility were also accelerated to March 31, 2009. At September 30, 2007, the revolving credit facility was fully drawn down. At September 30, 2007 the Company failed to meet certain conditions as described under the “Financing Arrangements” to the Note to Unaudited Condensed Consolidated Financial Statements.

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

Comparison of the Three Months Ended September 30, 2007 and 2006

Net Sales. Sales are recorded net of estimated returns and other allowances. The provision for sales returns represents management’s estimate of future returns based on historical experience and considering current external factors and market conditions. Net sales for the three months ended September 30, 2007 decreased $2.1 million, or 55%, to $1.7 million from $3.8 million for the same period last year. The net sales decrease in the current period related to a decrease in both unit quantities shipped of 22%, and an average unit price decrease of 23%, as well as an increase in customer credits of  $0.1 million. Additionally, $1.7 million of the decrease in net sales relates to the sales of the Virtual Laser product line in the third quarter of 2006.

Gross Profit. Gross profit for the three months ended September 30, 2007 decreased $1.6 million, or 65% to $0.9 million from $2.5 million for the same period last year. Included within gross profit for the three months ended September 30, 2006 was a $0.1 million charge associated with the amortization of the step up to fair value in the inventory acquired from Woodridge, as required by SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142. Eliminating the prior year step up to fair value charge of $0.1 million, the comparative gross profit for the three-months ended September 30, 2007 decreased $1.7 million, or 66% from $2.6 million for the same period last year. The decline in gross profit is due to the lower volume of sales of lower margin products, increased customer credits, increased labor costs as well as an increase in charges for inventory reserves during the three-months ended September 30, 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2007 decreased $0.5 million, or 23%, to $1.6 million from $2.1 million for the same period last year. The decrease is due to decreased spending for selling and advertising expense of $0.5 million, decrease in labor and facility costs of $0.1 million related to the transfer of the corporate offices from Boston, offset by an increase in legal and accounting professional service fees of $0.1 million.

Amortization of Intangible Assets. Amortization of intangible assets for the three months ended September 30, 2007 increased to $0.3 million or, 89%, from $0.2 million for the same period last year.

Interest Expense. Interest expense was consistent at $0.3 million for the three months ended September 30, 2007 and for the same period last year. The interest expense is attributable to the credit facility that we entered into on March 9, 2006 to partially fund the Woodridge acquisition. Our debt bears interest at the London Interbank Offered Rate or LIBOR plus 4.50%.

Provision for Income Taxes. For the three months ended September 30, 2007, our benefit from federal and state taxes amounted to $0.3 million compared to a provision of $0.5 million for the same period in 2006. The decrease in the tax provision of $0.8 million is primarily the result of the reversal of valuation allowances in which the period for examination has expired. The effective income tax rate reflects the book to tax difference from goodwill amortization. Additionally, income tax benefits from the available net operating losses are not reflected in the 2007 and 2006 provisions as the realization of these benefits is not deemed more likely than not.

Comparison of the Nine Months Ended September 30, 2007 and 2006

Net Sales. Sales are recorded net of estimated returns and other allowances. The provision for sales returns represents management’s estimate of future returns based on historical experience and considering current external factors and market conditions. Net sales for the nine months ended September 30, 2007 decreased $1.4 million, or 16%, to $7.1 million from $8.5 million for the same period last year. The net sales decrease in the current period related to a decrease in both unit quantities shipped of 19%, and an average unit price decrease of 19%, as well as an increase in customer credits of $0.5 million or 20%. Net sales for the nine months ended September 30, 2006 reflect the operating results of the Woodridge business only from the March 9, 2006 acquisition to September 30, 2006. The 2007 net sales include a $0.2 million charge for expected returns related to the March 2007 voluntary recall of certain DermaFreeze365™ products sold during the nine months ended September 30, 2007.

Gross Profit. Gross profit for the nine months ended September 30, 2007 decreased $0.7 million, or 15% to $4.1 million from $4.8 million for the same period last year. Gross profit in the 2006 period only includes operating activity for the post-Woodridge acquisition period from March 9, 2006 to September 30, 2006. The 2007 gross profit includes a $0.2 million charge for expected returns related to the March 2007 product recall of related products sold during the nine months ended September 30, 2007. Included within gross profit for the period ended September 30, 2006 is a $1.4 million charge associated with the amortization of the step up to fair value in the inventory acquired from Woodridge, as required by SFAS 142.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2007 and 2006 was consistent at $5.7 million. Selling, general and administrative expenses for the nine months ending September 30, 2006 reflect the operating results of the Woodridge business only from the March 9, 2006 acquisition to September 30, 2006. Although spending was consistent year over year, the composition of spending changed due to lower spending for advertising and other sales related costs of $0.9 million, offset by higher spending for legal and accounting professional services of $0.1 million, higher spending for labor and consulting cost of $0.3 million and higher facilities cost of $0.5 million.

Amortization of Intangible Assets. Amortization of intangible assets for the nine months ended September 30, 2007 increased $0.5 million to $0.8 million from $0.3 million for the same period last year. The increase from the 2006 relates to the full nine months amortization of the intangible assets acquired as part of the Woodridge acquisition.

Interest Expense. Interest expense for the nine months ended Sept 30, 2007 increased $0.2 million, or 25% to $0.9 million from $0.7 million for the same period last year. The interest expense is attributable to the Credit Agreement that we entered into on March 9, 2006 to partially fund the Woodridge acquisition. Our debt bears interest at LIBOR plus 4.50%.

Income Taxes. For the nine months ended September 30, 2007, our benefit from federal and state taxes amounted to $0.2 million compared to a provision of $0.5 million for the same period in 2006. The decrease in the tax provision of $0.7 million is primarily the result of the release of certain unrecognized tax benefits in which the period for examination has expired. The effective income tax rate reflects the book to tax difference from goodwill amortization. Additionally, income tax benefits from the available net operating losses are not reflected in the 2007 and 2006 provisions as the realization of these benefits is not deemed more likely than not.

Liquidity and Capital Resources

Working capital was deficit a $1.9 million on September 30, 2007, compared with a working capital of deficit $0.8 million on December 31, 2006. Included in working capital were cash and cash equivalents of $0.4 million and $0.6 million on September 30, 2007 and December 31, 2006, respectively.

Net cash used in operating activities was $4.9 million for the nine months ended September 30, 2007. Included in the net cash used in operating activities was the net loss of $3.0 million. Non-cash operating charges including depreciation, amortization, compensation expense and reserves were $2.4 million were offset by $4.3 million of changes in operating assets and liabilities.

Net cash provided in investing activities was $1.7 million for the nine months ended September 30, 2007, $2.0 million relating to cash received from the Woodridge acquisition escrow account, offset by $0.3 million relating to the purchase of the Heavy Duty intellectual property and issuance costs.

Net cash provided in financing activities was $3.0 million for the nine months ended September 30, 2007, $2.5 million relating to cash recovered from the issuance of a note payable and $2.7 million relating to the draw down of the credit revolver, offset by $2.2 million relating to the paydown of the revolving credit agreement.

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

On April 17, 2007, we entered into an amendment agreement under the Credit Agreement (the “Second Amendment”). Under the terms of the Second Amendment, the revolving credit facility was reduced from $5.0 million to $2.75 million. Pursuant to the Second Amendment, the term loan and the revolving credit facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus 4.50%, or bank base rate plus 3.25%, as selected by Woodridge.

On November 7, 2007, we entered into an amendment agreement under the Credit Agreement (the “Third Amendment”). Under the terms of the Third Amendment, we obtained a bridge loan credit facility aggregating $2.5 million. Pursuant to the Third Amendment, the bridge loan facility, the term loan and the revolving credit facility will bear interest at the London Interbank Offered Rate (“LIBOR”) plus 5.0%, or bank base rate plus 4.0%, as selected by us. Outstanding borrowings under the bridge loan facility must be repaid with cash balances in excess of $500,000 through the final maturity of May 31, 2008. Outstanding borrowings under the term loan must be repaid in 4 quarterly payments, commencing March 31, 2008, with a final payment due on March 31, 2009, the maturity date of the term loan. The maturity date for the revolving credit facility is also March 31, 2009. The commitment fee on the revolving credit facility is payable quarterly at a rate of 0.50% of the unused amount of the revolving credit facility per annum. Additionally, the financial covenants were waived for periods prior to November 7, 2007 and modified thereafter.

We have an interest rate collar agreement to hedge the LIBOR interest rate risk on $5.0 million of the term loan. Under the terms of this agreement, we will pay a 6% fixed rate if the three-month LIBOR rate exceeds 6% and in return will receive the three-month LIBOR rate. In addition, if the three-month LIBOR rate falls below 5%, we will pay a 5% fixed rate and in return will receive the three-month LIBOR rate. The effect of this agreement is therefore to convert the floating three-month LIBOR rate to a fixed rate if the three-month LIBOR rate exceeds 6% or falls below 5%. The three-month LIBOR rate received under the agreement will substantially match the rate paid on the term loan since term loan currently bears interest at the six-month LIBOR rate. The fair value of the collar was ($56,000) at September 30, 2007.

Under the Credit Agreement, as amended, we are subject to certain limitations, including limitations on our ability: to incur additional debt or sell assets, with restrictions on the use of proceeds; to make certain investments and acquisitions; to grant liens; and to pay dividends and make certain other restricted payments. In addition, we will be required to prepay principal amounts outstanding under certain circumstances if it issues debt or equity, sells assets or property, receives certain extraordinary receipts or generates excess cash flow. The Credit Agreement, as amended, also contains certain restrictive financial covenants, including minimum consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), minimum purchase order levels and maximum corporate overhead, as defined..

Upon the occurrence of certain events of default, our obligations under the Credit Agreement may be accelerated and the lending commitments terminated. Such events of default include, but are not limited to: (i) our failure to pay principal or interest when due, (ii) our breach or failure to perform any of the covenants or obligations set forth in the Credit Agreement, which for certain covenants and obligations is subject to a 30-day cure period, (iii) the acceleration of certain other indebtedness of Woodridge, (iv) our filing of a petition in bankruptcy, (v) the entry of a judgment or a court order against us in excess of certain specified dollar thresholds, (vi) a reduction below certain levels in the ownership or economic interests of our existing significant stockholders in the aggregate or (vii) Mr. Millin ceasing to be a member of our board of directors or the chief executive officer of Woodridge prior to March 9, 2010, except for certain specified reasons.

Funding Agreement and Note Conversion Agreements

On April 16, 2007, we entered into a Funding Agreement with Woodridge, Mounte and Jocott (the “Funding Agreement”). Under the terms of the Funding Agreement, Mounte and Jocott loaned us the principal sums of $1.5 million and $1.0 million respectively, pursuant to individual promissory notes. The notes accrued interest at an annual rate of 7% with principal payable at the maturity date of April 1, 2012. We were prohibited from paying interest in cash on these notes under the terms of our Credit Agreement. Accordingly, interest was accrued and added to the principal balance of the notes. The notes, including accrued interest, were exchanged in connection with the Note Conversion Agreement discussed below.

The Funding Agreement provides, subject to (i) any required consents or approvals of the lenders under the Credit Agreement and of any other persons whose consent or approval is required at the time under any credit or other contract or agreement to which we, Woodridge or any of our affiliates is a party, (ii) any required consent of the holders of the outstanding Series A Preferred, and (iii) the approval of the Board; that, in the event that our EBITDA for a fiscal year is greater than or equal to $7.0 million or is greater than or equal to $12.0 million for any two consecutive fiscal years, or any event happens that results in the exchange or redemption of, or payment of a liquidation preference with respect to, any of our outstanding preferred stock the Triggering Event, we will take the following actions:

a)              Within 15 business days after the occurrence of a Triggering Event, we will issue to Jocott shares of Series B Preferred in addition to the shares of Series B Preferred issued in connection with the Note Conversion Agreement, at a price equal to $100 per share. The number of such additional shares to be issued to Jocott will be equal to the quotient obtained by dividing (i) the sum of (A) $1,000,000, plus (B) the Appreciation Amount defined below, by (ii) 100, and rounding down to the nearest whole share. Such shares of Series B Preferred will be issued to Jocott in consideration of Jocott’s irrevocable payment of the $2.0 million indemnity deposit and Jocott’s compromise and settlement of the past, pending and future specified claims. The “Appreciation Amount” means an amount equal to a deemed appreciation equal to (1) $1,000,000, multiplied by (2) seven percent (7%) per annum, compounded annually, calculated from the date that Jocott loaned the funds to us pursuant to the promissory note issued by Jocott until the date of the any issuance of the additional shares of Series B Preferred to Jocott.

b)             Within 15 business days after the occurrence of a Triggering Event, we will also issue to Jocott the same number of shares of our Series C Cumulative Non-Convertible Preferred Stock or Series C Preferred, as the number of additional shares of Series B Preferred issued to Jocott. The Series C Preferred will (i) be issued at a price equal to $100 per share, (ii) have a liquidation preference equal to $100 per share and (iii) provide for a 7% paid-in-kind dividend. The Series C Preferred will not be convertible into any other securities of ours and the Series C Preferred will rank (i) junior to the Series A Preferred as to the payment of dividends and as to the distribution of assets upon liquidation, dissolution or winding up, and (ii) on a parity with the Series B Preferred as to the payment of dividends and the Special Redemption Right noted below, but rank junior to the Series B Preferred as to the distribution of assets upon liquidation, dissolution or winding up. The Series C Preferred will be structured so as to comply with any applicable restrictions in any credit or other contract or agreement to which we, Woodridge or any of our affiliates is a party. Such shares of Series C Preferred will be issued to Jocott in consideration of Jocott’s irrevocable payment of the $2.0 million indemnity deposit and Jocott’s compromise and settlement of the past, pending and future specified claims.

c)              We will grant to the holders of Series A Preferred, Series B Preferred and Series C Preferred the right or the Special Redemption Right, the exercise of which is conditioned upon the occurrence of a Triggering Event, the request of the holders and the approval of our board of directors,  to redeem all or a portion of the shares of the Preferred Stock held by such holders at a redemption price equal to $100 per share (plus any applicable accrued but unpaid dividends on the shares so redeemed). The Special Redemption Right of the holders of Series A Preferred will be senior and prior to the Special Redemption Rights of the holders of Series B Preferred and Series C Preferred, and the Special Redemption Rights of the holders of Series B Preferred and Series C Preferred will be on a parity with each other.

Additionally, under the provisions of the Funding Agreement, in connection with and at the time of the issuance of any Series B Preferred and/or Series C Preferred, we will issue warrants to purchase our Class A Common Stock at an exercise price of $0.50 per share (the “Warrants”) to the holder of such Series B Preferred and/or Series C Preferred. The number of shares of our Class A Common Stock for which such warrants will be exercisable will be equal to (i) with respect to notes redeemed or exchanged for Series B Preferred , the product of (A) the outstanding principal balance plus all accrued but unpaid interest that was redeemed or exchanged, multiplied by (B) two (2); (ii) 2,000,000 shares with respect to the Series B Preferred Stock issued upon the occurrence of a Triggering Event (when and if such Series B Preferred is issued), and (iii) 2,000,000 shares with respect to the Series C Preferred issued upon the occurrence of a Triggering Event (when and if such Series C Preferred is issued). The Warrants will have a ten (10) year term and have customary piggyback registration rights and anti-dilution rights and other rights with respect to specified events, all as determined by our board of directors.

On June 15, 2007, we entered into a Note Conversion Agreement whereby we exchanged all outstanding principal and accrued interest owed to Mounte and Jocott pursuant to individual promissory notes executed in connection with the Funding Agreement for 15,169 and 10,113 shares, respectively, of Nextera’s Series B Preferred, together with a cash payment in lieu of fractional shares. The Series B Preferred was issued at a price of $100 per share, has a liquidation preference of $100 per share, provides for a 7% per annum cumulative paid-in-kind dividend, and entitles its holders to a number of votes equal to the number of shares held. The Series B Preferred is not convertible into any of our other securities and ranks junior to the Series A Preferred Stock as to the payment of dividends, the issuance of a special redemption, and the distribution of assets upon liquidation, dissolution or winding up. The Series B Preferred is structured so as to qualify as “Permitted Equity Interests” as such term is defined in our Credit Agreement, as amended.

In connection with the issuance of Series B Preferred, we also issued a Class A Common Stock Purchase Warrant to each of Mounte and Jocott, pursuant to the terms of a Funding Agreement. Under such Warrants, we granted Mounte and Jocott the right to purchase 3,033,945 and 2,022,630 shares, respectively, of our Class A Common Stock at an exercise price of $0.50 per share, exercisable at any time at the option of the holder. The Warrants have a ten- (10) year  term and have customary piggyback registration rights and anti-dilution rights with respect to specified events. The fair value of the warrants has been determined to be $647,000. This amount was calculated using the Black-Scholes pricing model with the following assumptions: 118.9% volatility; expected term of 10 years; 5.10% risk-free rate; and 0% dividend.

The Series B Preferred is classified as mezzanine equity as the Special Redemption Right is effectively redeemable at the option of the holder and ais not solely within the control of the issuer. The initial carrying amount of the Series B Preferred is the fair value at issuance. The Series B Preferred will not be accreted to the redemption value of $2.5 million until redemption is considered probable. The 7% paid-in-kind dividend accrues to the carrying value of the Series B Preferred.

Certain Contractual Obligations, Commitments and Contingencies

The following summarizes our significant contractual obligations and commitments at September 30, 2007 that impact our liquidity.

	Payments due by Period
Contractual Obligations (in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt	$9,500	$750	$8,750	$—	$—
Leases	1,702	445	862	395	—
Total	$11,202	$1,195	$9,612	$395	$—

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

Revenue Recognition, Allowances for Sales Returns and Markdowns – We recognize sales when title and risk of loss transfer to the customer, the sales price is fixed or determinable and collection of the resulting receivable is probable. Sales are recorded net of estimated returns and other allowances. Our provision for sales returns represents management’s estimate of future returns based on historical experience and considering current external factors and market conditions.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

As of September 30, 2007, we had $9.5 million in floating rate debt under the term loan of our Credit Agreement. Changes in interest rates would not significantly affect the fair value of our outstanding indebtedness. Our term loan currently bears interest at the six-month LIBOR rate plus 4.50%. Our revolving credit facility bears interest at different rates, ranging from one-month and three-month LIBOR plus 4.50% to base rate plus 3.25%. We have an interest rate collar agreement pertaining to $5.0 million of our term loan with respect to the three-month LIBOR rate, which effectively caps the rate at 6% and provides for a 5% floor. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.12 million.

Foreign Currency Risk

We are not currently exposed to foreign currency risk because we do not currently have material business operations in foreign countries or any related sales and expenses

ITEM 4.    CONTROLS AND PROCEDURES.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2007.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 24, 2007, Nextera issued shares of  Class A Common Stock to KKG BodyFuels Foods in connection with  Independent Contractor Agreement. which transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D. Nextera previously disclosed these transactions in a Quarterly Report on Form 10-Q dated June 30, 2007 filed with the SEC on August 13, 2007, which disclosure is incorporated herein by reference.

ITEM 6.     EXHIBITS.

(a)          Exhibits

10.1(1)

Amendment Agreement under the Woodridge Labs Credit Agreement dated as of November 7, 2007 by and among Nextera Enterprises, Inc., Woodridge Labs, Inc. the lenders party thereto and NewStar Financial, Inc. (as administrative agent for the lenders)

31.1 *	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1***	Section 1350 Certification
32.2***	Section 1350 Certification

(1)                                        Filed as an exhibit to Nextera’s Current Report on Form 8-K dated November 9, 2007 filed wit the SEC on November 9, 2007.

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

NEXTERA ENTERPRISES, INC.
(Registrant)

Date: November 14, 2007	By: /s/ Joseph J. Millin
Joseph J. Millin
President
(Principal Executive Officer)

Date: November 14, 2007	By: /s/ Antonio Rodriquez
Antonio Rodriquez
Chief Financial Officer
(Principal Financial Officer)