Form 10-K
period 2007-12-31
NEXTERA ENTERPRISES INC
filed 2008-05-14
CIK 1070534

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐  NO ☒(1)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☐  NO ☒

As of June 30, 2007 (the last business day of the registrant’s recently completed second fiscal quarter), the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant was approximately $3,854,779, based on the closing price of the Company’s Class A Common Stock as quoted on the OTC Bulletin Board on June 30, 2007 of $0.18 per share. The quotations on the OTC Bulletin Board reflect  inter-dealer  prices,  without  retail  mark-up, mark-down or commission and may not represent actual transactions.

As of March 31, 2008, 38,692,851 shares of registrant’s Class A Common Stock, $0.001 par value, were outstanding and 3,844,200 shares of registrant’s Class B Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

(1) The registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act, because as of January 1, 2008 it had fewer than 300 shareholders of record.

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

Factors that could cause our actual results to differ materially include, but are not limited to:

•	There is substantial doubt about our ability to continue as a going concern;

•	We are currently in default of financial covenants and payment obligations under our Credit Agreement;

•	Nextera is a holding company with no business operations of its own;

•	All of the shares of Woodridge stock are pledged and substantially all of Woodridge’s assets are subject to liens to secure obligations under the Credit Agreement;

•	We initiated a voluntary recall of certain of our DermaFreeze365™ products and the effects of the recall may have a material adverse effect on our business, operations and financial condition;

•	The loss of key personnel and the difficulty of attracting and retaining qualified personnel could harm our business and results of operations;

•	We depend on a limited number of customers for a large portion of our net sales and the loss of one or more of these customers could reduce our net sales;

•	We face significant competition within our industry, and we are not as financially strong or large as many of our competitors;

•	We may be subject to claims of infringement regarding products or technologies that are protected by trademarks, patents and other intellectual property rights;

•	To service our indebtedness and fund our working capital requirements, we will require significant amounts of cash;

•	We rely on third parties for all of our product manufacturing requirements;

•	Our ability to utilize our net operating loss carryforwards may be limited or eliminated in its entirety;

•	Our common stock does not trade on an established trading market, which makes our common stock more difficult to trade and more susceptible to price volatility; and

•	Other factors detailed in Item 1A. “Risk Factors” below.

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

In connection with the acquisition of the Woodridge Labs business on March 9, 2006, we entered into a senior secured credit facility, which was subsequently amended in March 2007, April 2007 and November 2007. We refer to our amended senior secured credit facility in this report as the Credit Agreement. The Credit Agreement originally consisted of a $10.0 million fully-drawn term loan, of which approximately $9.5 million was outstanding at December 31, 2007, and a four-year $5.0 million revolving credit facility. Under the terms of the April 2007 amendment, the revolving credit facility was reduced to $2.75 million, which was fully drawn at December 31, 2007.

Under the terms of the November 2007 amendment, we obtained a bridge loan credit facility aggregating $2.5 million. The bridge loan facility must be repaid with cash balances in excess of $500,000 through the final maturity of May 31, 2008. Outstanding borrowings under the term loan must be repaid in four quarterly payments, commencing March 31, 2008, with a final payment due on March 31, 2009, the maturity date of the term loan. The maturity date for the revolving credit facility is also March 31, 2009.  The Credit Agreement, as amended, also contains certain restrictive financial covenants, including minimum consolidated earnings before interest, taxes, depreciation and amortization (or, EBITDA), minimum purchase order levels and maximum corporate overhead, as defined therein.

On March 31, 2008, an installment of principal of the term loans in an aggregate amount equal to $250,000, which we refer to as the March 31 Installment, became due and payable under the Credit Agreement.  The March 31 Installment remains unpaid.  Additionally, we have furnished the lenders of the Credit Agreement with financial information showing that we failed to comply with the minimum consolidated EBITDA financial covenant that applied to the measurement period ending January 31, 2008.  As a consequence of the failure to pay the March 31 Installment, and the failure to comply with this financial covenant, events of default have occurred under the Credit Agreement.  No cure periods or grace periods are applicable to these events of default.  The events of default have not been waived and are continuing under the Credit Agreement.  Note 15 to the accompanying consolidated financial statements describes a proposed transaction to satisfy the obligations under the Credit Agreement, but we cannot be assured that the proposed transaction will be consummated on the terms described therein or at all.

As shown in the accompanying consolidated financial statements, we have incurred recurring net losses and have an accumulated deficit of $175.5 million, stockholders’ deficit of $4.2 million and a working capital deficiency of $12.8 million as of December 31, 2007.  Additionally, as described above and in more detail in Notes 8 and 15 to the accompanying consolidated financial statements, we are in default of our Credit Agreement and on April 16, 2008, we executed a non-binding Letter of Intent to sell substantially all of the assets of our sole operating subsidiary, Woodridge, to a company owned by the secured lenders in satisfaction of the obligations under the Credit Agreement.  Should the proposed sale described in Note 15 be consummated, we would be left with no operating assets to generate cash flows.  Should the proposed sale not be consummated, we would seek alternative debt or equity financing.  To the extent alternative financing was not available, we would likely need to cease operations.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that may result for the outcome of this uncertainty.

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

Our products are marketed at retail under the following core brands: Vita-K Solution®, DermaFreeze365™, Ellin LaVar Textures™, Heavy Duty™, Skin Appetit™, 40 Carrots™, Virtual Laser™, Psssssst®, Stoppers-4®, Bath Lounge™, Vita-C2™, Firminol-10® and TurboShave®. With our portfolio of products, we offer consumers affordable alternatives to expensive dermatologist treatments, while also offering retailers profitable and in-demand products. Our products can currently be found in over 22,000 retail locations across the United States and Canada. For the fiscal year ended December 31, 2007, our top customers included Walgreens, CVS, and Rite-Aid.

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

Our major brands are described below:

Vita-K Solution

Vita-K Solution is marketed as a line of symptom-specific products that utilize vitamin K to provide cosmetic remedies. Since its retail launch in 1998, the Vita-K Solution brand continues to be our top selling product line with the greatest number of individual products. Gross sales for the Vita-K Solution product line comprised 42% and 37% of total Woodridge gross sales for 2007 and 2006, respectively.

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

DermaFreeze 365

DermaFreeze365 Instant Line Relaxing Formula is marketed as an anti-line and wrinkle cream based on GABA-BIOX technology that was launched by Woodridge during the first quarter of 2005. The product offers consumers the benefits of two anti-aging compounds:  Gamma-Amino Butyric Acid, a new ingredient in modern skin care technology, and BioxiLift which is believed to produce a cumulative reduction in the appearance of fine lines and wrinkles. We currently offer DermaFreeze products for the face, neck and chest, and lip areas and have several DermaFreeze365 brand extensions currently in development. The DermaFreeze 365 product line represented 26% and 29% of the gross sales of the Woodridge business in 2007 and 2006, respectively.

On March 13, 2007, Woodridge initiated a voluntary recall of all lots of its DermaFreeze365™ Instant Line Relaxing Formula (UPC Codes 6-05923-36501-6, 6-05923-36502-3 and 6-05923-10563-6) and DermaFreeze365™ Neck & Chest (UPC Code 6-05923-36503-0) products. This recall was a result of certain products from two lots testing positive for the Pseudomonas aeruginosa bacteria, exposure to which may result in potential illness for persons who are immuno-compromised. Woodridge Labs is working with the third party manufacturer of the affected products to identify the source of the contamination in order to ensure that DermaFreeze365™ Instant Line Relaxing Formula and Neck & Chest products will be safe for future use. We have made a provision for the recall in our consolidated financial statements as of and for the year ended December 31, 2006 included in this report whereby net sales were reduced by $2.3 million and inventories were written down by $0.3 million. Additionally, customer charge-backs related to 2007 sales of the affected products approximated $0.6 million in 2007.

Ellin LaVar Textures

Ellin LaVar Textures was created by celebrity stylist Ellin LaVar to address the health and condition of hair and scalp on a daily basis. Ellin LaVar Textures was introduced in March 2005 and was designed exclusively for those who struggle with hair that is coarse, dry, curly or frizzy. We acquired the 12 piece line in May of 2006 and entered into an exclusive agreement to sell the Ellin LaVar brand to CVS. Ellin LaVar Textures products include: OptiMoist Shampoo, SatinSoft Conditioner, LiquidGlass, PenetratingBalm, ReconstructMasque, ThermMist, NourishOil, DetangleMist, LiquidMotion, InstantShine, ScalpRx, and NaturalControl. We started shipping Ellin LaVar products to CVS in January 2007 and the line represented 8% of the gross sales of the Woodridge business in 2007.

Skin Appetit

Skin Appétit was developed in connection with renowned nutritionist Keri Glassman, MS, RD, CDN, as the recipe for ageless skin. Skin Appétit products are formulated with an exclusive Nutrx8Complex which contains eight extracts including blueberries, cantaloupe, red grapes, creamy yogurt, wild honey, figs, walnuts and dark cocoa chocolate, as well as other ingredients, such as vitamin B5, vitamin E, macadamia seed oil, vitamin C, aloe and tea tree oil. Ms. Glassman is the president of KKG Body Fuel Enterprises, Inc., a nutrition counseling and consulting practice, and the founder and president of KeriBar, a nutrition snack bar company. Keri is also the author of nutritional diet books. The Skin Appétit product line was introduced in December of 2007.

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

Customers

Our principal customers include chain drugstores, mass volume retailers, national mass merchandisers and grocery chains. In the year ended December 31, 2007, our three largest customers represented approximately 69% of our gross sales, and have all been our customers for at least five years.

Our products are predominately sold in the drugstore channel, and we have developed a strategic working relationship with our drugstore channel customers. Our customer relationships provide us with a number of important benefits, such as facilitating new product introductions and access to adequate shelf space.

Our principal customer relationships in the year ended December 31, 2007 included Walgreens, CVS, and Rite Aid, who accounted for 19%, 13%, and 37% of gross sales, respectively. No other customer accounted for more than 10% of gross sales in the year ended December 31, 2007. As is customary in the personal care industry, we generally do not enter into long-term or exclusive contracts with our customers. Sales to customers are generally made pursuant to purchase orders, and as a result none of our customers are under an obligation to continue purchasing products from us in the future. We expect that Walgreens, CVS, and Rite Aid and a small number of other customers will continue to account for a large portion of our net sales.

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

Intellectual Property

We have registered, or have pending applications for the registration of, our Vita-K Solution®, DermaFreeze 365®, Ellin LaVar Textures™, Skin Appetit™, 40 Carrots™, Virtual Laser™, Psssssst®, Stoppers-4®, Bath Lounge™, Firminol-10®, TurboShave®, GABA-BIOX™, GABA-BIOX Lifting Complex™, Pre-Kini™, The Skin Firming Miracle in a Bottle™, Under Eyebryten™, Wrinkl-eez™ and other trademarks and brand names in the United States, as well as in certain foreign countries. We have an exclusive license from the University of Medicine and Dentistry of New Jersey with respect to U.S. Patent #6,187,822 regarding topical vitamin K delivery systems that was filed on June 11, 1999 and expires 20 years from that date. We also have a patent pending in the United States for Gamma-Amino Butyric Acid Composition, U.S. Patent Application #11/072184.

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

Employees

As of December 31, 2007, we had 27 employees, of whom 24 were full-time employees and 3 were part-time employees. None of our employees are represented by a union or subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Segments and Geographical Information

We operate in a single market segment. As of and for the years ended December 31, 2007, substantially all of our revenues and long-lived assets related to operations in the United States.

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

There is substantial doubt about our ability to continue as a going concern.

We have suffered recurring losses from operations and had an accumulated deficit of $175.5 million, a stockholder’s deficiency of $4.2 million and a working capital deficit of $12.8 million that raises substantial doubt about our ability to continue as a going concern. Also, as described in more detail below and in Note 8 to the accompanying consolidated financial statements, we are in default of our Credit Agreement.  Additionally, Note 15 to the accompanying consolidated financial statements describes a proposed transaction to sell substantially all of the Woodridge assets in order to satisfy our obligations under the Credit Agreement. Should the sale be consummated, we would be left with no operating assets to generate cash flows. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

We are currently in default of the terms of our Credit Agreement.

In connection with the acquisition of the Woodridge Labs business on March 9, 2006, we entered into a Credit Agreement, which was subsequently amended in March 2007, April 2007 and November 2007.  The Credit Agreement originally consisted of a $10.0 million fully-drawn term loan, of which approximately $9.5 million was outstanding at December 31, 2007, and a four-year $5.0 million revolving credit facility.  Under the terms of the April 2007 amendment, the revolving credit facility was reduced to $2.75 million, which was fully drawn at December 31, 2007.

Under the terms of the November 2007 amendment, we obtained a bridge loan credit facility aggregating $2.5 million. The bridge loan facility must be repaid with cash balances in excess of $500,000 through the final maturity of May 31, 2008. Outstanding borrowings under the term loan must be repaid in four quarterly payments, commencing March 31, 2008, with a final payment due on March 31, 2009, the maturity date of the term loan. The maturity date for the revolving credit facility is also March 31, 2009.  The Credit Agreement, as amended, also contains certain restrictive financial covenants, including minimum consolidated EBITDA, minimum purchase order levels and maximum corporate overhead, as defined therein.

On March 31, 2008, an installment of principal of the term loan in an aggregate amount equal to $250,000 became due and payable under the Credit Agreement.  The March 31 Installment remains unpaid.  Additionally, we have furnished the lenders of the Credit Agreement with financial information showing that we failed to comply with the minimum consolidated EBITDA financial covenant applicable to the measurement period ending January 31, 2008.  As a consequence of the failure to pay the March 31 Installment, and the failure to comply with this financial covenant, events of default have occurred under the Credit Agreement.  No cure periods or grace periods are applicable to these events of default.  The events of default have not been waived and are continuing under the Credit Agreement.  Note 15 to the accompanying consolidated financial statements describes a proposed transaction to satisfy the obligations under the Credit Agreement, but we cannot be assured that the proposed transaction will be consummated on the terms described therein or at all.

Nextera is a holding company with no business operations of its own.

Nextera is a holding company with no business operations of its own. Nextera’s only material assets are the outstanding capital stock of Woodridge, Nextera’s wholly owned subsidiary, through which Nextera conducts its business operations. Nextera is dependent on the earnings and cash flows of, and dividends and distributions from, Woodridge to pay Nextera’s expenses incidental to being a public holding company. Woodridge may not generate sufficient cash flows to pay dividends or distribute funds to Nextera because, for example, Woodridge may not generate sufficient cash or net income or the proposed transaction described in Note 15 to the accompanying consolidated financial statements may result in the sale of substantially all of the Woodridge assets.

All of the shares of Woodridge stock are pledged and substantially all of Woodridge’s assets are subject to liens to secure obligations under the Credit Agreement.

All of the shares of the capital stock of Woodridge held by Nextera are pledged and substantially all of Woodridge’s assets are subject to liens to secure Woodridge’s obligations under the Credit Agreement.  A foreclosure upon the shares of Woodridge’s common stock or its assets would result in us being unable to continue our operations and would have a material adverse effect on our business and results of operations.

Our stock price may be volatile and you could lose all or part of your investment.

We expect that, due to, among other things, the risks described herein, the market price of our common stock will continue to be volatile.  The market price for our common stock may also be affected by our ability to meet investors’ or securities analysts’ expectations. Any failure to meet these expectations, even slightly, may result in a decline in the market price of our common stock.  Furthermore, because our common stock has limited volume, the stock price may be subject to extreme volatility based on a limited number of transactions. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management’s attention and resources.

We initiated a voluntary recall of certain of our DermaFreeze365™ products and the effects of the recall may have a material adverse effect on our business, operations and financial condition.

On March 13, 2007, Woodridge initiated a voluntary recall of all lots of its DermaFreeze365™ Instant Line Relaxing Formula (UPC Codes 6-05923-36501-6, 6-05923-36502-3 and 6-05923-10563-6) and DermaFreeze365™ Neck & Chest (UPC Code 6-05923-36503-0) products. This recall was a result of certain products from two lots testing positive for the Pseudomonas aeruginosa bacteria, exposure to which may result in potential illness for persons who are immuno-compromised. As a result of the recall, we were required to obtain $4.5 million in additional funding from Mounte LLC, or Mounte, our majority stockholder, and from Jocott. To the extent that we cannot replace the sales lost as a result of the recall or experience additional adverse effects (financial or operational) from the recall, there may be a material adverse effect on our business and results of operations.

Future product recalls or safety concerns could adversely impact our results of operations.

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

Our success depends heavily upon the continued contributions of our senior management and employees, particularly Mr. Millin (Nextera’s president and the president and chief executive officer of Woodridge), many of whom would be difficult to replace. Mr. Millin has been the principal managing officer of Woodridge for more than ten years, and the future success of the Woodridge business will depend on his continued service and attention to the business. If key employees terminate their employment with us, our business may be significantly and adversely affected.

We depend on a limited number of customers for a large portion of our net sales and the loss of one or more of these customers could reduce our net sales.

We rely on major drugstore chains and mass merchandisers for the sales of our products. During the year ended December 31, 2007, our three largest customers represented approximately 69% of our gross sales. We expect that for future periods a small number of customers will, in the aggregate, continue to account for a large portion of our net sales. As is customary in the consumer products industry, none of our customers is under an obligation to continue purchasing products from us in the future. The loss of one or more of our customers that accounts for a significant portion of our net sales, or any significant decrease in sales to these customers or any significant decrease in our retail display space in any of these customers’ stores, including as a possible result of the March 13, 2007 product recall, could reduce our net sales and therefore could have a material adverse effect on our business, financial condition and results of operations.

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

Any business disruption due to natural disasters or other catastrophic events could adversely impact our financial performance

If natural disasters or other catastrophic events occur in the U.S., such events may disrupt operations, distribution and other aspects of our business. In the event of such incidents, our business and financial performance could be adversely affected.

We rely on others to manufacture our products and for testing and quality control, and disruptions to our manufacturing supply chain or failures in quality control could materially and adversely affect our future sales and financial condition.

Currently, we outsource our entire product manufacturing and production needs. We rely on outside manufacturers to provide us with an adequate and reliable supply of our products on a timely basis. We also rely on our outside manufacturers to provided testing and quality control with respect to our products. A failure by our outside manufacturer of our DermaFreeze365™ products resulted in the recall of certain of these products as described elsewhere in these Risk Factors and in this Annual Report on Form 10-K. Loss of a supplier, failures in testing or quality control, or any difficulties that arise in the supply chain, including a recall of products, could have a material adverse impact on our business and results of operations and significantly affect our inventories and supply of products available for sale. We do not have alternative sources of supply for all of our products. If a primary supplier of any of our core products is unable to fulfill our requirements for any reason, it could reduce our sales, margins and market share, as well as harm our overall business and financial results. If we are unable to supply sufficient amounts of our products on a timely basis, our revenues and market share could decrease and, correspondingly, our profitability could decrease.

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

Our ability to make payments on our indebtedness will depend upon our relationship with our lenders, our future operating performance and our ability to generate cash flow in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings, including available borrowings under our Credit Agreement (if any), will be available to us in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. If the cash flow from our operating activities is insufficient, we may take actions, such as delaying or reducing capital expenditures, attempting to restructure or refinance our indebtedness prior to maturity, and seeking additional equity capital. Any or all of these actions may be insufficient to allow us to service our debt obligations. Further, we may be unable to take any or all of these actions on commercially reasonable terms, or at all.

Our ability to utilize our net operating loss carryforwards may be limited or eliminated in its entirety.

As of December 31, 2007, we had approximately $61.2 million of federal net operating loss carryforwards that begin to expire in 2021, for which a 100% valuation allowance has been recorded. The utilization of the net operating loss carryforwards in the future is dependent upon our having U.S. federal taxable income. Prior to the acquisition of the Woodridge business, we had no business operations and were unable to generate U.S. federal taxable income to utilize the net operating loss carryforwards. Even following the acquisition of the Woodridge business, there can be no assurance that we will be able to generate taxable income in the future. Furthermore, the likelihood of an annual limitation on our ability to utilize the net operating loss carryforwards to offset future U.S. federal taxable income is increased by (1) the issuance of common stock, certain convertible preferred stock, options, warrants, or other securities exercisable for common stock, (2) changes in the equity ownership occurring in the last three years and (3) potential future changes in the equity ownership. The amount of an annual limitation can vary significantly based on factors existing at the date of an ownership change. A substantial portion of our net operating loss was used to offset our federal tax liability, other than the alternative minimum tax, generated by the sale of Nextera’s economic consulting business in 2003. If the net operating loss carryforwards were determined to be subject to annual limitations prior to its utilization to offset the taxable gain from the sale of Nextera’s economic consulting business, our federal tax liability and the net operating loss carryforwards could be materially different and our financial position could be adversely affected. Such limitations could have a material adverse impact on our financial condition, results of operations and cash flows.

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

Mounte (successor to Krest, LLC, Knowledge Universe LLC and Knowledge Universe, Inc.) controls 65.1% of the voting power of our stock and can control all matters submitted to our stockholders. Its interests may be different from yours.

Mounte owns 8,810,000 shares of Class A Common Stock, 3,844,200 shares of Class B Common Stock, 56,370 shares of our Series A Preferred Stock, and 15,752 shares of our Series B Preferred Stock, which combined represents approximately 65.1% of the voting power of our outstanding common and preferred stock as of December 31, 2007. The Class A Common Stock entitles its holders to one vote per share, and the Class B Common Stock entitles its holders to ten votes per share, on all matters submitted to a vote of our stockholders, including the election of the members of the board of directors. Holders of Series A Preferred Stock are entitled to 151 votes per share, which equals the number of whole shares of Class A Common Stock into which one share of Series A Preferred Stock is convertible.  Holders of Series B Preferred Stock are entitled to one vote per share.  Accordingly, Mounte will be able to determine the disposition of all matters submitted to a vote of our stockholders, including mergers, transactions involving a change in control and other corporate transactions and the terms thereof. In addition, Mounte will be able to elect all of our directors. This control by Mounte could materially adversely affect the market price of the Class A Common Stock or delay or prevent a change in control of our company.

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

ITEM 2.                    Properties

We currently lease a total of approximately 53,000 square feet at a facility in Panorama City, California for our corporate headquarters and distribution center. This lease expires in November 2011. We believe that this facility will provide us with adequate space for growth for the next several years. In addition, we lease approximately 3,300 square feet of office space in Boston, Massachusetts, related to our former corporate headquarters, which we are currently subleasing. The Boston lease expires in July 2008.

ITEM 3.                    Legal Proceedings

From time to time we are involved in legal proceedings, claims and litigation arising in the ordinary course of business, the outcome of which, in the opinion of management, would not have a material adverse effect on us.

ITEM 4.                    Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.                    Market for Registrant’s Common Equity and Related Stockholder Matters

Our Class A Common Stock, $0.001 par value per share, traded on the over-the-counter market pink sheets under the symbol “NXRA.PK” from January 1, 2005 through April 16, 2006 and on the OTC Bulletin Board thereafter under the symbol “NXRA.OB”. The following table sets forth the high bid quotation and the low bid quotation, as quoted by the Pink Sheets LLC and as reported by the OTC Bulletin Board, in each of the four quarters of fiscal 2007 and 2006. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Calendar year—2007
First Quarter	$0.40	$0.18
Second Quarter	$0.22	$0.10
Third Quarter	$0.20	$0.04
Fourth Quarter	$0.07	$0.01

	High	Low
Calendar year—2006
First Quarter	$0.66	$0.33
Second Quarter	$0.85	$0.45
Third Quarter	$0.65	$0.41
Fourth Quarter	$0.50	$0.29

As of March 31, 2008 there were 38,692,851 shares of Class A Common Stock outstanding held by approximately 215 holders of record (excluding stockholders for whom shares are held in a “nominee” or “street” name) and 3,844,200 shares of Class B Common Stock outstanding held by one holder of record.

We have never paid or declared any cash dividends on our Common Stock and do not intend to pay dividends on our Common Stock in the foreseeable future. The terms of our Credit Agreement restrict our ability to declare or pay dividends. We intend to retain any earnings for use in any potential acquisition and operation of a business.

Recent Sales of Unregistered Securities

On June 15, 2007, Nextera issued to Mounte and Jocott 15,169 and 10,113 shares, respectively, of Series B Preferred Stock in partial payment of all outstanding principal and accrued interest owed to Mounte and Jocott pursuant to individual promissory notes executed in connection with a Funding Agreement between Nextera, Woodridge, Mounte and Jocott.  In connection with the issuance of the Series B Preferred Stock, Nextera also issued a Class A Common Stock Purchase Warrant to each of Mounte and Jocott. Under the terms of such warrants, Nextera granted Mounte and Jocott the right to purchase 3,033,945 and 2,022,630 shares, respectively, of Nextera’s Class A Common Stock at an exercise price of $0.50 per share, exercisable at any time at the option of the holder. Each transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act, and Rule 506 of Regulation D. The terms of these transactions are described in more detail in Notes 3 and 11 to the accompanying consolidated financial statements.

On July 24, 2007, Nextera issued 200,000 shares of  Class A Common Stock and a stock option to purchase 400,000 shares of Class A Common Stock to KKG Body Fuel Enterprises, Inc., in exchange for promotional services from Keri Glassman, the president of KKG Body Fuel Enterprises, Inc. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D.

The issuances of these shares were exempt because they were private sales made without general solicitation or advertising exclusively to “accredited investors” as defined in Rule 501 of Regulation D. Further, the certificates issued bear legends providing, in substance, that the securities represented by the certificate have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of counsel that registration is not required under the Securities Act.

ITEM 6.                   Selected Financial Data

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”), we are not required to provide the information required by this item.

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

•       8,467,410 unregistered restricted shares of Nextera’s Class A Common Stock constituting approximately 20% of the total outstanding common stock of Nextera immediately after such issuance, which shares were issued to Jocott and had a value of $4.2 million on the date of the Transaction; and

•       the assumption of a promissory note of Jocott in the principal amount of $1.0 million, which assumed debt was paid in full by us on the closing date of the Transaction.

$2.0 million of the cash portion of the purchase price was held in escrow until March 2007 at which time $0.5 million was withdrawn from the escrow account and distributed to Nextera by Jocott as a deposit under an Indemnity Deposit Agreement entered into between Nextera, Woodridge and Jocott on March 29, 2007, in connection with the recall of certain DermaFreeze365TM products sold by Woodridge.  An additional $1.5 million was withdrawn from the escrow account in April 2007 and these funds were also distributed to Nextera by Jocott as a deposit under a separately executed Funding Agreement entered into between Nextera, Mounte and Jocott on April 16, 2007. Under the terms of the Funding Agreement, Nextera and Woodridge will keep the irrevocable deposit in full satisfaction of certain claims for indemnification that Nextera or Woodridge may have against the sellers under the Purchase Agreement. The payment of any remaining indemnification obligations of Jocott was also secured through September 2007 by a pledge of the unregistered restricted shares of Nextera’s Class A Common Stock issued to Woodridge in connection with the Purchase Agreement.

LaVar Acquisition

On May 23, 2006, Woodridge entered into a purchase agreement with LaVar Holdings, Inc., whereby Woodridge acquired the exclusive worldwide license rights, along with certain assets and proprietary rights, to the Ellin LaVar TexturesTM hair care product line and brand name. The total purchase price, which includes approximately $0.1 million of deal costs, was approximately $0.5 million. Woodridge is required to pay a royalty to LaVar Holdings, Inc. with respect to certain sales of products under the trademarks acquired from it.

Heavy Duty Acquisition

On March 8, 2007, Woodridge entered into a purchase agreement with Heavy Duty Company and Alexandra Volkmann, whereby Woodridge acquired certain assets, including the Heavy DutyTM and other trademarks and a copyright. The total purchase price, which includes approximately $0.1 million of deal costs, was approximately $0.3 million. Woodridge will pay a royalty to Heavy Duty Company with respect to certain future sales of products under the trademarks acquired from Heavy Duty Company and Alexandra Volkmann.

KKG Body Fuel Enterprises License Agreement

On June 21, 2007, we entered into an Intellectual Property License Agreement with KKG Body Fuel Enterprises, Inc. and Keri Glassman, whereby we acquired certain rights and licenses to use various trademarks names and slogans. The consideration consisted of a non-refundable guaranteed royalty payment of $0.1 million in the first year and minimum royalty payments of $0.1 million in each of the next three years.

Additionally, on June 25, 2007 we entered into an Independent Contractor Agreement with KKG Body Fuel Enterprises which provides a monthly fee of $5,000 plus expenses, a stock issuance of 200,000 shares of our Class A Common Stock and a stock option to purchase 400,000 shares of our Class A Common Stock in exchange for promotional services from Keri Glassman.  The effective date of the agreement is July 24, 2007.

Results of Operations

The following table sets forth our results of operations (excluding discontinued operations) for the year ended December 31:

	2007	2006
	(Dollar amounts in thousands)
Net sales	$7,939	$7,481
Cost of sales	3,912	5,307
Gross profit	4,027	2,174
Selling, general and administrative expenses	7,384	7,775
Impairment charge	10,880	—
Amortization expense	964	726
Operating loss	(15,201)	(6,327)
Interest income	7	193
Interest expense	(1,808)	(1,016)
Other income	925	—
Loss from continuing operations before income taxes	(16,077)	(7,150)
Provision for (benefit from) income taxes	(636)	236
Loss from continuing operations	$(15,441)	$(7,386)

Comparison of the Year Ended December 31, 2007 and the Year Ended December 31, 2006

Net Sales. Sales are recorded net of estimated returns and other allowances. The provision for sales returns represents management’s estimate of future returns based on historical experience and considering current external factors and market conditions.  Net sales for the year ended December 31, 2007 increased $0.46 million, or 6%, to $7.9 million from $7.5 million for the year ended December 31, 2006.  The 2006 net sales include a $2.3 million charge for returns related to the March 2007 voluntary recall of certain DermaFreeze365™ products sold during 2006. The increase in net sales for 2007 is due primarily to the decrease in the current year of recall charge-backs, offset by the decrease in gross sales of $1.9 million.

Gross Profit.  Gross profit for the year ended December 31, 2007 increased $1.9 million, or 85% to $4.0 million from $2.2 million for the year ended December 31, 2006.  The gross margin for the year ended December 31, 2007 was 50.7% compared to 29.1% for 2006. Included within gross profit for the year ended December 31, 2006  was a $1.4 million charge associated with the amortization of the step up to fair value in the inventory acquired from Woodridge, as required by SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142.  Eliminating the prior year step up to fair value charge of $1.4 million, the comparative gross profit for the year ended December 31, 2007 would have increased $0.45 million, or 13% over 2006, with comparative gross margins of 50.7% and 47.8%, respectively.  The improvement in gross profit is due primarily to a decrease in charges for inventory reserves during the year ended December 31, 2007 compared to 2006.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the year ended December 31, 2007  decreased $0.39 million, or 5%, to $7.4 million from $7.8 million for 2006. The decrease is due to decreased spending for selling, advertising and travel expense and a decrease in office and facility costs related to the transfer of the corporate offices from Boston, offset by an increase in professional services and labor related costs

Impairment charge.  For the year ended December 31, 2007, we recorded a $10.9 million impairment charge related to a write-down of our goodwill and other intangible assets.

Interest Expense.  Interest expense was $1.8 million for the year ended December 31, 2007 compared to $1.0 million for the year ended December 31, 2006. The increase in interest expense related to the a full year incurring interest in 2007 as compared to the $13.0 million of debt that we established under our Credit Agreement that we entered into on March 9, 2006.  Our debt bears interest at the London Interbank Offering Rate or LIBOR plus 4.50%.  Additionally, in 2007, we expensed approximately $359,000 of deferred financing charges given the uncertainty of the maturity status of our Credit Agreement.

Other Income.  For the year ended December 31, 2007, we recorded approximately $0.9 million of other income from the elimination of a long-standing liability related to a subsidiary that was dissolved in 2007.

Income Taxes.  An income tax benefit of $0.6 million was recorded for the year ended December 31, 2007 as compared to a $0.2 million tax expense in 2006.  The tax benefit in 2007 primarily related to the expiration of a previously recorded tax contingency and the write-off of goodwill that was previously deducted for tax purposes.  In 2006, due to the uncertainty of the reversal of the goodwill timing difference, the deferred tax liability generated by the goodwill tax deduction was not offset against our deferred tax assets, and the related tax expense was recorded.

Comparison of the Year Ended December 31, 2006 and the Year Ended December 31, 2005

Net Sales.  Sales are recorded net of estimated returns and other allowances. The provision for sales returns represents management’s estimate of future returns based on historical experience and considering current external factors and market conditions. Net sales for the year ended December 31, 2006 were $7.5 million. Net sales for 2006 reflect the operating results of the Woodridge business from the March 9, 2006 acquisition date forward. During 2005, we had no business operations and no sales. The 2006 net sales include a $2.3 million charge for expected returns related to the March 2007 voluntary recall of certain DermaFreeze365™ products sold in 2006.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $5.7 million, to $7.8 million for the year ended December 31, 2006 from $2.1 million for the year ended December 31, 2005.  The increase in selling, general and administrative expenses from 2005 was almost entirely attributable to the expenses of the Woodridge business which were approximately $5.1 million. Selling, general and administrative expenses represented 104% of net sales for the year ended December 31, 2006. The selling, general and administrative expenses for the year ended December 31, 2006 as a percentage of net sales were adversely affected by not having business operations until March of 2006 and incurring $0.3 million in severance costs associated with relocating our corporate headquarters to California.

Interest Income.  Interest income decreased to $0.2 million for the year ended December 31, 2006 from $0.3 million for the year ended December 31, 2005. The decrease was due to the use of $11.8 million of cash on March 9, 2006 to acquire the Woodridge business, partially offset by an increase in the interest rate earned on cash balances.

Interest Expense.  Interest expense was $1.0 million for the year ended December 31, 2006. The interest expense was attributable to the $13.0 million of debt that we incurred under our Credit Agreement that we entered into on March 9, 2006. Substantially all of our debt under our Credit Agreement bore interest at LIBOR plus 3.75% during 2006. During the year ended December 31, 2006, our average debt outstanding was $12.4 million at an effective rate of 10.08% per annum, of which 0.84% relates to the amortization of financing costs. During the year ended December 31, 2005, we had no interest expense.

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

Liquidity and Capital Resources

As shown in the accompanying consolidated financial statements in this Annual Report on Form 10-K, we have incurred recurring net losses and have an accumulated deficit of $175.5 million, stockholder’s deficiency of $4.2 million and a working capital deficit of $12.8 million as of December 31, 2007.  Additionally, as described in more detail in Notes 8 and 15 to the accompanying consolidated financial statements, we are in default of our Credit Agreement and on April 16, 2008, we executed a non-binding Letter of Intent to sell substantially all of the assets of our sole operating subsidiary, Woodridge, to a company owned by the secured lenders in satisfaction of the under the Credit Agreement.  Should the proposed sale be consummated, we would be left with no operating assets to generate cash flows. Should the proposed sale not be consummated, we would seek alternative debt or equity financing.  To the extent alternative financing was not available, we would likely need to cease operations. These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that may result for the outcome of this uncertainty.

Net cash used in operating activities was $6.3 million for the year ended December 31, 2007 compared to $1.3 million for 2006. The primary component of net cash used in operating activities in 2007 was a $15.4 million net loss, a $1.3 million decrease in other long-term liabilities and a $2.0 accounts payable primarily related to the reduction of reclassified accounts receivable credits balances resulting from the provision for returns expected from the March 2007 recall originally recorded in the 2006 financial statements, offset by approximately $12.8 million of non-cash charges (primarily related to the intangible asset impairment charge, amortization of intangible assets, an inventory write-down, deferred taxes, and stock-based compensation).

Net cash provided by investing activities was $1.7 million for the year ended December 31, 2007 primarily related to proceeds received from the escrow account used in the acquisition of the Woodridge business.  The cash used in investing activities of $23.4 million from the year ended December 31, 2006 substantially related to the original acquisition of the Woodridge business and to a much lesser extent, the purchase of property, plant and equipment, and the purchase of the Ellin LaVar brand.

Net cash provided by financing activities was $ 4.1 million and $10.2 million for the years ended December 31, 2007 and 2006, respectively. In 2007, we had net additional borrowing on credit facilities under our Credit Agreement of $4.1 million.  In 2006, $13.0 million was obtained under our Credit Agreement, which included a $10.0 million fully drawn term loan and a $5.0 million revolving credit facility ($3.0 million of which was drawn at the closing of the Woodridge acquisition) and we subsequently repaid $0.8 million of our revolving credit facility and $0.5 million of our term loan.

Senior Secured Credit Facility

We entered into a Credit Agreement on March 9, 2006 for a $15.0 million senior secured credit facility, which was originally comprised of a $10.0 million fully-drawn term loan and a four-year $5.0 million revolving credit facility. The Credit Agreement was subsequently amended on March 29, 2007, April 17, 2007 and again on November 6, 2007.

The administrative agent for the lenders under the Credit Agreement determined that, as of March 29, 2007, certain events of default under the Credit Agreement had occurred as a consequence of the breach by Nextera and Woodridge of certain financial covenants as of December 31, 2006. Under an Amendment and Forbearance Agreement, the lenders agreed, during the forbearance period, to forbear the exercise of any and all rights and remedies to which the lenders are or may become entitled as a result of the default. The forbearance period began on March 29, 2007 and ended on April 30, 2007.

On April 17, 2007, we entered into an amendment agreement under the Credit Agreement (the “Second Amendment”). Under the terms of the Second Amendment, the revolving credit facility was reduced from $5.0 million to $2.75 million.

On November 6, 2007, we again entered into an amendment agreement under the Credit Agreement (the “Third Amendment”). Under the terms of the Third Amendment, we obtained a bridge loan credit facility aggregating $2.5 million. Pursuant to the Third Amendment, the bridge loan facility, the term loan and the revolving credit facility will bear interest at the London Interbank Offered Rate (“LIBOR”) plus 5.0%, or bank base rate plus 4.0%, as selected by us. Outstanding borrowings under the bridge loan facility must be repaid with cash balances in excess of $500,000 through the final maturity of May 31, 2008. Outstanding borrowings under the term loan must be repaid in four quarterly payments, commencing March 31, 2008, with a final payment due on March 31, 2009, the maturity date of the term loan. The maturity date for the revolving credit facility is also March 31, 2009.

The Credit Agreement, as amended, contains certain restrictive financial covenants, including minimum consolidated EBITDA, minimum purchase order levels and maximum corporate overhead, as defined therein.  The obligations of Woodridge, as borrower, under the Credit Agreement are guaranteed by Nextera and all of the direct and indirect domestic subsidiaries of Woodridge and Nextera.

On March 31, 2008, an installment of principal of the term loans in an aggregate amount equal to $250,000 became due and payable under the Credit Agreement.  The March 31 Installment remains unpaid.  Additionally, we have furnished the administrative agent of the Credit Agreement with financial information showing that, as of January 31, 2008, we failed to comply with the minimum consolidated EBITDA financial covenant applicable to the measurement period ending January 31, 2008.  As a consequence of the failure to pay the March 31 Installment, and the failure to comply with this financial covenant, events of default have occurred under the Credit Agreement (collectively, “Specified Events of Default”).  No cure periods or grace periods are applicable to the Specified Events of Default.  The Specified Events of Default have not been waived and are continuing under the Credit Agreement. Accordingly, all amounts outstanding under the Credit Agreement have been classified as current liabilities in the accompanying balance sheet as of December 31, 2007.  Note 15 to the accompanying consolidated financial statements describes a proposed transaction to satisfy the obligations under the Credit Agreement, but we cannot be assured that the proposed transaction will be consummated on the terms described therein or at all.

We have an interest rate collar agreement to hedge the LIBOR interest rate risk on $5.0 million of the term loan. Under the terms of this agreement, we will pay a 6% fixed rate if the three-month LIBOR rate exceeds 6% and in return will receive the three-month LIBOR rate. In addition, if the three-month LIBOR rate falls below 5%, we will pay a 5% fixed rate and in return will receive the three-month LIBOR rate. The effect of this agreement is therefore to convert the floating three-month LIBOR rate to a fixed rate if the three-month LIBOR rate exceeds 6% or falls below 5%. The three-month LIBOR rate received under the agreement will substantially match the rate paid on the term loan since term loan currently bears interest at the six-month LIBOR rate. The fair value of the collar was ($97,000) at December 31, 2007.

Certain Contractual Obligations, Commitments and Contingencies

The following summarizes our significant contractual obligations and commitments at December 31, 2007 that impact its liquidity.

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Long-term debt	$13,350	$13,350	$—	$—	$—
Operating leases, prior to sublease income	1,962	567	1,046	349	—
Total contractual obligations	$15,312	$13,917	$1,046	$349	$—

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

New Accounting Standards

Please refer to Note 2 of the Notes to the consolidated financial statements for a discussion of new accounting pronouncements and the potential impact to our consolidated results of operations and consolidated financial position.

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

Going Concern.   As shown in the accompanying consolidated financial statements, we have incurred recurring net losses and have an accumulated deficit of $175.5 million, stockholders’ deficit of $4.2 million and a working capital deficiency of $12.8 million as of December 31, 2007.  Additionally, as described in more detail in Notes 8 and 15, we are in default of our Credit Agreement and on April 16, 2008, we executed a non-binding Letter of Intent to sell substantially all of the assets of our sole operating subsidiary, Woodridge, to a company owned by the secured lenders in satisfaction of the obligations under the Credit Agreement.  Should the proposed sale described in Note 15 be consummated, we would be left with no operating assets to generate cash flows.  Should the proposed sale not be consummated, we would seek alternative debt or equity financing.  To the extent alternative financing was not available, we would likely need to cease operations.

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

Deferred tax assets.  As of December 31, 2007, we had net operating losses of approximately $61.2 million that begin to expire in 2021, for which a 100% valuation allowance has been recorded. The realization of these assets is based upon estimates of future taxable income. A full valuation allowance against the net operating loss carryforwards, along with all other deferred tax assets, has been established to reflect the uncertainty of the recoverability of this asset. The valuation allowance will be reviewed periodically to determine its appropriateness. The utilization of this asset in the future is dependent upon our having U.S. federal taxable income. Prior to the Transaction, we had no operations and did not generate any U.S. taxable income to utilize the net operating loss carryforwards. Even after the Transaction, there can be no assurance that we will be able to generate taxable income. Furthermore, the likelihood of an annual limitation on our ability to utilize the net operating loss carryforwards to offset future U.S. federal taxable income is increased by (1) the issuance of certain convertible preferred stock, options, warrants, or other securities exercisable for common stock, (2) changes in the equity ownership occurring in the last three years and (3) potential future changes in the equity ownership. The amount of an annual limitation can vary significantly based on factors existing at the date of an ownership change. A substantial portion of the net operating loss has been used to offset our U.S. federal tax liability, other than alternative minimum tax, generated by the sale of the economic consulting business.

ITEM 7a. Quantitative and Qualitative Disclosure of Market Risk.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 8.                                 Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Nextera Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Nextera Enterprises, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nextera Enterprises, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Nextera Enterprises, Inc. will continue as a going concern.  As more fully described in Note 2 to the consolidated financial statements, the Company has incurred recurring operating losses, an accumulated and total stockholders’ deficit and a working capital deficiency. In addition, the Company is also in default of its Credit Agreement. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP
Los Angeles, California
May 9, 2008

Nextera Enterprises, Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands, except share data)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$39	$597
Inventories	2,619	2,595
Due from supplier	—	127
Prepaid expenses and other current assets	272	260
Total current assets	2,930	3,579

Property and equipment, net	233	284
Goodwill	—	10,969
Intangible assets, net	10,221	12,827
Other assets	44	484
Total assets	$13,428	$28,143

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	$2,348	$4,364
Bridge loan credit facility – in default	1,100	—
Revolver credit facility – in default	2,750	—
Current portion of long-term debt – in default	9,500	—
Total current liabilities	15,698	4,364

Long-term debt	—	11,718
Deferred taxes	—	236
Other long-term liabilities	—	1,334
Commitments and contingencies

Redeemable Preferred Stock, $0.001 par value. Liquidation preference of $100 per share: 200,000 authorized shares designated Series B Cumulative Non-Convertible, 26,253 and 0 shares issued and outstanding at December 31, 2007 and 2006, respectively.	1,914	—

Stockholders’ (deficit) equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 600,000 authorized shares designated Series A Cumulative Convertible, 56,370 and 52,429 shares issued and outstanding at December 31, 2007 and 2006, respectively	5,637	5,243
Class A Common Stock, $0.001 par value, 95,000,000 shares authorized, 38,692,851 and 38,492,851 shares issued and outstanding at December 31, 2007 and 2006, respectively	39	38
Class B Common Stock, $0.001 par value, 4,300,000 shares authorized, 3,844,200 shares issued and outstanding at December 31, 2007 and 2006	4	4
Additional paid-in capital	165,589	165,218
Accumulated deficit	(175,453)	(160,012)
Total stockholders’ (deficit) equity	(4,184)	10,491
Total liabilities and stockholders’ (deficit) equity	$13,428	$28,143

The accompanying notes are an integral part of these consolidated financial statements.

Nextera Enterprises, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except per share amounts)

	Year ended December 31,
	2007	2006
Net sales	$7,939	$7,481
Cost of sales	3,912	5,307
Gross profit	4,027	2,174
Selling, general and administrative expenses	7,384	7,775
Impairment charge	10,880	—
Amortization expense	964	726
Operating loss	(15,201)	(6,327)
Interest income	7	193
Interest expense	(1,808)	(1,016)
Other income	925	—
Loss from continuing operations before income taxes	(16,077)	(7,150)
Provision for (benefit from) income taxes	(636)	236
Loss from continuing operations	(15,441)	(7,386)
Income from discontinued operations, net of tax	—	69
Net loss	(15,441)	(7,317)
Preferred stock dividends	(491)	(353)
Net loss applicable to common stockholders	$(15,932)	$(7,670)
Net loss per common share, basic and diluted	$(0.37)	$(0.19)

Weighted average common shares outstanding, basic and diluted	42,537	40,738

The accompanying notes are an integral part of these consolidated financial statements.

NEXTERA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICT) EQUITY

(Amounts in thousands, except per share amounts)

	Series A Cumulative Convertible Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stock- Holders’ (Deficit) Equity

Balance at January 31, 2006	$4,890	$30	$4	$161,130	$(152,695)	$13,359
Net loss and total comprehensive loss	—	—	—	—	(7,317)	(7,317)
Issuance of 8,467,410 shares of Class A Common Stock	—	8	—	4,226	—	4,234
Stock-based compensation	—	—	—	215	—	215
Cumulative dividend of 3,524 shares on Series A Preferred Stock	353	—	—	(353)	—	—
Balance at December 31, 2006	$5,243	$38	$4	$165,218	$(160,012)	$10,491
Net loss and total comprehensive loss	—	—	—	—	(15,441)	(15,441)
Issuance of 200,000 shares of Class A Common Stock	—	1	—	29	—	30
Warrants issued with Series B Redeemable Preferred Stock	—	—	—	646	—	646
Stock-based compensation	—	—	—	242	—	242
Cumulative dividend of 3,941 shares on Series A Preferred Stock	394	—	—	(394)	—	—
Cumulative dividend of 971 shares on Series B Redeemable Preferred Stock	—	—	—	(97)	—	(97)
Other	—	—	—	(55)	—	(55)
Balance at December 31, 2007	$5,637	$39	$4	$165,589	$(175,453)	$(4,184)

The accompanying notes are an integral part of these consolidated financial statements.

Nextera Enterprises, Inc.
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Year ended December 31,
	2007	2006
Operating activities
Net loss	$(15,441)	$(7,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	73	50
Amortization of intangible assets and deferred loan costs	1,125	726
Inventory write-down	228	236
Deferred taxes	(236)	236
Stock-based compensation	242	215
Loss on disposal of property and equipment	10	—
Non-cash intangible asset impairment charge	10,880	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	350
Inventory	(253)	747
Due from supplier	127	—
Prepaid expenses and other current assets	330	383
Accounts payable and accrued expenses	(2,016)	3,121
Other long-term liabilities	(1,334)	—
Net cash used in operating activities	(6,265)	(1,253)

Investing activities
Purchase of property and equipment	(53)	(200
Acquisition of business, net of cash acquired	(314)	(23,221)
Proceeds from escrow account	2,000	—
Proceeds from the disposal of property and equipment	21	—
Net cash provided by (used in) investing activities	1,654	(23,421)

Financing activities
Borrowings under revolving credit facility	2,750	2,218
Payments under revolving credit facility	(2,218)	—
Borrowings under bridge loan credit facility	1,100	2,218
Borrowings under term note	—	10,000
Payment of term note	—	(500)
Payment of note acquired in acquisition	—	(1,000)
Payment of debt issuance costs	(79)	(490)
Proceeds from issuance of note payable	2,500	—
Net cash provided by financing activities	4,053	10,228

Net decrease in cash and cash equivalents	(558)	(14,446)
Cash and cash equivalents at beginning of year	597	15,043
Cash and cash equivalents at end of year	$39	$597

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,175	$952
Cash paid during the year for taxes	$1	$—
Non-cash investing and financing activities:
Issuance of common stock in business combinations	$—	$4,234
Conversion of note payable to preferred stock	$2,500	$—

The accompanying notes are an integral part of these consolidated financial statements.

NEXTERA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

1.                 Nature of Business

On March 9, 2006, Nextera Enterprises, Inc. (“the Company” or “Nextera”), through a wholly owned subsidiary, acquired substantially all of the assets of Jocott Enterprises, Inc. (“Jocott”), formerly Woodridge Labs, Inc. Subsequently, the wholly owned subsidiary was renamed Woodridge Labs, Inc. As used herein, the term “Woodridge” refers to Jocott for all periods prior to March 9, 2006 and to Nextera’s wholly owned subsidiary Woodridge Labs, Inc. from and after March 9, 2006. Prior to the acquisition of the Woodridge assets, Nextera had no business operations for the period from November 29, 2003 through March 8, 2006. Woodridge’s financial results have only been included for the period subsequent to the acquisition, March 9, 2006.

Woodridge, Nextera’s sole operating business, is an independent developer and marketer of branded consumer products that offer solutions to niche personal care needs. Brands sold by Woodridge include Vita-K Solution, DermaFreeze 365™, Ellin LaVar Textures™, Skin Appetit™, 40 Carrots™, Virtual Laser™, Psssssst®, Stoppers-4®, Bath Lounge™, Vita-C2™, Firminol-10® and TurboShave®.

Mounte LLC (“Mounte,” successor to Krest, LLC, Knowledge Universe LLC and Knowledge Universe, Inc.) controls a majority of the voting power of the Company’s equity securities through its ownership of the Company’s Class A Common Stock, Class B Common Stock, Series A Cumulative Convertible Preferred Stock and  Series B Cumulative Non-Convertible Preferred Stock.

2.                 Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred recurring net losses and has an accumulated deficit of $175.5 million, stockholders’ deficit of $4.2 million and a working capital deficiency of $12.8 million as of December 31, 2007.  Additionally, as described in more detail in Notes 8 and 15, the Company is in default of its Credit Agreement and on April 16, 2008, the Company executed a non-binding Letter of Intent to sell substantially all of the assets of its sole operating subsidiary, Woodridge, to a company owned by the secured lenders in satisfaction of the obligations of Woodridge and the Company under the Credit Agreement.  Should the proposed sale described in Note 15 be consummated, the Company would be left with no operating assets to generate cash flows.  Should the proposed sale not be consummated, the Company would seek alternative debt or equity financing.  To the extent alternative financing was not available, the Company would likely need to cease operations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that may result for the outcome of this uncertainty.

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

Concentrations of credit risk with respect to accounts receivable exists due to a limited number of customers that make up the Company’s customer base. Three customers accounted for 79% of gross accounts receivable as of December 31, 2007. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances for doubtful accounts for specifically identified estimated losses resulting from the inability of its customers to make required payments. Gross sales (net sales prior to customer deductions) to the Company’s three largest customers made up 69% of total gross sales in 2007.

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

Advertising, Promotion and Marketing

All costs associated with advertising, promoting and marketing (including promotions, direct selling, co-op advertising and media placement) of Company products are expensed as incurred and charged to selling, general and administrative expense. Advertising and promotion expenses were approximately $1.2 million and $1.9 million for the years ended December 31, 2007 and 2006, respectively.

Shipping and Handling Costs

Substantially all costs of shipping and handling of products to customers are included in selling, general and administrative expense.  Shipping and handling costs were approximated $0.4 million and $0.5 million for the years ended December 31, 2007 and 2006, respectively.

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

Basic and Diluted Earnings Per Common Share

The Company presents two earnings per share amounts, basic earnings per common share and diluted earnings per common share. Basic earnings per common share includes only the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. The dilutive effects of options, warrants and convertible securities are added to the weighted average shares outstanding in computing diluted earnings per common share. For the years ended December 31, 2007 and 2006, basic and diluted earnings per common share are the same due to the antidilutive effect of potential common shares outstanding.

Income Taxes

At any one time the Company’s tax returns for many tax years are subject to examination by U.S. Federal, foreign, and state taxing jurisdictions. The Company establishes tax liabilities in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes of income tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized in the financial statements unless it is more-likely-than-not to be sustained. The Company adjusts these tax liabilities, as well as the related interest and penalties, based on the latest facts and circumstances, including recently published rulings, court cases, and outcomes of tax audits. To the extent our actual tax liability differs from our established tax liabilities for unrecognized tax benefits, the Company’s effective tax rate may be materially impacted. While it is often difficult to predict the final outcome of, the timing of, or the tax treatment of any particular tax position or deduction, the Company believes that its tax balances reflect the more-likely-than-not outcome of known tax contingencies.  There are no income tax examinations currently in process.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, receivables, short-term payables and the debt under its Credit Agreement. The carrying amounts of cash, receivables, and short-term payables approximate fair value due to their short-term nature.  The carrying amounts of the debt under the Credit Agreement approximates fair value based on interest rates currently available.

Other Income

For the year ended December 31, 2007, the Company recorded approximately $0.9 million of other income from the elimination of a long-standing liability related to a subsidiary that was dissolved in 2007.

Comprehensive Loss

Other than the net loss incurred during the years ended December 31, 2007 and 2006, there were no additional other components of comprehensive loss.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) Statement No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosure about fair value measurements. SFAS 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value and is effective for fiscal years beginning after November 15, 2007.  In December 2007, the FASB released a proposed FASB Staff Position (FSP SFAS 157b – Effective Date of FASB Statement No. 157) which, if adopted, would delay the effective date of SFAS No. 157 for all non-financial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of SFAS 157 are not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of SFAS 159 on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) and Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 141(R) and SFAS 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity.  Both statements are effective for fiscal years beginning after December 15, 2008. Statement 141(R) will be applied to business combinations occurring after the effective date. Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The Company has not determined the effect, if any, the adoption of SFAS 141(R) and SFAS 160 will have on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact, if any, that this statement will have on its disclosures related to hedging activities.

3.                 Acquisitions

Woodridge Labs, Inc

On March 9, 2006, the Company, through W Lab Acquisition Corp., its wholly owned subsidiary, acquired substantially all of the assets of Jocott Enterprises, Inc., which is referred to as Jocott in these financial statements. Jocott formerly operated under the name “Woodridge Labs, Inc.”  The assets of Jocott were acquired pursuant to an asset purchase agreement, which agreement is referred to as the Purchase Agreement in these financial statements. The acquisition of the assets of Jocott and all related transactions are referred to in these financial statements as the Transaction. Subsequently, W Lab Acquisition Corp. was renamed Woodridge Labs, Inc. As used in these financial statements, the term “Woodridge” refers to Jocott for all periods prior to March 9, 2006 and to our wholly owned subsidiary Woodridge Labs, Inc. from and after March 9, 2006. The financial results of Woodridge from March 9, 2006 through December 31, 2006 have been included within the financial results for the year ended December 31, 2006.

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

$2.0 million of the cash portion of the purchase price was held in escrow until March 2007 at which time $0.5 million was withdrawn from the escrow account and distributed to Nextera by Jocott as a deposit under an Indemnity Deposit Agreement entered into between Nextera, Woodridge and Jocott on March 29, 2007. An additional $1.5 million was withdrawn from the escrow account in April 2007 and these funds were also distributed to Nextera by Jocott as a deposit under a separately executed Funding

Agreement entered into between Nextera, Mount and Jocott on April 16, 2007. Under the terms of the Funding Agreement, Nextera and Woodridge will keep the irrevocable deposit in full satisfaction of certain claims for indemnification that Nextera or Woodridge may have against the sellers under the Purchase Agreement. The payment of any remaining indemnification obligations of Jocott was also secured through September 2007 by a pledge of the unregistered restricted shares of Nextera’s Class A Common Stock issued to Woodridge in connection with the Purchase Agreement. The acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141 (SFAS 141), “Business Combinations.”  Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and intangible identifiable assets and liabilities based on their estimated relative fair values. The excess purchase price over those assigned values was recorded as goodwill. Goodwill recorded as a result of this acquisition is deductible for tax purposes. The purchase price allocation follows:

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

LaVar Acquisition

On May 23, 2006, Woodridge entered into a purchase agreement with LaVar Holdings, Inc., whereby Woodridge acquired the exclusive worldwide license rights, along with certain assets and proprietary rights, to the Ellin LaVar Textures™ hair care product line and brand name. The total purchase price, which includes approximately $0.1 million of deal costs, was approximately $0.5 million. Woodridge is required to pay a royalty to LaVar Holdings, Inc. with respect to certain sales of products under the trademarks acquired from it.

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

KKG Body Fuel Enterprises License Agreement

On June 21, 2007, the Company entered into an Intellectual Property License Agreement with KKG Body Fuel Enterprises, Incorporated and Keri Glassman, whereby we acquired certain rights and licenses to use various trademarks names and slogans. The consideration consisted of a non-refundable guaranteed royalty payment of $0.1 million in the first year and minimum royalty payments of $0.1 million in each of the next three years.

Additionally, on June 25, 2007 the Company entered into an Independent Contractor Agreement with KKG Body Fuel Enterprises which provides a monthly fee of $5,000 plus expenses, a stock issuance of 200,000 shares of our Class A Common Stock and a stock option to purchase 400,000 shares of our Class A Common Stock in exchange for promotional services from Keri Glassman.  The effective date of the agreement is July 24, 2007.

4.                 Inventories

Inventories consist of the following:

	December 31,
	2007	2006
	(In thousands)
Raw materials	$877	$1,217
Finished goods	1,742	1,378
	$2,619	$2,595

5.              Intangible Assets

Intangible assets consist of the following:

	December 31,
	2007	2006
	(In thousands)
Goodwill	$—	$10,969

Trademarks and brands	$1,896	$2,200
Covenant not to compete	1,379	1,600
Customer relationships	7,929	9,200
Licensing agreements	677	489
Other	30	64
	11,911	13,553
Less: accumulated amortization	1,690	726
Intangible assets, net	$10,221	$12,827

The value of the intangible assets, including customer relationships and other intangibles, is exposed to future adverse changes if the Company experiences declines in operating results or experiences significant negative industry or economic trends. The Company periodically reviews intangible assets, at least annually or more often as circumstances dictate, for impairment and the useful life assigned using the guidance of applicable accounting literature.  As described in Note 15, the Company executed a non-binding Letter of Intent (“LOI”) to sell substantially all of the assets of its sole operating subsidiary, Woodridge, including the underlying intangible assets in satisfaction of the obligations of Woodridge and the Company under its Credit Agreement.  Based on the terms of the LOI, the Company determined that the carrying amount of goodwill and other intangible assets were not recoverable as carrying amounts exceeded the fair value. The terms of the LOI were used to determine the implied fair value of goodwill and intangible assets.  Based of this implied fair value, an impairment loss charge of $10.9 million was recognized in December 2007.

6.                 Property and Equipment

Property and equipment consists of the following:

	December 31,
	2007	2006
	(In thousands)
Equipment	$167	$182
Tools and dies	115	85
Software	12	25
Furniture and fixtures	16	53
Leasehold Improvements	19	19
	329	364
Less: accumulated depreciation	96	80
Property and equipment, net	$233	$284

7.                 Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2007	2006
	(In thousands)
Trade accounts payable	$1,332	$1,717
Accrued credit customer balances	439	1,859
Accrued payroll and compensation	92	129
Accrued legal, audit and annual report costs	142	134
Accrued severance	—	270
Accrued interest	156	65
Accrued commission	57	—
Other	130	190
	$2,348	$4,364

8.                 Financing Arrangements

In connection with the acquisition of substantially all of the assets of Jocott, Nextera and Woodridge (as borrower) entered into a credit agreement on March 9, 2006 for a $15.0 million senior secured credit facility, which was originally comprised of a $10.0 million fully-drawn term loan and a four-year $5.0 million revolving credit facility (the “Credit Agreement”). The Credit Agreement was subsequently amended on March 29, 2007, April 17, 2007 and again on November 6, 2007.

The administrative agent for the lenders under the Credit Agreement determined that, as of March 29, 2007, certain events of default under the Credit Agreement had occurred as a consequence of the breach by Nextera and Woodridge of certain financial covenants as of December 31, 2006. Under the Amendment and Forbearance Agreement, the lenders agreed, during the forbearance period, to forbear the exercise of any and all rights and remedies to which the lenders are or may become entitled as a result of the default. The forbearance period began on March 29, 2007 and ended on April 30, 2007.

On April 17, 2007, Nextera, Woodridge, the administrative agent and the lenders entered into an amendment agreement under the Credit Agreement (the “Second Amendment”). Under the terms of the Second Amendment, the revolving credit facility was reduced from $5.0 million to $2.75 million.

On November 6, 2007, Nextera, Woodridge, Mounte, the administrative agent and the lenders entered into an amendment agreement under the Credit Agreement (the “Third Amendment”). Under the terms of the Third Amendment, the Company obtained a bridge loan credit facility aggregating $2.5 million. Pursuant to the Third Amendment, the bridge loan facility , the term loan and the revolving credit facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus 5.0%, or bank base rate plus 4.0%, as selected by Woodridge. Outstanding borrowings under the bridge loan facility must be repaid with cash balances in excess of $500,000 through the final maturity of May 31, 2008. Outstanding borrowings under the term loan must be repaid in four quarterly payments, commencing March 31, 2008, with a final payment due on March 31, 2009, the maturity date of the term loan. The maturity date for the revolving credit facility is also March 31, 2009. The commitment fee on the revolving credit facility is payable quarterly at a rate of 0.50% of the unused amount of the revolving credit facility per annum. Additionally, the financial covenants were waived for periods prior to November 6, 2007 and modified thereafter.

The Credit Agreement, as amended, contains certain restrictive financial covenants, including minimum consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), minimum purchase order levels and maximum corporate overhead, as defined therein.  The obligations of Woodridge, as borrower, under the Credit Agreement are guaranteed by Nextera and all of the direct and indirect domestic subsidiaries of Woodridge and Nextera.

On March 31, 2008, an installment of principal of the term loan in an aggregate amount equal to $250,000 (the “March 31 Installment”) became due and payable under the Credit Agreement.  The March 31 Installment remains unpaid.  Additionally, the Company has furnished the administrative agent of the Credit Agreement with financial information showing that, as of January 31, 2008, the Company failed to comply with the minimum consolidated EBITDA financial covenant applicable to the measurement period ending January 31, 2008.  As a consequence of the failure to pay the March 31 Installment, and the failure to comply with this financial covenant, events of default have occurred under the Credit Agreement (collectively, “Specified Events of Default”).  No cure periods or grace periods are applicable to the Specified Events of Default.  The Specified Events of Default have not been waived and are continuing under the Credit Agreement.

Accordingly, all amounts outstanding under the Credit Agreement have been classified as current liabilities in the accompanying balance sheet as of December 31, 2007.   Note 15 describes a proposed transaction to satisfy the obligations under the Credit Agreement.

The Company has an interest rate collar agreement to hedge the LIBOR interest rate risk on $5.0 million of the term loan. Under the terms of this agreement, the Company will pay a 6% fixed rate if the three-month LIBOR rate exceeds 6% and in return will receive the three-month LIBOR rate. In addition, if the three-month LIBOR rate falls below 5%, the Company will pay a 5% fixed rate and in return will receive the three-month LIBOR rate. The effect of this agreement is therefore to convert the floating three-month LIBOR rate to a fixed rate if the three-month LIBOR rate exceeds 6% or falls below 5%. The three-month LIBOR rate received under the agreement will substantially match the rate paid on the term loan since term loan currently bears interest at the six-month LIBOR rate. The fair value of the collar was ($97,000) at December 31, 2007 and is included in accrued liabilities in the accompanying balance sheets.

9.                 Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	Year ended December 31,
	2007	2006
Current:
Federal	$(400)	$—
Total current tax benefit	$(400)	—

Deferred:
Federal	(201)	201
State	(35)	35
Total deferred tax (benefit) provision	(236)	236
Total tax (benefit) provision	$(636)	$236

The reconciliation of the consolidated effective tax rate of the Company is as follows:

	Year ended December 31,
	2007	2006
Tax benefit at statutory rate	(34)%	(34)%
State taxes benefit, net of federal benefit	(6)	(6)
Tax reserve release	(2)	1
Other	—	1
Valuation allowance adjustments, primarily net operating losses not benefited	38	43
Income tax provision	(4)%	3%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
	(In thousands)
Deferred tax assets:
Reserves and allowances	$1,789	$1,942
Inventory	288	256
Other accrued liabilities	510	588
Trademarks and other	1,240	527
Goodwill	3,051	—
AMT credit	1,060	1,060
Loss carryforwards	25,976	20,333
Gross deferred tax assets	33,914	24,706

Deferred tax liabilities:
Goodwill	—	(236)
Separately Identifiable Intangibles	(37)	(11)
Gross deferred tax liabilities	(37)	(247)

Valuation allowance	(33,877)	(24,695)

Net deferred tax liabilities	—	$(236)

Valuation allowances relate to uncertainties surrounding the realization of tax loss carryforwards and the tax benefit attributable to certain tax assets of the Company. The valuation allowance represents a reserve against all deferred tax assets that must be realized through the generation of taxable income in future periods. The deferred tax liability at December 31, 2006 generated by the amortization of goodwill for tax purposes was not offset against the deferred tax assets in determining the valuation allowance as there was no assurance that the deferred tax liability would reverse prior to the expiration of the net operating losses or the reversal of other deferred tax assets.  In 2007, the elimination deferred tax liability related to the previous amortization of goodwill for tax purposes, resulted in additional income tax benefit.

At December 31, 2007, the Company had Federal and State tax net operating loss carryforwards of approximately $62.1 million  and $63.2 million, respectively, that expire between 2007 and 2027. In addition, the Company has Federal alternative minimum tax credits of $1.1 million that do not expire. The loss carryforwards and credits may be subject to annual limitations under IRC section 382. If such limitations were deemed to exist, the Company’s ability to utilize the carryforwards to their fullest extent would be limited and may adversely affect future net income and cash flows.

10.          Related Party Transactions

The law firm of Maron & Sandler has served as Nextera’s general counsel since its inception. Richard V. Sandler, who currently serves as Chairman of the board of directors of the Company and Stanley E. Maron, a director and secretary of the Company, are partners of Maron & Sandler. In 2007 and 2006, Maron & Sandler billed Nextera approximately $36 thousand and  $40 thousand, respectively, for legal services rendered to the Company.

In December 2006, a party related to Messrs. Millin and Weiss, directors of Nextera, acquired approximately $0.3 million of slow-moving inventory from the Company at book value. Additionally, the Company paid Weiss Accountancy , a firm affiliated with Scott Weiss, approximately $8 thousand and $20 thousand, in 2007 and 2006, respectively, for accounting services.

On March 29, 2007, Nextera, Woodridge and Jocott entered into an Indemnity Deposit Agreement. On April 16, 2007, Nextera, Mounte, the majority stockholder of Nextera, and Jocott entered into a separate Funding Agreement and related Promissory Notes and Standstill Agreements. See note 11 for a detailed description of these agreements.

11.          Stockholders’ Equity

Class A and Class B Common Stock

At December 31, 2007, the Company had 38,692,851 shares of Class A Common Stock and 3,844,200 shares of Class B Common Stock outstanding. The Class B Common Stock has the same economic characteristics as the Class A Common Stock, except that each share of Class B Common entitles the holder to ten votes per share of Class B Common Stock.  Each share of Class B Common Stock can be converted by the holder into one share of Class A Common Stock.

Series A Cumulative Convertible Preferred Stock

On December 14, 2000, the Company entered into a Note Conversion Agreement with Mounte whereas Mounte converted certain debentures into shares of $0.001 par value Series A Cumulative Convertible Preferred Stock (“Series A Preferred”). The Series A Preferred currently bears dividends at a 7% rate. Such dividends are payable quarterly in arrears in cash or, at the option of the Company, in additional nonassessable shares of Series A Preferred.

The Series A Preferred carries a liquidation preference equal to $100 per share and is convertible into Class A Common Stock at the option of the holder. The Series A Preferred is convertible at a price equal to $0.6875 per share. Each holder of Series A Preferred is entitled to vote on matters presented to stockholders on an as converted basis. Holders of our Series A Preferred  are entitled to 151 votes per share (which equals the number of whole shares of Class A Common Stock into which one share of Series A Preferred is convertible) on all matters to be voted upon for each share of Series A Preferred held.

Beginning on December 14, 2004, in the event that the average closing price of the Company’s Class A Common Stock for the 30 days prior to the redemption is at least $1.0313, the Series A Preferred may be redeemed at the option of the Company. As of December 31, 2007, the Series A Preferred may be redeemed at a price equal to $103 per share plus accrued unpaid dividends through December 14, 2007 by the Company. Each year thereafter, the redemption price will decrease $1 per share until December 14, 2010, at which point the redemption price will be fixed at $100 per share plus accrued unpaid dividends.

Funding Agreement and Note Conversion Agreements - Series B Cumulative Non-Convertible Preferred Stock

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

The Funding Agreement provides, subject to (i) any required consents or approvals of the lenders under the Credit Agreement and of any other persons whose consent or approval is required at the time under any credit or other contract or agreement to which Nextera, Woodridge or any of their affiliates is a party, (ii) any required consent of the holders of the outstanding Series A Preferred, and (iii) the approval of Nextera’s board of directors; that, in the event that Nextera’s EBITDA for a fiscal year is greater than or equal to $7.0 million or is greater than or equal to $12.0 million for any two consecutive fiscal years, or any event happens that results in the exchange or redemption of, or payment of a liquidation preference with respect to, any of Nextera’s outstanding preferred stock (the “Triggering Event”), Nextera will take the following actions:

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

c)              Nextera will grant to the holders of Series A Preferred, Series B Preferred and Series C Preferred the right (the “Special Redemption Right”), the exercise of which is conditioned upon the occurrence of a Triggering Event, the request of the holders and the approval of the Company’s board of directors,  to redeem all or a portion of the shares of the Preferred Stock held by such holders at a redemption price equal to $100 per share (plus any applicable accrued but unpaid dividends on the shares so redeemed).  The Special Redemption Right of the holders of Series A Preferred will be senior and prior to the Special Redemption Rights of the holders of Series B Preferred and Series C Preferred, and the Special Redemption Rights of the holders of Series B Preferred and Series C Preferred will be on parity with each other.

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

On June 15, 2007, Nextera entered into a Note Conversion Agreement whereby Nextera exchanged all outstanding principal and accrued interest owed to Mounte and Jocott pursuant to individual promissory notes executed in connection with the Funding Agreement for 15,169 and 10,113 shares, respectively, of Nextera’s Series B Preferred together with a cash payment in lieu of fractional shares. The Series B Preferred Stock was issued at a price of $100 per share, has a liquidation preference of $100 per share, provides for a 7% per annum cumulative paid-in-kind dividend, and entitles its holders to a number of votes equal to the number of shares held. The Series B Preferred Stock is not convertible into any other securities of Nextera and ranks junior to the Series A Preferred as to the payment of dividends, the issuance of a special redemption, and the distribution of assets upon liquidation, dissolution or winding up. The Series B Preferred Stock is structured so as to qualify as “Permitted Equity Interests” as such term is defined in Nextera’s Credit Agreement, as amended.

In connection with the issuance of the Series B Preferred Stock, Nextera issued a Class A Common Stock Purchase Warrant to, each of Mounte and Jocott, pursuant to the terms of a Funding Agreement. Under such Warrants, Nextera granted Mounte and Jocott the right to purchase 3,033,945 and 2,022,630 shares, respectively, of Nextera’s Class A Common Stock at an exercise price of $0.50 per share, exercisable at any time at the option of the holder. The warrants have a ten-year term and have customary piggyback registration rights and anti-dilution rights with respect to specified events. The fair value of the warrants has been determined to be $647 thousand. This amount was calculated using the Black-Scholes pricing model with the following assumptions: 118.9% volatility; expected term of 10 years; 5.10% risk-free rate; and 0% dividend.

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

The weighted-average grant-date fair value of options granted during the years ended December 31, 2007 and 2006 was estimated on the grant date using the Black-Scholes option-pricing model with assumptions noted in the following table.  Expected volatilities are based on historical volatility of the Common Stock and other factors.  The expected term of options represented the period of time that options granted are expected to be outstanding and is derived from historical terms and other factors.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2007	2006
Risk-free interest rates	4.8%	5.25%
Expected lives (years)	5	3-4
Expected volatility	81%	73.5%
Dividend rate	0%	0%

Options granted, exercised, expired and forfeited under the Plan are as follows:

Stock Options	Shares	Weighted- Average Exercise price	Weighted- Average Remaining Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	5,402,267	$1.84
Granted	1,150,000	0.58
Exercised	—	—
Forfeited or expired	—	—
Outstanding at December 31, 2006	6,552,267	$1.62	5.6	$—
Granted	1,651,168	0.24
Exercised	—	—
Forfeited or expired	1,401,250	1.23
Outstanding at December 31, 2007	6,802,185	$1.37	5.5	$—
Options vested and expected to vest at December 31, 2007	1,413,750	$0.38	8.9	$—
Options exercisable at end of year	5,388,435	$1.63	4.6	$—

The weighted-average grant-date fair value of options granted during the years 2007 and 2006 was $0.15 and $0.34, respectively.  Intrinsic value is defined as the difference between the relevant current market value of the underlying common stock and the grant price for options with exercise prices less than the market values on such dates.  No options were exercised during 2007 and 2006.

As of December 31, 2007, there was approximately $0.1 million of unrecognized compensation cost related to stock options outstanding which will be recognized over the next year.

Options are granted at an exercise price equal to the fair market value at the date of grant.  Information regarding stock options outstanding at December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable at December 31, 2007	Weighted-Average Exercise Price
$0.16 - $1.00	3,824,918	7.6	$0.41	2,411,168	$0.43
$1.01 - $3.00	2,762,267	2.8	2.00	2,762,267	2.00
$3.01 - $11.00	215,000	1.8	10.32	215,000	10.32
	6,802,185		$1.37	5,388,435	$1.63

12.   Basic and Diluted Earnings Per Common Share

The following table sets forth the reconciliation of the numerator and denominator of the net income (loss) per common share computation:

	Year ended December 31,
	2007	2006
	(Amounts in thousands, except per share data)
Numerator:
Loss from continuing operations	$(15,441)	$(7,386)
Preferred dividends	(491)	(353)
Loss from continuing operations applicable to common stockholders	(15,932)	(7,739)
Income from discontinued operations	—	69
Net loss applicable to common stockholders	$(15,932)	$(7,670)

Denominator:
Weighted average common shares outstanding, basic and diluted	42,537	40,738
Net loss per common share, basic and diluted
Loss from continuing operations	$(0.37)	$(0.19)
Income from discontinued operations	0.00	0.00
Net loss per common share, basic and diluted	$(0.37)	$(0.19)

In  2007 and 2006, the Company had  7,372,000 of common stock equivalents, consisting of stock options, warrants and convertible preferred stock, which were not included in the computation of earnings per share because they were antidilutive.

13.   Retirement Savings Plans

The Company and certain of its subsidiaries sponsor retirement savings plans under the Internal Revenue Code for the benefit of all of their employees meeting certain minimum service requirements. Eligible employees may elect to contribute to the retirement plans subject to limitations established by the Internal Revenue Code. The trustees of the plans select investment opportunities from which participants may choose to contribute. Employer contributions are made at the discretion of the Company. Total employer contribution expense under the plans was $0.1 million in both 2007 and 2006.

14.   Commitments and Contingencies

Lease Commitments

The Company leases its corporate office and warehouse under noncancelable operating leases with various expiration dates through August 2011. Total rent expense was approximately $0.5 million and $0.1 million for 2007 and 2006, respectively. The future minimum annual payments and anticipated sublease income under such leases in effect at December 31, 2007, were as follows (in thousands):

	Minimum Rental Payments	Sublease Rental Income	Net Minimum Lease Payments
2008	$567	$34	$533
2009	523	—	523
2010	523	—	523
2011	349	—	349
2012	—	—	—
Thereafter	—	—	—
Total minimum lease payments	$1,962	$34	$1,928

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

15.   Subsequent Event

On April 16, 2008, the Company executed a non-binding Letter of Intent (“LOI”) to sell substantially all of the assets of its sole operating subsidiary, Woodridge, to a company (the “Buyer”) owned by the secured lenders under Woodridge’s senior secured credit agreement in satisfaction of the obligations of Woodridge and the Company under the Credit Agreement.  NewStar Financial, Inc. (“NewStar”), the administrative agent under the Credit Agreement, and its affiliates would control the Buyer subsequent to the closing of the proposed transaction.  All proceeds from the proposed sale of these assets will be applied at closing towards repayment of Woodridge’s bridge loans, term loan and revolving credit facility under the Credit Agreement.  Accordingly, all amounts outstanding under the Credit Agreement have been classified as current liabilities in the accompanying balance sheet as of December 31, 2007.

As of the date of this Annual Report on Form 10-K, NewStar was owed $13.25 million under all facilities of the Credit Agreement. Mounte and Jocott are bridge lenders under the Credit Agreement, with $1.0 million and $0.4 million outstanding as of the date of this Annual Report on Form 10-K, respectively.

The proposed transaction is subject to various conditions, including the signing of mutually satisfactory definitive agreements, the approval of the Company’s board of directors, including a recommendation by the independent members of the board of directors, and the approval of the Company’s shareholders.  There can be no assurance that the transactions contemplated by the LOI will be consummated as described herein or at all.  Should the sale be consummated, the Company would be left with no operating assets to generate cash flows.

ITEM 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Controls and Procedures

A system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended the “Exchange Act”) are controls and other procedures that are designed to provide reasonable assurance that the information that the Company is required to disclose in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the President (Principal Executive Officer) and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Moreover, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Notwithstanding the issues described below, the current management has concluded that the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States for each of the periods presented herein.

Management’s Report on Internal Control Over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States of America generally accepted accounting principles. A Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our consolidated financial statements.

In connection with the preparation of this Annual Report on Form 10K, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007, the Company’s management did not complete the assessment of the effectiveness of the Company’s internal control over financial reporting, implementing the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in “Internal Control-Integrated Framework”. Management has concluded as a result that its disclosure controls and procedures may not be effective at the reasonable assurance level as of December 31, 2007. Specifically, its control environment possibly may not sufficiently promote effective internal control over financial reporting through the management structure to prevent a material misstatement.

The Company needs to complete implementing the internal controls based on the criteria established in Internal Control — Integrated Framework issued by the COSO. The management believes that it is taking the steps that will properly address any issue. While we are taking immediate steps to implement the internal controls based on the criteria established in Internal Control - Integrated Framework issued by the COSO, they will not be considered fully implemented until the internal controls are tested and are found to be operating effectively.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

Richard V. Sandler

Mr. Sandler, 59, currently serves as Chairman of the board of directors of Nextera, a position he has held since December 2003. He has been a director of Nextera since February 1997. Previously, Mr. Sandler served as Vice-Chairman of Nextera from February 2003 to December 2003. Mr. Sandler serves on Nextera’s Compensation Committee. Mr. Sandler also serves as an officer or director of other privately held affiliates of Mounte (successor to Krest LLC, Knowledge Universe, Inc. and Knowledge Universe LLC) and subsidiaries of Nextera. Mounte beneficially owns or controls approximately 65.1% of the voting power of our outstanding Common Stock, Series A Preferred Stock and Series B Preferred Stock.  Mr. Sandler is a senior partner in the law firm of Maron & Sandler, a position he has held since September 1994.

Ralph Finerman

Mr. Finerman, 72, currently serves as a director of Nextera, a position he has held since August 1998. Mr. Finerman also serves as an officer or director of other privately held affiliates of Mounte and subsidiaries of Nextera. Mr. Finerman is a certified public accountant and an attorney and practiced in New York prior to forming RFG Financial Group, Inc. in 1994. Mr. Finerman currently serves as President of RFG Financial Group.

Alan B. Levine

Mr. Levine, 64, currently serves as a director of Nextera, a position he has held since June 2003, and serves as Chairman of Nextera’s Audit Committee in addition to serving on Nextera’s Compensation Committee. Mr. Levine currently is the Vice-President and Chief Financial Officer of Graduate Management Admission Council. Mr. Levine serves on the board of RBC Bearings, Incorporated, where he is the Chairman of the Audit Committee. Mr. Levine served as a director and Chief Financial Officer of Virtual Access Networks, Inc. from September 2001 to April 2002 and Vice President, Chief Financial Officer and Treasurer of Marathon Technologies Corporation from October 1998 to September 2001. Mr. Levine was a partner with Ernst & Young LLP from 1986 to September 1998.

Stanley E. Maron

Mr. Maron, 60, currently serves as a director and Secretary of Nextera, positions he has held since February 1997. Mr. Maron serves on Nextera’s Compensation Committee. Mr. Maron is also a director of LeapFrog Enterprises, Inc., Secretary of Mounte and an officer or director of various public and privately held affiliates of Mounte and subsidiaries of Nextera. Mr. Maron is a senior partner in the law firm of Maron & Sandler, a position he has held since September 1994.

Joseph J. Millin

Mr. Millin, 54, was elected as a director and President of Nextera on March 9, 2006 in connection with the closing of the purchase by Nextera of the assets of Woodridge (the “Transaction”).  Mr. Millin also serves as the Chief Executive Officer and President of Woodridge, a wholly owned subsidiary of Nextera, in accordance with the terms of his employment agreement with us. Since 1996, Mr. Millin has served as the President and director of Jocott, formerly known as Woodridge prior to March 9, 2006.

Scott J. Weiss

Mr. Weiss, 52, was elected as a director of Nextera on March 9, 2006 in connection with the closing of the Transaction. Mr. Weiss also serves as the Chief Operating Officer of Woodridge, in accordance with the terms of his employment agreement with us. Since 1996, Mr. Weiss has served as the Chief Financial Officer, Secretary and director of Jocott, formerly known as Woodridge prior to March 9, 2006. Mr. Weiss is a licensed certified public accountant and is the President and director of Weiss Accountancy Corporation.

Antonio Rodriquez

Mr. Rodriquez, 42, joined us on January 31, 2007 as our Chief Financial Officer. Prior to joining the Company, Mr. Rodriquez served as the Chief Accounting Officer of Capstone Turbine Corp., a publicly traded leading producer of low-emission microturbine systems, from January 2006 to January 2007. Prior to Capstone Turbine, Mr. Rodriquez served as Vice President of Finance for ValueClick, Inc., a publicly-traded internet media and technology firm, from 2000 until December 2005. Mr. Rodriquez also served as a Senior Manager in the Assurance Practice of the Manufacturing, Retailing and Distribution line of business at KPMG, LLP. Mr. Rodriquez is a certified public accountant and is a member of the American Institute of Certified Public Accountants.

Corporate Governance

We have formally adopted a written code of business conduct and ethics that governs our employees, officers and directors.  This code of business conduct is available free of charge to any person that requests a copy through a written request made to our Chief Financial Officer at our Corporate Headquarters.  We promote accountability for adherence to honest and ethical conduct; endeavor to provide full, fair, accurate, timely and understandable disclosure in reports and documents that we file with the Commission and in other public communications made by us; strive to be compliant with applicable governmental laws, rules and regulations; and promote prompt internal reporting of violations of the code of ethics to an appropriate person or persons.

There were no material changes to the procedures by which shareholders may recommend nominees to our board of directors during the fiscal year ended December 31, 2007.

The Audit Committee is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of our consolidated financial statements and other services provided by our independent public accountants. The board of directors also reviews our internal accounting controls, practices and policies.  The Audit Committee during fiscal 2007 was composed of Messrs. Levine and Grinstein. Mr. Grinstein resigned from Nextera’s board of directors effective as of April 21, 2008.  Mr. Levine qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership to file with the SEC initial reports of ownership and reports of changes in their beneficial ownership of our common stock. Such officers, directors and shareholders are required by SEC Regulations to furnish us with copies of all such reports. To our knowledge, based solely on a review of copies of reports filed with the SEC during the last fiscal year, all applicable Section 16(a) filing requirements were met, except as set forth below.  Each of Mr. Ralph Finerman, Mr. Alan Levine, Mr. Stanley Maron and Mr. Richard Sandler filed a late Form 4 relating to a single transaction.

ITEM 11.    Executive Compensation

Compensation Discussion and Analysis

The Compensation Committee of the board of directors (the “Compensation Committee”) administers Nextera’s executive compensation program and establishes the salaries of Nextera’s executive officers. The Compensation Committee in fiscal 2007 consisted of Messrs. Maron, Sandler and our two independent directors, Messrs. Grinstein and Levine.  Mr. Grinstein resigned from Nextera’s board of directors effective as of April 21, 2008.

Compensation Philosophy and Objectives

The general philosophy of the Compensation Committee is to motivate, measure and reward employees for performance that we believe will result in superior operational results and build long-term value for our shareholders. The objectives of our compensation and benefit programs are to link the financial interests of Nextera’s executive officers to the interests of its stockholders, to encourage support of Nextera’s long-term goals, to tie executive compensation to Nextera’s performance, to attract and retain talented leadership and to encourage significant ownership of Nextera’s common stock by executive officers.  Most of our compensation elements simultaneously fulfill one or more of these objectives.

Setting Executive Compensation

In making decisions affecting our executive compensation, the Compensation Committee reviews the nature and scope of the executive officer’s responsibilities as well as his effectiveness in supporting Nextera’s long-term goals.  There is no pre-established amount or formula for the allocation between annual compensation and long-term compensation for our executive officers. Rather, the compensation committee relies on each committee member’s knowledge and experience as well as information provided by management to determine the appropriate level and mix of compensation.

Executive Compensation Components

We utilize certain elements of our executive compensation to ensure a proper balance between our short- and long-term successes as well as between our financial performance and shareholder return.

The principal components of compensation provided to Nextera’s executive officers are:

•  Annual salary;

•  Annual performance bonuses;

•  Long-term equity incentives;

•  Retirement savings opportunity; and

•  Health and welfare benefits.

Each component aligns the interests of our executive officers with the interests of our stockholders in different ways, whether through focusing on short-term and long-term performance goals, promoting an ownership mentality towards one’s job, linking individual performance to our performance, or by ensuring healthy employees.

Elements of Compensation

Base Salary

We provide our executives with a base salary to compensate them for services rendered during the fiscal year and to provide a stable annual salary at a level consistent with their individual contributions to us. Consistent with its philosophy, the Compensation Committee establishes and adjusts base salaries for Nextera’s executive officers annually, taking into account the performance of Nextera, individual performance of each executive, and the executive’s scope of responsibility in relation to other officers and key executives within Nextera. In selected cases, other factors may also be considered.

No adjustments were made to our executive officers’ base salaries during 2007.

Annual Incentive Bonuses

Nextera does not have a formal incentive bonus plan. However, Nextera may pay bonuses to its executive officers at the end of each fiscal year based primarily on the Compensation Committee’s subjective assessment of Nextera’s performance and individual executive performance for the year then ended.  For 2007, based on Nextera’s performance, no annual bonuses were awarded to our executive officers.

Long-Term Incentives

The Compensation Committee is committed to long-term incentive programs for executives that promote the long-term growth of Nextera. Our long-term incentives consist solely of stock option awards. We believe that stock options are an effective way to reward our employees and to align employee and stockholder long-term interest. Stock options provide a direct link between compensation and stockholder return. The exercise price of stock options granted to executives is equal to the fair market value of Nextera’s Class A Common Stock on the date of the grant, as determined under Nextera’s Amended and Restated 1998 Equity Participation Plan. The vesting schedule for options granted under Nextera’s option plans is generally set to emphasize the long-term incentives provided by option grants. A longer vesting schedule is generally selected to encourage executives to consider the long-term welfare of Nextera and to establish a long-term relationship with Nextera. It is also designed to reduce executive turnover and to retain the trained skills of valued employees.

The number of options granted to individual executive officers depends upon the executive’s position at Nextera, his or her performance prior to the option grant and market practices within our industry. Because the primary purposes of granting options are to provide incentives for future performance and retain highly skilled and valued executives, the Compensation Committee considers the number of shares that are not yet exercisable by an executive under previously granted options when granting additional stock options.

During 2007, the Compensation Committee granted stock options to purchase 200,000 shares of our Class A Common Stock to Antonio Rodriquez in connection with his commencement of employment based on its consideration of the foregoing factors.

Retirement Savings

Our executive officers are eligible for the same benefits that are available to Nextera employees generally. These include participation in a tax-qualified 401(k) plan and group life, health, dental, vision and disability insurance plans.

401(k) Plan

Nextera’s 401(k) plan is available to the executive officers and other eligible Nextera employees enabling them to contribute certain percentages of their annual base salary into the plan.  We will match 75% of the first 6% of an employee’s eligible compensation contributed to the plan, subject to the maximums permissible under the Internal Revenue Code of 1986, as amended, or the Code.

Severance Plans

The below-referenced employment agreements contain provisions related to severance payments upon termination of employment. Each of these agreements is described in detail under the heading “Potential Payments upon Termination or Change in Control.” We do not have any other formal severance policies or plans.

Health and Welfare Benefits

We offer a variety of health and benefit programs, including group life, health, dental, vision and disability insurance plans.

Internal Revenue Code Section 162(m)

The Compensation Committee also considers the potential impact of Section 162(m) of the Code (“Section 162(m)”). Section 162(m) disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for the chief executive officer and the other senior executive officers, other than compensation that is performance-based under a plan that is approved by the shareholders of the corporation and that meets certain other technical requirements. Based on these requirements, the Compensation Committee has determined that Section 162(m) will not prevent Nextera from receiving a tax deduction for any of the compensation paid to executive officers.

Executive Compensation

The following table sets forth all compensation paid or accrued for the years ended December 31, 2006 and 2007 for our president and our chief financial officer (referred to herein as our “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph J. Millin (1)	2007	$360,000	$—	$—	$5,893	$—	$—	$31,092	$396,985
President (Principal Executive Officer) and Director	2006	$291,429	$—	$—	$5,161	$—	$—	$21,063	$317,653

Antonio Rodriquez (2)	2007	$183,333	$—	$—	$13,728	$—	$—	$7,333	$204,395
Chief Financial Officer

(1)    Mr. Millin was named President of Nextera and an executive officer in March 2006.  All Other Compensation for 2007 includes $16,692 in reimbursements for the costs of Mr. Millin’s automobile and $14,400 of 401(k) employer matching contribution.

(2)    Mr. Rodriquez was named Chief Financial Officer of Nextera Enterprises in February 2007.  Reflects a pro-rated base salary for 2007.  All Other Compensation includes $7,333 of 401(k) employer matching contribution.

(3)    This column represents the dollar amount recognized for financial statement reporting purposes with respect to the applicable fiscal year for the stock options granted to each of the Named Executive Officers in accordance with SFAS 123R.  Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions used in the calculation of these amounts, refer to notes 2 and 11 to the financial statements included in this annual report. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by the Named Executive Officers.

Grants of Plan-Based Awards

The following table sets forth information regarding stock options under plan-based awards granted to our Named Executive Officers in 2007.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Stock of Units (#)	Underlying Options (#)	Awards ($ /Sh)	and Option Awards
Joseph J. Millin	—	—	—	—	—	—	—

Antonio Rodriguez (1)	02/13/07	—	—	—	—	—	—	—	200,000	$0.27

(1)             The option vests as follows: 50,000 shares were vested upon issuance and 50,000 shares vest on each anniversary of Mr. Rodriquez’s date of hire (February 1, 2007) over a three year period.  The option has a ten year term.  The grant date fair value of the award was calculated in accordance with SFAS 123R.

Discussion of Summary Compensation and Grants of Plan-Based Awards Table

Our executive compensation policies and practices, pursuant to which the compensation set forth in the Summary Compensation Table and the Grants of Plan-Based Awards table was paid or awarded, are described above under “Compensation Discussion and Analysis.” A summary of certain material terms of our compensation arrangements with our Named Executive Officers is set forth below.

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

The employment agreement also provides for certain termination benefits in the event that Mr. Millin’s employment is terminated by us without cause or by him with good reason, as described under the heading “Potential Payments Upon Termination or Change in Control” below.

Antonio Rodriquez

In an offer letter dated December 14, 2006, Nextera extended to Antonio Rodriquez an offer of employment as Chief Financial Officer of Nextera and Woodridge.  Mr. Rodriquez joined Nextera and Woodridge on February 1, 2007.

Under the terms of the offer letter, Mr. Rodriquez receives an annual base salary of $200,000 and is eligible to participate in our discretionary bonus plan in an amount up to 50% of his annual salary.  Mr. Rodriquez’s offer letter also provides for certain termination benefits in the event that Mr. Rodriquez’s employment is terminated by us within six months following a change of control, as described under the heading “Potential Payments Upon Termination or Change in Control” below.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2007 held by our Named Executive Officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)(1)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($ )
Joseph J. Millin (2)	50,000	50,000	—	$0.60	06/06/2016	—	$—	—	$—
Antonio Rodriquez (3)	50,000	150,000	—	$0.27	02/13/2017	—	$—	—	$—

(1)    Option exercise price represents the closing market price of Nextera stock on date of grant.

(2)    The option vests as follows: 25% of the shares subject to the option vest on each of March 9, 2007, 2008, 2009 and 2010.

(3)    The option vests as follows: 50,000 shares were vested upon issuance and 50,000 shares vest on each anniversary of Mr. Rodriquez’s date of hire (February 1, 2007) over a three year period.

Option Exercises for 2007

The following table sets forth information regarding stock options exercised by our Named Executive Officers during 2007.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Joseph J. Millin	—	—	—	—
Antonio Rodriquez	—	—	—	—

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

Potential Payments Upon Termination or Change in Control

Joseph Millin

Mr. Millin’s employment agreement provides that if his employment is terminated by us without cause or by him with good reason, or if we fail to renew his employment agreement, then; subject to his execution of a general release of claims, Mr. Millin will be entitled to: (1) his base salary for a period of one year, (2) a bonus in an amount based upon the bonus amount, if any, that would have been paid to Mr. Millin for the year in which the termination occurs, pro-rated for the length of his service during the year in which his termination occurs, (3) continuation of customary welfare benefits for one year and (4) immediate vesting of either 50% of all unvested options granted to Mr. Millin for Nextera’s Class A Common Stock or the options granted to Mr. Millin for Nextera’s Class A Common Stock which would have vested in the 12 month period immediately following the date of termination, whichever is greater.  If Mr. Millin’s employment were terminated by Nextera without cause or by him for good reason as of December 31, 2007, subject to his execution of a general release of claims and continued compliance with the terms of the employment agreement, Nextera would have been obligated to continue to pay to Mr. Millin his annual base salary of $360,000 throughout 2008 and to provide welfare benefits for 2008.  The exercise price of all of Mr. Millin’s stock options is currently in excess of the fair market value of Nextera’s Class A Common Stock so there is no value attributable to any accelerated vesting of such stock options.

For the purposes of Mr. Millin’s employment agreement, cause means dishonest statements or acts towards the Company that are materially injurious to Nextera, the commission of or entry of a guilty or no contest plea to a felony or misdemeanor involving moral turpitude, deceit, dishonesty or fraud, the willful violation of a federal or state law that is applicable to Nextera’s business and is materially injurious to Nextera, the willful and continued failure to perform his job duties after a written demand for such performance is delivered by the board of directors, or a material breach of any agreement with the Company.

For the purposes of Mr. Millin’s employment agreement, good reason means a material reduction of Mr. Millin’s authority duties or responsibilities or a change in his title or a requirement that he report to anyone other than the board of directors, a reduction of his salary, the forced relocation of Mr. Millin’s home or office further than 25 miles from their current location or excessive travel as a condition of employment, certain material breaches of the employment agreement by Nextera, or the failure of a successor of Nextera to assume the employment agreement.

Antonio Rodriquez

Mr. Rodriquez’s offer letter provides that if his position with Nextera is terminated within six months following a change in control, then Mr. Rodriquez will be entitled to his base salary for a period of six months.

Director Compensation

The table below summarizes the compensation paid by Nextera to non-Named Executive Officer directors during the fiscal year ended December 31, 2007.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)(1)	($)	($)	($)(2)	($)
Sandler (2)	$80,000	—	$29,527	—	—	—	$109,527
Finerman (3)	21,500	—	15,082	—	—	—	36,582
Fink (4)
Grinstein(5)	38,500	—	9,407	—	—	—	47,907
Levine (6)	38,500	—	18,503	—	—	—	57,003
Maron (7)	21,500	—	15,082	—	—	—	36,582
Weiss (8)	—	—	2,946	—	—	—	2,946

(1)    This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the stock options granted to each of the non-employee directors in accordance with SFAS 123R.  Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions used in the calculation of these amounts, refer to Notes 2 and 11 to the accompanying consolidated financial statements. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the non-employee directors.

(2)             Mr. Sandler received an option to purchase 49,690 shares of Nextera’s Class A Common Stock on June 1, 2007.  The grant date fair value of this stock option award, calculated pursuant to SFAS 123(R) was $6,667.  As of December 31, 2007, Mr. Sandler held stock options to purchase an aggregate of 814,690 shares of Nextera’s Class A Common Stock.

(3)             Mr. Finerman received an option to purchase 44,721 shares of Nextera’s Class A Common Stock on June 1, 2007.  The grant date fair value of this stock option award, calculated pursuant to SFAS 123(R) was $6,000.  As of December 31, 2007, Mr. Finerman held stock options to purchase an aggregate of 334,721 shares of Nextera’s Class A Common Stock.

(4)             As of December 31, 2007, Mr. Fink held stock options to purchase an aggregate of 255,000 shares of Nextera’s Class A Common Stock.

(5)             Mr. Grinstein resigned as a member of Nextera’s board of directors effective April 21, 2008.  As of December 31, 2007, Mr. Grinstein held stock options to purchase an aggregate of 345,000 shares of Nextera’s Class A Common Stock.

(6)             Mr. Levine received an option to purchase 74,536 shares of Nextera’s Class A Common Stock on June 1, 2007.  The grant date fair value of this stock option award, calculated pursuant to SFAS 123(R) was $9,990.  As of December 31, 2007, Mr. Levine held stock options to purchase an aggregate of 224,536 shares of Nextera’s Class A Common Stock.

(7)             Mr. Maron received an option to purchase 44,721 shares of Nextera’s Class A Common Stock on June 1, 2007.  The grant date fair value of this stock option award, calculated pursuant to SFAS 123(R) was $6,000.  As of December 31, 2007, Mr. Maron held stock options to purchase an aggregate of 354,721 shares of Nextera’s Class A Common Stock.

(8)             As of December 31, 2007, Mr. Weiss held stock options to purchase an aggregate of 50,000 shares of Nextera’s Class A Common Stock.

During 2007, independent directors Messrs. Grinstein and Levine were eligible to receive a quarterly cash retainer fee of $7,500, with each quarterly payment being conditioned on participation in at least 75% of the director’s board and committee activities and duties during that calendar quarter. During 2007, Messrs. Finerman, Fink and Maron were eligible to receive a quarterly cash retainer fee of $4,500, with each quarterly payment being conditioned on participation in at least 75% of the director’s board and committee activities and duties during that calendar quarter. Additionally, except for Messrs. Millin, Sandler and Weiss, each director is paid an in-person meeting fee of $1,000 and a telephonic meeting fee of $500 for each meeting attended, with the exception of Audit Committee meetings. Members of the Audit Committee are paid a meeting fee of $1,000. Mr. Sandler received a fee of $6,667 per month for his services as Chairman. Directors are reimbursed for all expenses incurred in connection with attendance at board and committee meetings.

Compensation Committee Report(2)

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussions with management, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in Nextera’s Annual Report on
Form 10-K.

Respectfully Submitted by the Compensation Committee

Alan B. Levine
Stanley E. Maron
Richard V. Sandler

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee for the 2007 fiscal year were Messrs. Grinstein, Levine, Maron and Sandler. Mr. Grinstein resigned as a member of Nextera’s board of directors effective April 21, 2008.  Mr. Sandler serves as the Chairman of the board of directors and Mr. Maron serves as our Secretary. Mr. Maron and Mr. Sandler are senior partners in the law firm of Maron & Sandler. The law firm of Maron & Sandler has provided legal services to us since February 1997. In 2007, Maron & Sandler billed us approximately $36,000 for legal services rendered. During the three years ended December 31, 2007, Maron & Sandler has not charged the Company for the time that Mr. Sandler spends on Nextera matters.

(2) This report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act or the Securities Exchange Act, except to the extent that Nextera specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Neither Mr. Grinstein nor Mr. Levine has at any time been an officer or employee of Nextera or any of its subsidiaries. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

ITEM 12.             Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The following table sets forth information with respect to our equity compensation plans in effect during the year ended December 31, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,802,185	$1.37	5,064,617
Equity compensation plans not approved by security holders	400,000	0.44	—
Total	7,202,185	$1.32	5,064,617

Description of Non-Security Holder-Approved Plans

During 2006, Nextera issued 150,000 options to purchase shares of Nextera’s Class A Common Stock to outside consultants.

On February 19, 2004, the Compensation Committee recommended that all directors receive options to purchase shares of Nextera’s Class A Common Stock at an exercise price of $0.43 per share, the closing market price on the day the Compensation Committee made the recommendation, subject to the approval of the full board of directors. On March 3, 2004, the board of directors approved the option grant. The closing market price of Nextera’s Class A Common Stock was $0.53 on March 3, 2004. A total of 250,000 of such options were granted.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of Nextera’s Class A Common Stock, Class B Common Stock, Series A Preferred Stock and Series B Preferred Stock as of April 13, 2008, by (i) all those known by us to be beneficial owners of more than 5% of Nextera’s Common Stock; (ii) each of Nextera’s directors; (iii) Nextera’s President and our other most highly paid executive officer; and (iv) all of our directors and executive officers as a group. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after April 13, 2008 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power. Unless otherwise indicated, the address of the persons named below is care of Nextera Enterprises, Inc., 14320 Arminta Street, Panorama City, California 91402.

	Beneficial			Beneficial		Beneficial		Beneficial
	Ownership of			Ownership of		Ownership of		Ownership of
	Class A Common			Class B Common		Series A Preferred		Series B Preferred
	Stock (1)(2)			Stock (1)(2)		Stock (1)(2)		Stock (1)(2)
	Shares		%	Shares	%	Shares	%	Shares	%
Name of	Beneficially		of	Beneficially	of	Beneficially	of	Beneficially	of
Beneficial Owner	Owned		Class	Owned	Class	Owned	Class	Owned	Class

Joseph J. Millin	8,517,410	(5)	22.0%	—	—	—	—	10,501	40%
Richard V. Sandler	712,259	(7)	*	—	—	—	—	—	—
Antonio Rodriquez	100,000	(7)	*	—	—	—	—	—	—
Ralph Finerman	300,346	(7)	*	—	—	—	—	—	—
Keith D. Grinstein	310,625	(7)(9)	*	—	—	—	—	—	—
Alan B. Levine	320,346	(7)	*	—	—	—	—	—	—
Stanley E. Maron	320,346	(7)	*	—	—	—	—	—	—
Scott J. Weiss	8,492,410	(6)	21.9%	—	—	—	—	10,501	40%
Mounte LLC	8,810,000	(8)	22.8%	3,844,200	100%	56,370	100%	15,752	60%
Lawrence J. Ellison	8,810,000	(8)	22.8%	3,844,200	100%	56,370	100%	15,752	60%
Michael R. Milken	8,810,000	(8)	22.8%	3,844,200	100%	56,370	100%	15,752	60%
Lowell J. Milken	8,810,000	(8)	22.8%	3,844,200	100%	56,370	100%	15,752	60%
Jocott Enterprises, Inc.	8,467,410	(4)	21.9%					10,501	40%

All directors and executive officers as a group (8 persons)	19,416,332		47.55%	3,844,200	100.00%	56,370	100.00%	26,253	100.00%

	Beneficial Ownership of Class A and B Common Stock and Series A and Series B Preferred Stock(1)(2)
Name of Beneficial Owner	Percent of Combined Voting Power(3)	Percent of Common and Preferred Stock Outstanding
Joseph J. Millin	9.99	20.01
Richard V. Sandler	*	*
Antonio Rodriquez	*	*
Ralph Finerman	*	*
Keith D. Grinstein(9)	*	*
Alan B. Levine	*	*
Stanley E. Maron	*	*
Scott J. Weiss	9.96	19.95
Mounte LLC.	64.99	29.98
Lawrence J. Ellison	64.99	29.98
Michael R. Milken	64.99	29.98
Lowell J. Milken	64.99	29.98
Jocott Enterprises, Inc.	9.94	19.89
All directors and executive officers as a group (8 persons)	77.41	54.77

*	Indicates beneficial ownership of less than 1.0% of the outstanding Class A, Class B Common Stock, Series A Preferred Stock or Series B Preferred Stock, as applicable.

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of April 13, 2008 are deemed outstanding and to be beneficially owned by the person holding such options for purposes of computing such person’s percentage ownership, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except for shares held jointly with a person’s spouse or subject to applicable community property laws, or as indicated in the footnotes to this table, each stockholder identified in the table possesses the sole voting and disposition power with respect to all shares of Common Stock shown as beneficially owned by such stockholder.

(2)

Based on approximately 38,692,851 shares of Class A Common Stock, 3,844,200 shares of Class B Common Stock, 56,370 shares of Series A Preferred Stock and 26,253 shares of Series B Preferred Stock outstanding as of April 13, 2008.

(3)

Holders of Nextera’s Class B Common Stock are entitled to 10 votes per share. Holders of Nextera’s Series A Preferred Stock are entitled to 151 votes per share, which equals the number of whole shares of Class A Common Stock into which one share of Series A Preferred Stock is convertible. Holders of Nextera’s Series B Preferred Stock are entitled to one vote per share.

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

(5)

At the closing of the acquisition of the Woodridge business, 8,467,410 shares of Class A Common Stock were issued to Jocott Enterprises, Inc. Messrs. Millin and Weiss are each directors of Jocott Enterprises, Inc. and a trustee and beneficiary (together with their respective spouses) of living trusts that own all of the shares of Jocott Enterprises, Inc. Messrs. Millin and Weiss have disclaimed all beneficial ownership of the shares held by Jocott Enterprises, Inc., except to the extent of their respective pecuniary interests therein. Includes 50,000 shares issuable with respect to options exercisable within 60 days of April 13, 2008.

(6)

At the closing of the acquisition of the Woodridge business, 8,467,410 shares of Class A Common Stock were issued to Jocott Enterprises, Inc. Messrs. Millin and Weiss are each directors of Jocott Enterprises, Inc. and a trustee and beneficiary (together with their respective spouses) of living trusts that own all of the shares of Jocott Enterprises, Inc. Messrs. Millin and Weiss have disclaimed all beneficial ownership of the shares held by Jocott Enterprises, Inc., except to the extent of their respective pecuniary interests therein. Includes 25,000 shares issuable with respect to options exercisable within 60 days of April 13, 2008.

(7)	Represents shares issuable with respect to options exercisable within 60 days of April 13, 2008.

(8)

Lawrence J. Ellison, Michael R. Milken and Lowell J. Milken may each be deemed to have the power to direct the voting and disposition of, and to share beneficial ownership of, any shares of Common Stock and Series A Preferred Stock owned by Mounte LLC. Lawrence J. Ellison, Michael R. Milken and Lowell J. Milken may be deemed to be a group within the meaning of Rule 13d-5 under the Exchange Act. Lawrence J. Ellison is Chairman and Chief Executive Officer of Oracle Corporation. Michael R. Milken is a manager and member of Mounte LLC.

(9)	Mr. Grinstein resigned from Nextera’s board of directors effective as of April 21, 2008.

ITEM 13.             Certain Relationships and Related Transactions, and Director Independence

Certain Relationship and Related Transactions

The Company has a Related Party Transaction Policies and Procedures (the “Policy”). The Policy requires the Audit Committee to review, assess and report on the material facts of “interested transactions” with “related parties” to the board for board pre-approval or ratification unless a transaction has been pre-approved or previously approved by the board, as determined by the Audit Committee. Pursuant to the Policy, no director who is a related party may participate in any discussion or approval of an interested transaction, except that such director will supply any material information concerning the transaction to the Audit Committee and the board, as needed.

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

Acquisition of the Woodridge Business

On March 9, 2006, Nextera and its wholly owned subsidiary Woodridge entered into an asset purchase agreement (the “Purchase Agreement”), with Jocott Enterprises, Inc. (“Seller”); Joseph J. Millin and Valerie Millin, Trustees of the Millin Family Living Trust Dated November 18, 2002; Scott J. Weiss and Debra Weiss, as Trustees of the Scott and Debra Weiss Living Trust; Joseph J. Millin; and Scott J. Weiss, under which Woodridge purchased substantially all of the assets of Seller.

The purchase price for the Woodridge business was comprised of:

•       $23.2 million in cash, including $0.8 million of acquisition expenses paid to third parties;

•       8,467,410 unregistered restricted shares of Nextera’s Class A Common Stock (the “Sale Shares”) constituting approximately 20% of the total outstanding common stock of Nextera immediately after such issuance, which shares were issued to Jocott and had a value of $4.2 million on the date of the Transaction; and

•       Nextera’s assumption of a promissory note of Jocott in the principal amount of $1.0 million, which assumed debt was paid in full by Nextera on the closing date of the Transaction.

$2.0 million of the cash portion of the purchase price was held in escrow until March 2007 at which time $0.5 million was withdrawn from the escrow account and distributed to Nextera by Jocott as a deposit under an Indemnity Deposit Agreement entered into between Nextera, Woodridge and Jocott on March 29, 2007. An additional $1.5 million was withdrawn from the escrow account in April 2007 and these funds were also distributed to Nextera by Jocott as a deposit under a separately executed Funding Agreement entered into between Nextera, Mounte and Jocott on April 16, 2007.  Under the terms of the Funding Agreement, Nextera and Woodridge will keep the irrevocable deposit in full satisfaction of certain claims for indemnification that Nextera or Woodridge may have against the sellers under the Purchase Agreement. The payment of any remaining indemnification obligations of Jocott was also secured through September 2007 by a pledge of the unregistered restricted shares of Nextera’s Class A Common Stock issued to Woodridge in connection with the Purchase Agreement.

As a condition to the closing of the Transaction, Nextera was required to increase the size of the board of directors to nine members, and, effective as of the closing, Messrs. Millin and Weiss were elected to fill the resultant vacancies on the board of directors. Messrs. Millin and Weiss also entered into employment agreements with Nextera and Woodridge. All of the shares of Jocott are owned by two living trusts; Mr. Millin serves as a trustee and is a beneficiary of one of the living trusts and Mr. Weiss serves as a trustee and beneficiary of the other living trust.

Under the Purchase Agreement, Jocott is granted “piggyback” registration rights with respect to the Sale Shares. In addition, each of Jocott, the shareholders of Jocott, Mr. Millin and Mr. Weiss agreed not to compete with the personal care, healthcare and beauty product business of Woodridge for a period of five years from and after the closing or, with respect to Messrs. Millin and Weiss, the date of termination of their employment (reduced to two years for Mr. Millin and Mr. Weiss if their employment contracts are not renewed by Woodridge or Nextera, if they are terminated without cause, or if they terminate their employment for good reason).

Debentures and Series A Cumulative Convertible Preferred Stock

On December 14, 2000, Nextera entered into a Note Conversion Agreement with Mounte whereby Mounte converted certain debentures into shares of Series A Preferred Stock, or Series A Preferred.  Mounte is the majority stockholder of Nextera. The Series A Preferred currently bears dividends at a 7% rate. Such dividends are payable quarterly in arrears in cash or, at the option of Nextera, in additional nonassessable shares of Series A Preferred.

The Series A Preferred carries a liquidation preference equal to $100 per share and is convertible into Class A Common Stock at the option of the holder. The Series A Preferred is convertible at a price equal to $0.6492 per share. Each holder of Series A Preferred is entitled to vote on matters presented to stockholders on an as converted basis. Holders of our Series A Preferred are entitled to 151 votes per share (which equals the number of whole shares of Class A Common Stock into which one share of Series A Preferred is convertible) on all matters to be voted upon for each share of Series A Preferred held.

Beginning on December 14, 2004, in the event that the average closing price of Nextera’s Class A Common Stock for the 30 days prior to the redemption is at least $1.0313, the Series A Preferred may be redeemed at the option of Nextera at a price equal to $106 per share plus accrued unpaid dividends through December 14, 2004. Each year thereafter, the redemption price will decrease $1 per share until December 14, 2010, at which point the redemption price will be fixed at $100 per share plus accrued unpaid dividends.

Funding Agreement and Note Conversion Agreements - Series B Cumulative Non-Convertible Preferred Stock

On April 16, 2007, Nextera, Woodridge, Mounte and Jocott entered into a Funding Agreement.  Under the terms of the Funding Agreement, Mounte and Jocott loaned to Nextera the principal sums of $1.5 million and $1.0 million respectively, pursuant to individual promissory notes. The notes accrued interest at an annual rate of 7% with principal originally payable at the maturity date of April 1, 2012. Nextera was prohibited from paying interest in cash on these notes under the terms of its Credit Agreement. Accordingly, interest was accrued and added to the principal balance of the notes. The notes, including accrued interest, were exchanged in connection with the Note Conversion Agreement discussed below.

The Funding Agreement provides, subject to (i) any required consents or approvals of the lenders under the Credit Agreement and of any other persons whose consent or approval is required at the time under any credit or other contract or agreement to which Nextera, Woodridge or any of their affiliates is a party, (ii) any required consent of the holders of the outstanding Series A Preferred, and (iii) the approval of Nextera’s board of directors; that, in the event that Nextera’s EBITDA for a fiscal year is greater than or equal to $7.0 million or is greater than or equal to $12.0 million for any two consecutive fiscal years, or any event happens that results in the exchange or redemption of, or payment of a liquidation preference with respect to, any of Nextera’s outstanding preferred stock, referred to herein as the Triggering Event, Nextera will take the following actions:

a)              Within 15 business days after the occurrence of a Triggering Event, Nextera will issue to Jocott additional shares of Cumulative Non-Convertible Series B Preferred Stock, or Series B Preferred, in addition to the shares of Series B Preferred issued in connection with the Note Conversion Agreement, at a price equal to $100 per share.  The number of such additional shares to be issued to Jocott will be equal to the quotient obtained by dividing (i) the sum of (A) $1,000,000, plus (B) the Appreciation Amount defined below, by (ii) 100, and rounding down to the nearest whole share.  Such shares of Series B Preferred will be issued to Jocott in consideration of Jocott’s irrevocable payment of the $2.0 million indemnity deposit and Jocott’s compromise and settlement of the past, pending and future specified claims. The “Appreciation Amount” means an amount equal to a deemed appreciation equal to (1) $1,000,000, multiplied by (2) seven percent (7%) per annum, compounded annually, calculated from the date that Jocott loaned the funds to Nextera pursuant to the promissory note issued by Jocott until the date of the issuance of the additional shares of Series B Preferred to Jocott.

b)             Within 15 business days after the occurrence of a Triggering Event, Nextera will also issue to Jocott the same number of shares of Series C Cumulative Non-Convertible Preferred Stock, or Series C Preferred, of Nextera as the number of additional shares of Series B Preferred issued to Jocott.  The Series C Preferred will (i) be issued at a price equal to $100 per share, (ii) have a liquidation preference equal to $100 per share and (iii) provide for a 7% paid-in-kind dividend.  The Series C Preferred will not be convertible into any other securities of Nextera and the Series C Preferred will rank (i) junior to the Series A Preferred as to the payment of dividends and as to the distribution of assets upon liquidation, dissolution or winding up, and (ii) on a parity with the Series B Preferred as to the payment of dividends and the Special Redemption Right noted below, but rank junior to the Series B Preferred as to the distribution of assets upon liquidation, dissolution or winding up. The Series C Preferred will be structured so as to comply with any applicable restrictions in any credit or other contract or agreement to which Nextera, Woodridge or any of their affiliates is a party.  Such shares of Series C Preferred will be issued to Jocott in consideration of Jocott’s irrevocable payment of the $2.0 million indemnity deposit and Jocott’s compromise and settlement of the past, pending and future specified claims.

c)              Nextera will grant to the holders of Series A Preferred, Series B Preferred and Series C Preferred the right, referred to herein as the Special Redemption Right, the exercise of which is conditioned upon the occurrence of a Triggering Event, the request of the holders and the approval of the Company’s board of directors,  to redeem all or a portion of the shares of the Preferred Stock held by such holders at a redemption price equal to $100 per share (plus any applicable accrued but unpaid dividends on the shares so redeemed).  The Special Redemption Right of the holders of Series A Preferred will be senior and prior to the Special Redemption Rights of the holders of Series B Preferred and Series C Preferred, and the Special Redemption Rights of the holders of Series B Preferred and Series C Preferred will be on parity with each other.

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

In connection with the issuance of the Series B Preferred Stock, Nextera issued a Class A Common Stock Purchase Warrant to, each of Mounte and Jocott, pursuant to the terms of a Funding Agreement. Under such Warrants, Nextera granted Mounte and Jocott the right to purchase 3,033,945 and 2,022,630 shares, respectively, of Nextera’s Class A Common Stock at an exercise price of $0.50 per share, exercisable at any time at the option of the holder. The warrants have a ten-year term and have customary piggyback registration rights and anti-dilution rights with respect to specified events. The fair value of the warrants has been determined to be $647 thousand. This amount was calculated using the Black-Scholes pricing model with the following assumptions: 118.9% volatility; expected term of 10 years; 5.10% risk-free rate; and 0% dividend.

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

Legal Services

The law firm of Maron & Sandler has provided legal services to us since February 1997. Messrs. Maron and Sandler, two members of our Compensation Committee, are partners of Maron & Sandler. Mr. Sandler currently serves as the Chairman of Nextera’s board of directors and Mr. Maron serves as our Secretary.  Effective February 1, 2003, Mr. Sandler began serving as Vice Chairman of Nextera’s board of directors on a month to month basis. Pursuant to the terms of his letter of acceptance, dated February 1, 2003, Mr. Sandler was paid $20,000 per month for such services. On January 25, 2006, Nextera and Mr. Sandler agreed to reduce the compensation paid to Mr. Sandler for his services as Chairman of the board of directors from $20,000 per month to $6,667 per month, effective as of January 1, 2006.  In 2007, Maron & Sandler billed us approximately $37,000 for legal services rendered.  Since Mr. Sandler became Vice-Chairman and subsequently Chairman of Nextera, no legal fees relating to Mr. Sandler’s services to Nextera have been billed to us.

Inventory Purchase

During 2006, a party related to Jocott acquired approximately $0.3 million of slow-moving inventory at book value from the Company.

ITEM 14.  Principal Accountant Fees and Services

The following table summarizes the aggregate fees billed to Nextera by Ernst & Young for the years ended December 31, 2007 and 2006:

	2007	2006
Audit Fees(1)	$169,500	$183,200
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	1,500
Total	$169,500	$184,700

(1)             Audit fees consist of fees billed for professional services rendered for the audit of Nextera’s consolidated annual financial statements, review of the interim consolidated financial statements included in quarterly reports and other services associated with regulatory filings.

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

(4)             All other fees consist of fees for products and services other than the services reported above. For the year ended December 31, 2006, this category included a subscription fee for technical research material.

The Audit Committee discussed the nature of the services provided by Ernst & Young with our management and determined that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the Public Company Accounting Oversight Board.

Pre-Approval Policy of the Audit Committee

The Audit Committee’s policy is to pre-approve all audit and non-audit services by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to Mr. Levine, the Chairman of the Audit Committee, for services required on an expedited basis. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. All of the audit, audit-related, tax and other services provided by Ernst & Young LLP in fiscal year 2007 and related fees were approved in accordance with the Audit Committee’s policy.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a)   The following documents are filed as part of this report as Exhibits:

1. The following consolidated financial statements and report of independent registered public accounting firm are included in Item 8 of this Annual Report on Form 10-K:

•       Report of Independent Registered Public Accounting Firm

•       Consolidated Balance Sheets at December 31, 2007 and 2006

•       Consolidated Statements of Operations for the years ended December 31, 2007 and 2006

•       Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007 and 2006

•       Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006

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
4.2(4)

Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Cumulative Convertible Preferred Stock of Nextera Enterprises, Inc.

4.3(5)

Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series B Cumulative Non-Convertible Preferred Stock of Nextera Enterprises, Inc.

4.4(5)

Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series C Cumulative Non-Convertible Preferred Stock of Nextera Enterprises, Inc.

4.5(4)	Note Conversion Agreement dated as of December 14, 2000 by and between Knowledge Universe, Inc. and Nextera Enterprises, Inc.
4.6(5)	Note Conversion Agreement between Nextera Enterprises, Inc. and Mounte LLC dated as of June 15, 2007.
4.7(5)	Note Conversion Agreement between Nextera Enterprises, Inc. and Jocott Enterprises, Inc. dated as of June 15, 2007.
4.8(5)	Class A Common Stock Purchase Warrant issued to Mounte LLC dated as of June 15, 2007.
4.9(5)	Class A Common Stock Purchase Warrant issued to Jocott Enterprises, Inc. dated as of June 15, 2007.
4.10(6)	Letter Agreement dated June 29, 2001 between Knowledge Universe, Inc. and Nextera Enterprises, Inc.
4.11(7)	Letter Agreement dated March 29, 2002 between Knowledge Universe, Inc. and Nextera Enterprises, Inc.
4.12(7)	Letter Agreement dated June 14, 2002 between Knowledge Universe, Inc. and Nextera Enterprises, Inc.
10.1(8)*	Amended and Restated 1998 Equity Participation Plan dated as of June 6, 2006.
10.2(9)*	Nextera/Lexecon Limited Purpose Stock Option Plan.
10.3(10)*	Employment Agreement dated October 25, 2000 between Nextera Enterprises, Inc. and David Schneider.

Exhibit No.	Description
10.4(11)*	Letter dated January 9, 2003 between David Schneider and Nextera Enterprises, Inc.
10.5(12)*	Letter dated as of February 1, 2003 between Richard V. Sandler and Nextera Enterprises, Inc.
10.6(13)*	Letter dated as of January 25, 2006 between Richard V. Sandler and Nextera Enterprises, Inc.
10.7(14)

Asset Purchase Agreement, dated September 25, 2003, by and among Nextera Enterprises, Inc., Lexecon Inc., CE Acquisition Corp., ERG Acquisition Corp., FTI Consulting, Inc. and LI Acquisition Company, LLC.

10.8(15)

Credit Agreement dated as of March 9, 2006 by and among Nextera Enterprises, Inc., W Lab Acquisition Corp., the lenders party thereto and NewStar Financial, Inc. (as administrative agent for the lenders)

10.8.1(16)

Amendment and Forbearance Agreement dated as of March 29, 2007 by and among Nextera Enterprises, Inc., Woodridge Labs, Inc., the lenders party thereto and NewStar Financial, Inc. (as administrative agent for the lenders).

10.8.2(17)

Amendment Agreement dated as of April 17, 2007 under the Woodridge Labs Credit Agreement dated as of March 29, 2007 by and among Nextera Enterprises, Inc., Woodridge Labs, Inc., the lenders party thereto and NewStar Financial, Inc. (as administrative agent for the lenders).

10.8.3(18)

Amendment Agreement dated as of November 7, 2007 under the Woodridge Labs Credit Agreement, as amended, originally dated as of March 9, 2006 by and among Nextera Enterprises, Inc., the lenders party thereto and NewStar Financial, Inc. (as administrative agent for the lenders).

10.9(15)	Guaranty Agreement dated as of March 9, 2006 by and among Nextera Enterprises, Inc., W Lab Acquisition Corp. and NewStar Financial, Inc. (as administrative agent).
10.10(15)	Security Agreement dated as of March 9, 2006 by and among Nextera Enterprises, Inc., W Lab Acquisition Corp. and NewStar Financial, Inc. (as administrative agent)
10.11(15)	Pledge Agreement dated as of March 9, 2006 by and among Nextera Enterprises, Inc., W Lab Acquisition Corp. and NewStar Financial, Inc. (as administrative agent).
10.12(1)

Asset Purchase Agreement dated as of March 9, 2006 by and among Nextera Enterprises, Inc., W Lab Acquisition Corp., Woodridge Labs, Inc., Joseph J. Millin and Valerie Millin, Trustees of the Millin Family Living Trust Dated November 18, 2002, Scott J. Weiss and Debra Weiss, as Trustees of the Scott and Debra Weiss Living Trust, Joseph J. Millin, and Scott J. Weiss.

10.13(1)	Stock Pledge and Security Agreement dated as of March 9, 2006 by and among Nextera Enterprises, Inc. by and among Nextera Enterprises, Inc., W Lab Acquisition Corp. and Woodridge Labs, Inc.
10.14(1)*	Employment Agreement dated as of March 9, 2006 by and among Nextera Enterprises, Inc., W Lab Acquisition Corp. and Joseph J. Millin.
10.15(1)*	Employment Agreement dated as of March 9, 2006 by and among Nextera Enterprises, Inc., W Lab Acquisition Corp. and Scott J. Weiss.
10.16(19)*	Form of Non-Qualified Stock Option Agreement for use with the Amended and Restated 1998 Equity Participation Plan (Independent Director)
10.17(19)*	Form of Non-Qualified Stock Option Agreement for use with the Amended and Restated 1998 Equity Participation Plan (Employee).
10.18(20)	Inventory Sale Agreement dated as of December 1, 2006 by and between Nextera Enterprises, Inc., Woodridge Labs, Inc., J&S Investments, Jocott Enterprises, Inc., Joseph J. Millin and Scott J. Weiss.
10.19(21)*	Offer Letter dated December 14, 2006 from Nextera Enterprises, Inc. to Antonio Rodriguez.
10.20(22)	Indemnity Deposit Agreement dated as of March 29, 2007 by and between Nextera Enterprises, Inc., Woodridge Labs, Inc. and Jocott Enterprises, Inc.
10.21(17)	Funding Agreement dated as of April 16, 2007 by and among Nextera Enterprises, Inc., Woodridge Labs, Inc., Mounte LLC and Jocott Enterprises, Inc.
10.22(17)	Mounte LLC Promissory Note
10.23(17)	Jocott Promissory Note
10.24(17)	Mounte LLC Standstill Agreement
10.25(17)	Jocott Standstill Agreement
10.26(17)	Intercompany Subordination Agreement
21.1 (1)	List of Subsidiaries
23.1(23)	Consent of Independent Registered Public Accounting Firm
31.1(23)	Rule 13a-14(a)/15d-14(a) Certification
31.2(23)	Rule 13a-14(a)/15d-14(a) Certification

Exhibit No.	Description
32.1(23)	Section 1350 Certification
32.2(23)	Section 1350 Certification

(1)	Filed as an exhibit to Nextera’s Current Report on Form 8-K filed on March 15, 2006, and incorporated herein by reference.

(2)	Filed as an exhibit to Nextera’s Current Report on Form 8-K filed on March 3, 2006, and incorporated herein by reference.

(3)	Filed as an exhibit to Nextera’s Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-63789) dated May 17, 1999, and incorporated herein by reference.

(4)	Filed as an exhibit to Nextera’s Current Report on Form 8-K filed on December 15, 2000, and incorporated herein by reference.

(5)	Filed as an exhibit to Nextera’s Current Report on Form 8-K filed on June 18, 2007, and incorporated herein by reference.

(6)	Filed as an exhibit to Nextera’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

(7)	Filed as an exhibit to Nextera’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(8)	Filed as an exhibit to Nextera’s Registration Statement on Form S-8 (File No. 333-135335) dated June 26, 2006, and incorporated herein by reference.

(9)	Filed as an exhibit to Nextera’s Amendment No. 6 to Registration Statement on Form S-1 (File No. 333-63789) dated May 6, 1999, and incorporated herein by reference.

(10)	Filed as an exhibit to Nextera’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

(11)	Filed as an exhibit to Nextera’s Current Report on Form 8-K filed on February 6, 2003 and incorporated herein by reference.

(12)	Filed as an exhibit to Nextera’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(13)	Filed an exhibit to Nextera’s Current Report on Form 8-K filed on January 26, 2006 and incorporated herein by reference.

(14)	Filed as an exhibit to Nextera’s Current Report on Form 8-K filed on September 26, 2003 and incorporated herein by reference.

(15)	Filed as an exhibit to Nextera’s Current Report on Form 8-K filed on March 10, 2006 and incorporated herein by reference.

(16)	Filed as an exhibit to Nextera’s Current Report on Form 8-K filed on April 3, 2007 and incorporated herein by reference.

(17)	Filed as an exhibit to Nextera’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

(18)	Filed as an exhibit to Nextera’s Current Report on Form 8-K filed on November 9, 2007 and incorporated herein by reference.

(19)	Filed as an exhibit to Nextera’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(20)	Filed as an exhibit to Nextera’s Current Report on Form 8-K filed on December 5, 2006, and incorporated herein by reference.

(21)	Filed as an exhibit to Nextera’s Current Report on Form 8-K filed on January 4, 2007 and incorporated herein by reference.

(22)	Filed as an exhibit to Nextera’s Current Report on Form 8-K filed on April 3, 2007 and incorporated herein by reference.

(23)	Filed herewith.

*	Indicates a management plan or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTERA ENTERPRISES, INC.
May 9, 2008

	By:	/s/ JOSEPH J. MILLIN
Joseph J. Millin
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH J. MILLIN	President and Director (Principal Executive	May 9, 2008
Joseph J. Millin	Officer)

/s/ ANTONIO RODRIQUEZ	Chief Financial Officer (Principal Financial	May 9, 2008
Antonio Rodriquez	Officer and Principal Accounting Officer)

/s/ RICHARD V. SANDLER	Chairman of the Board of Directors	May 9, 2008
Richard V. Sandler

/s/ RALPH FINERMAN	Director	May 9, 2008
Ralph Finerman

/s/ ALAN B. LEVINE	Director	May 9, 2008
Alan B. Levine

/s/ STANLEY E. MARON	Director	May 9, 2008
Stanley E. Maron

/s/ SCOTT J. WEISS	Director	May 9, 2008
Scott J. Weiss

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2007 and 2006

	Balance at Beginning of Period	Acquired in Acquisition	Charged to Costs and Expenses	Charged to revenue	Deductions	Balance at end of period
2007
Allowance for doubtful accounts	$25	$—	$—	$—	$16	$9
Allowance for sales deductions (returns, damages and discounts)	4,607	—	—	4,929	5,078	4,456
Inventory obsolescence	593	—	417	—	337	673

2006
Allowance for doubtful accounts	$—	$25	$—	$—	$—	$25
Allowance for sales deductions (returns, damages and discounts)	—	966	—	5,865	2,224	4,607
Inventory obsolescence	—	396	237		40	593