Form 10-K/A
period 2007-12-31
NEXTERA ENTERPRISES INC
filed 2008-09-30
CIK 1070534

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “Original Annual Report”) for the year ended December 31, 2007, which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2008 and which was amended by Amendment No. 1 filed with the SEC on August 21, 2008. This Amendment revises management’s conclusion as to the effectiveness of the Company’s disclosure controls and procedures at December 31, 2007 in Part II Item 9A(T) in the Original Annual Report. We are also re-filing Exhibit 31.1, the certifications of our Principal Executive and Financial Officer required by Item 601(b)(31)(i) of Regulation S-K as of the date of this Amendment. As permitted by, and in accordance with Staff guidance, because the Company is not including financial statements in this Amendment, paragraph 3 of this certification has been removed.

Except as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Annual Report, as amended. This Amendment No. 2 does not reflect events occurring after the filing of the Original Annual Report, as amended, or modify or update those disclosures, including the exhibits to the Original Annual Report, as amended, affected by subsequent events. Accordingly, this Amendment No. 2 should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report, as amended, including any amendments to those filings.

		Page(s)
PART II

Item 9A(T).	Controls and Procedures	4

PART IV

Item 15.	Exhibits, Financial Statement Schedules	5

Signatures		6

Certifications

	Exhibit (31.1) – Section 302 Certification – Principal Executive and Financial Officer

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007 was performed under the supervision and with the participation of the Company’s management. Based on that evaluation, the Company’s management, including the Chairman of the Board of Directors (the Company’s Principal Executive and Financial Officer), has concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are not effective because we failed to include the Management’s Report on Internal Control Over Financial Reporting in our Original Annual Report. We remedied this failure in the effectiveness of our disclosure controls and procedures by amending our Original Annual Report to include the required management’s report. We have implemented additional controls and procedures designed to ensure that the disclosure provided by the Company meets the then current requirements of the applicable filing made under the Exchange Act.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive and Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 30th day of September, 2008.

NEXTERA ENTERPRISES, INC.

By:	/s/ RICHARD V. SANDLER
Richard V. Sandler
Chairman of the Board of Directors